Form 10-Q
period 2018-06-30
VectoIQ Acquisition Corp.
filed 2018-08-13
CIK 1731289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-38495

VECTOIQ ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-4151153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1354 Flagler Drive Mamaroneck, NY	10543
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 475-8506

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 8, 2018, there were 29,640,000 shares of the Company’s common stock, par value $0.0001 issued and outstanding (including 22,645,395 shares subject to possible redemption).

VectoIQ Acquisition Corp.

		Page
PART I- FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of June 30, 2018 (unaudited)	1
	Condensed Statements of Operations (unaudited) for the three months ended June 30, 2018 and for the period from January 23, 2018 (inception) to June 30, 2018	2
	Condensed Statement of Stockholders’ Equity (unaudited) for the period from January 23, 2018 (inception) to June 30, 2018	3
	Condensed Statement of Cash Flows (unaudited) for the period from January 23, 2018 (inception) to June 30, 2018	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior securities	19
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

PART I — FINANCIAL INFORMATION:

ITEM 1. Financial Statements

VectoIQ Acquisition Corp.

Condensed Balance Sheet

June 30, 2018

(Unaudited)

Assets
Current assets:
Cash	$1,339,475
Prepaid insurance	62,500
Total current assets	1,401,975

Non-current assets:
Cash held in Trust account	24,744
Investments held in Trust account	232,286,639
Prepaid insurance	54,688

Total assets	$233,768,046

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,560
Accrued liabilities	15,000
Total liabilities	49,560
Commitments and Contingencies

Common shares subject to possible redemption, 22,645,395 shares at redemption value	228,718,485

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,994,605 shares issued and outstanding (excluding 22,645,395 shares subject to possible redemption) at June 30, 2018	699
Additional paid-in capital	5,011,194
Accumulated deficit	(11,892)
Total stockholders’ equity	5,000,001
Total Liabilities and Stockholders’ Equity	$233,768,046

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2018	For the period from January 23, 2018 (inception) to June 30, 2018
Expenses:
General and administrative expenses	$22,813	$23,275

Loss from operations	(22,813)	(23,275)

Other income:
Interest income in trust account	11,383	11,383

Net loss	$(11,430)	$(11,892)

Weighted average share outstanding, basic and diluted	16,665,165	13,107,630
Basic and diluted net loss per share	$(0.00)	$(0.00)

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from January 23, 2018 (Inception) to June 30, 2018

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 23, 2018 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders on February 15, 2018	5,750,000	575	24,425	—	25,000
Issuance of common stock to private placement stockholders on May 18, 2018 at $10 per share	800,000	80	7,999,920	—	8,000,000
Issuance of common stock to public shareholders on May 18, 2018 at $10 per share net of underwriting discount and offering expenses including 287,500 founders shares at $0.004 per share	20,000,000	2,000	195,403,378	—	195,405,378
Issuance of common stock to private placement stockholders on May 29, 2018 at $10 per share	90,000	9	899,991	—	900,000
Issuance of common stock to public shareholders on May 29, 2018 at $10 per share net of underwriting discount of $600,000	3,000,000	300	29,399,700	—	29,400,000
Proceeds subject to possible conversion of 22,645,395 shares	(22,645,395)	(2,265)	(228,716,220)	—	(228,718,485)

Net loss	—	—	—	(11,892)	(11,892)
Balance at June 30, 2018	6,994,605	$699	$5,011,194	$(11,892)	$5,000,001

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 23, 2018 (Inception) to June 30, 2018

(Unaudited)

Cash flow from operating activities:
Net loss	$(11,892)
Adjustments to reconcile net loss to net cash used in operation
Changes in operating assets and liabilities:
Increase in prepaid expenses	(117,188)
Increase in accrued liabilities	15,000
Increase in Accounts Payable	462
Net cash used in operating activities	(113,618)

Cash flows from investing activities:
Investment held in trust account	(232,286,639)
Net cash used in investing activities	(232,286,639)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $5,160,524	233,764,476
Proceeds from note payable	120,000
Payments on note payable	(120,000)
Net cash provided by financing activities	233,764,476

Net increase in cash	1,364,219
Cash—beginning of period	—
Cash—end of period	$1,364,219

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$34,098

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Organization and Business Operations

VectoIQ Acquisition Corp. (the “Company”) was incorporated in Delaware on January 23, 2018. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the industrial technology, transportation and smart mobility industries. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature.

As of June 30, 2018, the Company had not commenced operations. All activity for the period from January 23, 2018 (inception) through June 30, 2018 relates to the Company’s formation and its initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and investments from the proceeds derived from its initial public offering. The Company has a December 31 year end. The Company’s sponsor is VectoIQ Holdings, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s initial public offering was declared effective May 15, 2018.  On May 18, 2018, the Company consummated an initial public offering of 20,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, which is discussed in Note 3.  Simultaneously with the closing of the initial public offering, the Company consummated the sale of 800,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, Cowen Investments, LLC (collectively with the Sponsor, the “Founders”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”).

Following the closing of the initial public offering on May 18, 2018, an amount of $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the initial public offering and the Private Placement Units was placed in a trust account (“Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On May 24, 2018, the underwriters notified the Company of their exercise of the over-allotment option in full and, on May 29, 2018, purchased 3,000,000 additional Units (the “Additional Units”) at $10.00 per Additional Unit upon the closing of the over-allotment option, generating total gross proceeds of $30,000,000. On May 29, 2018, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 90,000 Private Units at $10.00 per additional Private Unit (the “Additional Private Units”), generating total gross proceeds of $900,000. Following the closing of the over-allotment option, an additional $30,300,000 ($10.10 per Unit) was placed in the Trust Account, resulting in $232,300,000 ($10.10 per Unit) held in the Trust Account.

Transaction costs amounted to $5,194,622, consisting of $4,600,000 of underwriting fees, including underwriting fees resulting from the exercise of the underwriters’ over-allotment, and $594,622 of initial public offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combination with one or more target businesses having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding shares of its common stock, par value $0.0001, sold in the initial public offering (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below in Note 3) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if a stockholder vote is held to approve such transaction, only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the initial public offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination or any amendment to the provisions of the Company’s Amended and Restated Certificate of Incorporation relating to its pre-initial business combination activity and related stockholders’ rights.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the common stock sold in the initial public offering, without the prior consent of the Company.

The Company’s Founders, officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares of common stock in conjunction with any such amendment.

If the Company does not consummate a Business Combination by May 18, 2020 (the “Combination Period”), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (less up to $100,000 of interest to pay dissolution expenses, and taxes that were not previously released from the trust and paid), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account (or potentially less in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors (other than the Company’s independent auditors), service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2018, the Company had outstanding warrants to purchase 23,890,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and a trust account held at financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet due to their short term nature.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash held in Trust Account

At June 30, 2018, the assets held in the Trust Account were held in 180-day U.S. Treasury bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering costs

Offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the initial public offering. Offering costs amounting to $5,194,622 were charged to stockholders’ equity as of June 30, 2018.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended June 30, 2018 and the period from January 23, 2018 (inception) to June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

Pursuant to the initial public offering, the Company sold 23,000,000 Units (including 3,000,000 Units subject to the underwriters’ over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of common stock (such shares of common stock included in the Units sold in the initial public offering, the “Public Shares”), and one redeemable warrant (each such warrant included in the Units sold in the initial public offering, a “Public Warrant”). Each Public Warrant entitles the registered holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the initial public offering or 30 days after the completion of the initial Business Combination. The Public Warrants will expire on the fifth anniversary of the Company’s completion of an initial Business Combination, or earlier upon redemption or liquidation.  As of June 30, 2018, the Company has 23,890,000 warrants outstanding.

The Company is accounting for its warrants and the forward purchase agreement (as defined below) under ASC 815 and is including them in Shareholders’ Equity.

No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares. Notwithstanding the foregoing, if a registration statement covering the issuance of the shares issuable upon exercise of the Public Warrants is not effective within 90 days from the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement or a current prospectus, exercise Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis.

The Private Warrants (as defined below) are identical to the Public Warrants underlying the Units sold in the initial public offering, except that the Private Warrants and the common stock issuable upon exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees and Private Warrants held by Cowen Investments LLC will not be exercisable more than five years after the effective date of the registration statement related to the initial public offering in accordance with FINRA Rule 5110(f)(2)(G)(i). If the Private Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

•                  in whole and not in part;

•                  at a price of $0.01 per warrant;

•                  upon a minimum of 30 days’ prior written notice of redemption; and

•                  if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrant shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 4—Related Party Transactions

Founder Shares

On February 15, 2018, the Founders purchased an aggregate of 5,750,000 shares (the “Founder Shares”) of the Company’s common stock, par value $0.0001, for an aggregate purchase price of $25,000, or approximately $0.004 per share. The Sponsor and Cowen Investments purchased 4,301,000 and 1,449,000 of the Founder Shares, respectively. In March 2018, the Sponsor transferred 15,000 Founder Shares to each of its initial director nominees. In April 2018, the sponsor forfeited 435,606 Founder Shares and the Anchor Investor purchased 435,606 Founder

Shares for an aggregate purchase price of $1,894, or approximately $0.004 per share. In May 2018, Cowen Investments forfeited 287,500 Founder Shares, which were subsequently purchased by the Sponsor and the Anchor Investor. Additionally, in May 2018, the Sponsor purchased 254,829 Founder Shares for an aggregate purchase price of $1,108, or approximately $0.004 per share, and the Anchor Investor purchased 32,671 Founder Shares for an aggregate purchase price of $142, or approximately $0.004 per share.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Units

Simultaneously with the initial public offering, the Founders and Anchor Investor purchased an aggregate of 890,000 Private Placement Units (including 90,000 Private Placement Units in connection with the exercise of the over-allotment option) at a price of $10.00 per Private Placement Unit ($8.9 million in the aggregate) in a private placement. Each Private Placement Unit consists of one share of common stock (such shares of common stock included in the Private Placement Units, the “Private Shares”) and one redeemable warrant (each, a “Private Warrant”). Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 6). Proceeds from the Private Placement Units were added to the proceeds from the initial public offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in trust will be part of the liquidating distribution to the public stockholders, and the Private Warrants will expire worthless. The Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Founders or their permitted transferees.

The Founders and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units or the securities underlying the Private Placement Units until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

A fund affiliated with P. Schoenfeld Asset Management LP, which is referred to as the “forward purchase investor,” is a member of the Sponsor and has entered into a contingent forward purchase agreement with the Company (the “forward purchase agreement”) which provides for the purchase by the forward purchase investor of 2,500,000 forward purchase shares, plus one of the Company’s redeemable warrants for each forward purchase share, for total gross proceeds of up to $25,000,000. These shares and warrants will be purchased in a private placement to close simultaneously with the consummation of the Company’s initial business combination. These issuances will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

While the Company may elect to have the forward purchase investor purchase no securities under the contingent forward purchase agreement, if the Company requests that the forward purchase investor purchase securities and the forward purchase investor defaults on such purchase or the forward purchase investor exercises its right of refusal contained in the forward purchase agreement, the forward purchase investor will forfeit up to all of its ownership interest in the Sponsor related to Founder Shares, and the Sponsor will have the right to redeem the forward purchase investor’s remaining ownership interest in the Sponsor at the original purchase price.

Related Party Loans

On March 1, 2018, the Sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the initial public offering pursuant to a promissory note. Also, on March 1, 2018, Cowen Investments, LLC agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the initial public offering pursuant to a second promissory note on the same terms as the loan provided by the Sponsor. These loans are non-interest bearing and were repaid with the proceeds from the initial public offering.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into additional units of the post Business Combination entity at a price of $10.00 per unit. The securities would be identical to the Private Placement Units. To date, the Company had no borrowings under the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space and general administrative services.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

Note 5—Commitments & Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on May 15, 2018, the Founders, anchor investor, and the Company’s executive officers, directors and director nominees and their permitted transferees will be entitled to demand that the Company register for resale the Founder Shares, the Private Placement Units and underlying securities and any securities issued upon conversion of Working Capital Loans. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, Cowen Investments may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion.

Business Combination Marketing Agreement

The Company engaged the underwriters as advisors in connection with its Business Combination pursuant to a business combination marketing agreement. Pursuant to that agreement, the Company will pay such advisors a cash fee for such services upon the consummation of an initial Business Combination in an amount equal to 3.5% of the gross proceeds of the initial public offering, including any proceeds from the full or partial exercise of the over-allotment option.

Note 6—Stockholders’ Equity

Common Stock—The Company is currently authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2018, there were 29,640,000 shares of common stock issued and outstanding including 22,645,395 shares subject to redemption.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2018, there were no shares of preferred stock issued or outstanding.

Note 7 — Investment Valuation

FASB ASC 820 establishes a single definition of fair value, creates a three-tier hierarchy as a framework for measuring fair value based on inputs used to value the Company’s investments and requires additional disclosure about fair value. Fair value is an estimate of the price the Company would receive to sell an asset or pay to transfer a liability in an orderly arm’s length transaction between market participants at the measurement date and sets out a fair value hierarchy. The valuation hierarchy is based upon the transparency of inputs used to measure fair value. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1: Quoted prices (unadjusted) are available in active markets for identical investments as of the reporting date. The types of financial instruments in Level 1 include listed equities and listed derivatives.  The Company’s investments in the Trust Account are 180-day T Bills and therefore are level 1, type of investments, since the Company is able to value the investments based on quoted prices in an active market.

Level 2: Pricing inputs are other than quoted prices in active markets for identical investments, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments in this category generally include corporate bonds and loans, less liquid and restricted equity securities, certain over-the-counter derivatives. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3: Pricing inputs include those that are generally less observable or unobservable and include situations where there is little, if any, market activity for the investment. Financial instruments in this category generally include equity and debt positions in private companies. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local markets conditions, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Upon the closing of the Public Offering and the private placement, a total of $202,000,000 was deposited into the Trust Account at May 18, 2018. In connection with the exercise of the overallotment option, an additional $30,300,000 was deposited. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At June 30, 2018, the proceeds of the Trust Account were invested in U.S. government treasury bills maturing in November 2018 yielding interest of approximately 2.0%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying June 30, 2018 condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2018 consist of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying value at June 30, 2018	Gross Unrealized Holding Gain	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash	$24,744	$—	$24,744
U.S. government treasury bills	232,286,639	486,493	232,773,132
Total	$232,311,383	$486,493	$232,797,876

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer VectoIQ Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a newly organized company incorporated as a Delaware corporation on January 23, 2018 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) and the sale of private placement units that occurred simultaneously with the consummation of the Public Offering.

The issuance of additional shares of our stock in a business combination:

•                  may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class B Common Stock resulted in the issuance of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the Class B Common Stock;

•                  may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•                  could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•                  may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•                  may adversely affect prevailing market prices for our Class A Common Stock and/or warrants.

As indicated in the accompanying financial statements, at June 30, 2018, we had $1,339,475 in cash, $24,744 of cash held in trust account, and investments held in trust account of $232,286,639. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the period from January 23, 2018 (inception) to June 30, 2018, we had a net loss of $11,892. Our entire activity from January 23, 2018 (inception) through May 18, 2018, consisted of formation and preparation for the initial public offering, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the initial public offering on inception, our operating costs include costs associated with obtaining directors and officers insurance and other general and administrative costs.

Liquidity and Capital Resources

In May 2018, we consummated the Public Offering, in which we sold 23,000,000 Units (including 3,000,000 Units subject to the exercise of the underwriters’ over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $230,000,000 before underwriting discounts and expenses. The Sponsor, Cowen Investments, LLC and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”) purchased an aggregate of 890,000 units at a price of $10.00 per unit in a private placement that occurred simultaneously with the initial public offering and the exercise of the over-allotment option. In connection with the initial public offering, we incurred transaction costs of $5,194,622, consisting of $4,600,000 of underwriting fees and $594,622 of other initial public offering costs.

Prior to the Public Offering, our only sources of liquidity were an initial purchase of shares of our common stock for $25,000 and two related party loans from our Sponsor and Cowen Investments, LLC totaling $120,000 to cover expenses related to the Public Offering. These loans were repaid with the proceeds from the Public Offering.

Prior to the completion of our Initial Business Combination, we will have available to us the approximately $1,410,663 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $10.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect that we have sufficient resources to fund our operations for the 24 months following the closing of the Public Offering. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination, which may include a specified future issuance. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At June 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We have entered into an Administrative Support Agreement with our Sponsor, pursuant to which the Company is billed a total of $10,000 per month for office space and general administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease incurring these monthly fees.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Income Taxes

We follow the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 23, 2018 (inception) to June 30, 2018. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to income tax examinations by major taxing authorities since inception.

We may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. Our management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2018, our efforts have been limited to organizational activities and activities relating to our Public Offering. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on January 23, 2018. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from January 23, 2018 (inception) to June 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — PART II — OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.                        Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on May 18, 2018 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in the Current Report on Form 8-K filed the Company on May 21, 2018 (the “Initial Form 8-K”), on May 18, 2018, the Company completed the Public Offering of 20,000,000 units (“Units”), each Unit consisting of one share of common stock, par value $0.0001 per share (“Common Stock”), and one redeemable warrant (“Warrant”), each Warrant exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-224351). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $200,000,000. On May 24, 2018, the underwriters notified the Company of their exercise of the over-allotment option in full and, on May 29, 2018, purchased 3,000,000 additional Units (the “Additional Units”) at $10.00 per Additional Unit upon the closing of the over-allotment option, generating total gross proceeds of $30,000,000.

As previously reported in the Initial Form 8-K, on May 18, 2018, simultaneously with the consummation of the Public Offering, the Company consummated the private placement of an aggregate of 800,000 units (“Private Units”) at a price of $10.00 per Private Unit, generating total gross proceeds of $8,000,000. On May 29, 2018, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 90,000 Private Units at $10.00 per additional Private Unit (the “Additional Private Units”), generating total gross proceeds of $900,000. The Private Units are identical to the Units except as described in the Initial Form 8-K. A total of $30,300,000 of the net proceeds from the sale of the Additional Units and the Additional Private Units were deposited in the trust account established for the benefit of the Company’s public stockholders at J.P. Morgan Chase Bank, N.A. (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, bringing the aggregate proceeds held in the Trust Account to $232,300,000.

We paid a total of $4,600,000 in underwriting discounts and commissions and $594,622 for other costs and expenses related to our formation and the Public Offering.

For a description of the use of the proceeds generated in the Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                                 Mine Safety Disclosures

Not Applicable.

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits

Exhibit Number	Description
31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOIQ ACQUISITION CORP.

Dated: August 13, 2018	/s/ Stephen Girsky
Name: Stephen Girsky
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2018	/s/ Steve Shindler
Name: Steve Shindler
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)