Form 10-Q
period 2018-09-30
VectoIQ Acquisition Corp.
filed 2018-11-08
CIK 1731289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 8, 2018, there were 29,640,000 shares of the Company’s common stock, par value $0.0001 issued and outstanding (including 22,645,395 shares subject to possible redemption).

VectoIQ Acquisition Corp.

		Page
PART I- FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2018 (unaudited)	1
	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2018 and for the period from January 23, 2018 (inception) to September 30, 2018	2
	Condensed Statement of Stockholders’ Equity (unaudited) for the period from January 23, 2018 (inception) to September 30, 2018	3
	Condensed Statement of Cash Flows (unaudited) for the period from January 23, 2018 (inception) to September 30, 2018	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior securities	19
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

PART I — FINANCIAL INFORMATION:

ITEM 1. Financial Statements

VectoIQ Acquisition Corp.

Condensed Balance Sheet

September 30, 2018

(Unaudited)

Assets
Current assets:
Cash	$1,225,439
Prepaid insurance	62,500
Total current assets	1,287,939

Non-current assets:
Cash held in Trust account	24,768
Investments held in Trust account	232,286,639
Prepaid insurance	39,063

Total assets	$233,638,409

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,575
Accrued liabilities	165,000
Total liabilities	185,575
Commitments and Contingencies

Common shares subject to possible redemption, 22,645,395 shares at redemption value	228,452,833

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,994,605 shares issued and outstanding (excluding 22,645,395 shares subject to possible redemption) at September 30, 2018	699
Additional paid-in capital	5,226,846
Accumulated deficit	(227,544)
Total stockholders’ equity	5,000,001
Total Liabilities and Stockholders’ Equity	$233,638,409

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2018	For the period from January 23, 2018 (inception) to September 30, 2018
Expenses:
General and administrative expenses	$215,676	$238,951

Loss from operations	(215,676)	(238,951)

Other income:
Interest and dividend income in trust account	24	11,407

Net loss	$(215,652)	$(227,544)

Weighted average share outstanding, basic and diluted	29,640,000	14,095,329
Basic and diluted net loss per share	$(0.01)	$(0.02)

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from January 23, 2018 (Inception) to September 30, 2018

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 23, 2018 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders on February 15, 2018	5,750,000	575	24,425	—	25,000
Issuance of common stock to private placement stockholders on May 18, 2018 at $10 per share	800,000	80	7,999,920	—	8,000,000
Issuance of common stock to public shareholders on May 18, 2018 at $10 per share net of underwriting discount and offering expenses including 287,500 founders shares at $0.004 per share	20,000,000	2,000	195,353,378	—	195,355,378
Issuance of common stock to private placement stockholders on May 29, 2018 at $10 per share	90,000	9	899,991	—	900,000
Issuance of common stock to public shareholders on May 29, 2018 at $10 per share net of underwriting discount of $600,000	3,000,000	300	29,399,700	—	29,400,000
Proceeds subject to possible conversion of 22,645,395 shares	(22,645,395)	(2,265)	(228,450,568)	—	(228,452,833)
Net loss	—	—	—	(227,544)	(227,544)
Balance at September 30, 2018	6,994,605	$699	$5,226,846	$(227,544)	$5,000,001

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 23, 2018 (Inception) to September 30, 2018

(Unaudited)

Cash flow from operating activities:
Net loss	$(227,544)
Adjustments to reconcile net loss to net cash used in operation
Changes in operating assets and liabilities:
Increase in prepaid expenses	(101,563)
Increase in accrued liabilities	165,000
Increase in accounts payable	20,575
Net cash used in operating activities	(143,532)

Cash flows from investing activities:
Investment held in trust account	(232,286,639)
Net cash used in investing activities	(232,286,639)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $5,244,622	233,680,378
Proceeds from note payable	120,000
Payments on note payable	(120,000)
Net cash provided by financing activities	233,680,378

Net increase in cash	1,250,207
Cash—beginning of period	—
Cash—end of period	$1,250,207

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

As of September 30, 2018, the Company had not commenced operations. All activity for the period from January 23, 2018 (inception) through September 30, 2018 relates to the Company’s formation and its initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and investments from the proceeds derived from its initial public offering. The Company has a December 31 year end. The Company’s sponsor is VectoIQ Holdings, LLC, a Delaware limited liability company (the “Sponsor”).

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

Transaction costs amounted to $5,244,622, consisting of $4,600,000 of underwriting fees, including underwriting fees resulting from the exercise of the underwriters’ over-allotment, and $644,622 of initial public offering costs.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2018, the Company had outstanding warrants to purchase 23,890,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and a trust account held at financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash held in Trust Account

At September 30, 2018, the assets held in the Trust Account were held in 180-day U.S. Treasury bills.

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

Offering costs

Offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the initial public offering. Offering costs amounting to $5,244,622 were charged to stockholders’ equity as of September 30, 2018.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended September 30, 2018 and the period from January 23, 2018 (inception) to September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 3—Initial Public Offering

Pursuant to the initial public offering, the Company sold 23,000,000 Units (including 3,000,000 Units subject to the underwriters’ over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of common stock (such shares of common stock included in the Units sold in the initial public offering, the “Public Shares”), and one redeemable warrant (each such warrant included in the Units sold in the initial public offering, a “Public Warrant”). Each Public Warrant entitles the registered holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the initial public offering or 30 days after the completion of the initial Business Combination. The Public Warrants will expire on the fifth anniversary of the Company’s completion of an initial Business Combination, or earlier upon redemption or liquidation.  As of September 30, 2018, the Company has 23,890,000 warrants outstanding.

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

Note 6—Stockholders’ Equity

Common Stock—The Company is currently authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2018, there were 29,640,000 shares of common stock issued and outstanding including 22,645,395 shares subject to redemption.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2018, there were no shares of preferred stock issued or outstanding.

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

At September 30, 2018, the proceeds of the Trust Account were invested in U.S. government treasury bills maturing in November 2018 yielding interest of approximately 2.0%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying September 30, 2018 condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2018 consist of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying value at September 30, 2018	Gross Unrealized Holding Gain	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash	$24,768	$—	$24,768
U.S. government treasury bills	232,286,639	1,644,604	233,931,243
Total	$232,311,407	$1,644,604	$233,956,011

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

The issuance of additional shares of our stock in a business combination:

•                          may significantly dilute the equity interest of investors in the Public Offering;

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

•                          may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•                          may adversely affect prevailing market prices for our common stock and/or warrants.

As indicated in the accompanying financial statements, at September 30, 2018, we had $1,225,439 in cash, $24,768 of cash held in trust account, and investments held in trust account of $232,286,639. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the period from January 23, 2018 (inception) to September 30, 2018, we had a net loss of $227,544. Our entire activity from January 23, 2018 (inception) through May 18, 2018, consisted of formation and preparation for the initial public offering, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the initial public offering on inception, our operating costs include costs associated with obtaining directors and officers insurance and other general and administrative costs.

Liquidity and Capital Resources

In May 2018, we consummated the Public Offering, in which we sold 23,000,000 Units (including 3,000,000 Units subject to the exercise of the underwriters’ over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $230,000,000 before underwriting discounts and expenses. The Sponsor, Cowen Investments, LLC and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”) purchased an aggregate of 890,000 units at a price of $10.00 per unit in a private placement that occurred simultaneously with the initial public offering and the exercise of the over-allotment option. In connection with the initial public offering, we incurred transaction costs of $5,244,622, consisting of $4,600,000 of underwriting fees and $644,622 of other initial public offering costs.

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

Contractual Obligations

At September 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We have entered into an Administrative Support Agreement with our Sponsor, pursuant to which the Company is billed a total of $10,000 per month for office space and general administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease incurring these monthly fees.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 23, 2018 (inception) to September 30, 2018. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to income tax examinations by major taxing authorities since inception.

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

Item 3.                                               Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2018, our efforts have been limited to organizational activities and activities relating to our Public Offering. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on January 23, 2018. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from January 23, 2018 (inception) to September 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $4,600,000 in underwriting discounts and commissions and $644,622 for other costs and expenses related to our formation and the Public Offering.

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

VECTOIQ ACQUISITION CORP.

Dated: November 8, 2018	/s/ Stephen Girsky
Name: Stephen Girsky
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2018	/s/ Steve Shindler
Name: Steve Shindler
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)