Form 10-K
period 2018-12-31
VectoIQ Acquisition Corp.
filed 2019-03-20
CIK 1731289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(Zip Code)

(646) 475-8506

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value per share Warrants to purchase one share of Common Stock Units, each consisting of one share of Common Stock and one Warrant	Nasdaq Capital Market Nasdaq Capital Market Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 29, 2018, based upon the closing price of $9.58 of the Registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $210.4 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2019
Common stock, $0.0001 par value per share	29,640,000 shares

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains forward-looking statements, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

•                  our ability to complete our initial business combination;

•                  our expectations around the performance of a prospective target business or businesses;

•                  our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•                  our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•                  the proceeds of the forward purchase securities being available to us;

•                  our potential ability to obtain additional financing to complete our initial business combination;

•                  our pool of prospective target businesses, including their industry and geographic location;

•                  the ability of our officers and directors to generate a number of potential business combination opportunities;

•                  the trust account not being subject to claims of third parties;

•                  failure to list or delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

•                  our public securities’ potential liquidity and trading;

•                  the lack of a market for our securities; or

•                  our financial performance.

The forward-looking statements contained in this annual report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should read this annual report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

ITEM 1. BUSINESS

General

We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have not identified any potential initial business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential initial business combination target.

We will seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. Although we may pursue our initial business combination in any business, industry or geographic location, we currently intend to focus on opportunities to capitalize on the ability of our management team, particularly our executive officers, to identify, acquire and operate a business in the industrial technology, transportation and smart mobility industries, which we believe has many potential target businesses. Following our initial business combination, our objective will be to implement or support the acquired business’ growth and operating strategies.

Over the last several years, there has been an increase in private equity and venture backed capital invested in the automotive/transportation technology sector. Global venture capital funding in the transportation industry increased from less than $1 billion in 2012 to approximately $16 billion in 2016, according to a 2017 Crunchbase report. However, there have been relatively few initial public offerings of business in this industry in recent years, with only 20 initial public offerings of automotive businesses in the past five years based on a data screen obtained from Capital IQ that only considered non-over-the-counter automotive initial public offerings and spin-offs in North America with an enterprise value of greater than $50.0 million. We believe that these trends provide opportunities for us to identify private businesses that would benefit from a public listing and access to the public capital markets, as well as our management team’s deep experience in these industries.

We believe that our management team is well positioned to identify attractive businesses within the industrial technology, automotive and smart mobility industries that would benefit from access to the public markets and the skills of our management team. Our objective is to consummate our initial business combination with such a business and enhance stockholder value by helping it to identify and recruit management, identify and complete additional acquisitions, implement operational improvements, and expand its product offerings and geographic footprint. We intend to utilize our management team’s experience and contacts in these industries to achieve this objective. We believe many businesses in the industrial technology, automotive and smart mobility industries could benefit from access to the public markets but have been unable to do so due to a number of factors, including the time it takes to conduct a traditional initial public offering, market volatility and pricing uncertainty. We intend to focus on evaluating more established companies with leading competitive positions, strong management teams and strong long-term potential for growth and profitability.

Stephen Girsky, our President and Chief Executive Officer, is a Managing Partner of VectoIQ, LLC, an independent advisory firm based in New York. Mr. Girsky has more than 30 years of experience working with corporate board executives, labor leaders, OEM leaders, suppliers, dealers and national policy makers. Mr. Girsky served in a number of capacities at General Motors from November 2009 until July 2014, including Vice Chairman, having responsibility for global corporate strategy, new business development, global product planning and program management, global connected consumer/OnStar, and GM Ventures LLC, Global Research & Development and Global Purchasing and Supply Chain. Mr. Girsky served as Chairman of the Adam Opel AG Supervisory Board from November 2011 to January 2014 and was President of GM Europe from July 2012 to March 2013. He also served on General Motors’ Board of Directors following its emergence from bankruptcy in June 2009 until June 2016. Mr. Girsky has also served as president of Centerbridge Industrial Partners, an affiliate of Centerbridge Partners, LP and a multibillion dollar investment fund, from 2006 to 2009. Prior to Centerbridge, Mr. Girsky served as Special Advisor to the Chief Executive Officer and Chief Financial Officer of General Motors from 2005 to 2006, and prior to that Mr. Girsky served as managing director at Morgan Stanley and as senior analyst of the Morgan Stanley Global Automotive and Auto Parts Research Team. Mr. Girsky currently serves on the Boards of Directors of United States Steel Corporation (NYSE: X) and Brookfield Business Partners Limited, the general partner of Brookfield Business Partners, L.P. (NYSE: BBU; TSX BBU.UN), as well as three private companies, drive.ai, Valens Semiconductor and Millstein & Co.

Mary Chan, our Chief Operating Officer, is a Managing Partner of VectoIQ, LLC. Ms. Chan joined General Motors in 2012 as President, Global Connected Consumer. In that role, she was responsible for building the next generation of connected vehicle product and services. Prior to General Motors, Ms. Chan worked at Dell Inc., where she was Senior Vice President and General Manager of Enterprise Mobility Solutions & Services from 2009 to 2012. At Dell, she was responsible for developing Consumer PC/Gaming products and Enterprise Mobility Application services. Prior to Dell, with over 20 years of wireless infrastructure experience she was the EVP/President Global Wireless Network Group at Alcatel-Lucent and SVP of Wireless R&D at Lucent Technologies Inc. Ms.

Chan currently serves on the Boards of Directors of Magna International Inc. (NYSE: MGA), Dialog Semiconductor PLC (ETR: DLG), SBA Communications Corporation (Nasdaq: SBAC) and Microelectronics Technology Inc. (TPE: 2314).

Steve Shindler, our Chief Financial Officer, is a Director of NII Holdings, Inc., a provider of differentiated mobile communications services for businesses and high value consumers in Latin America. Mr. Shindler served as Chief Executive Officer of NII from 2012 until August of 2017 as well as from 2000 to 2008. As Chief Executive Officer, Mr. Shindler successfully transformed NII from a start-up operation into a leading wireless provider with nearly 11.5 million subscribers. In recent years Mr. Shindler has overseen a financial restructuring of the company that has included sales of its core businesses in Mexico, Peru, Argentina and Chile. Mr. Shindler joined Nextel Communications, Inc. in 1996 as Executive Vice President and Chief Financial Officer. Prior to joining Nextel, Mr. Shindler was Managing Director of Communications Finance at The Toronto Dominion Bank, one of the largest suppliers of capital to the wireless industry. Mr. Shindler is also a founding partner of RIME Communications Capital, a firm that has invested in early stage media, tech and telcocompanies.

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management or any of their affiliates’ performance as indicative of our future performance. None of our officers or directors has had any experience with any blank check companies in the past.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s expertise. Our selection process is expected to leverage our management team’s contacts in the industrial technology, automotive and smart mobility industries globally, which we believe will provide us with access to attractive business combination opportunities in these industries. Our management team has experience:

•                  managing and operating businesses in the industrial technology, automotive and smart mobility industries;

•                  developing and growing companies, both organically and through acquisitions and investments;

•                  evaluating and managing the growth of new products and technologies;

•                  identifying, recruiting and mentoring management personnel;

•                  sourcing, structuring, acquiring and selling businesses;

•                  fostering relationships with sellers, capital providers and target management teams; and

•                  accessing the capital markets across various business cycles.

Following the completion of our initial public offering, we began the process of communicating with the network of relationships of our management team and their affiliates to articulate the parameters for our search for a potential target initial business combination and began the process of pursuing and reviewing potential opportunities.

Business Combination Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses and, in evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria or guidelines.

•                  Focus on industrial technology, transportation and smart mobility business positioned to benefit from our management team’s extensive experience and contacts in these sectors. We believe our strategy leverages our management team’s distinctive background and vast network of industry leaders in the target industry.

•                  Emphasis on companies that can benefit from a public listing and access to the public capital markets. We will primarily seek a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

•                  We will target businesses that are market leaders, with established technologies and attractive financial metrics and/or prospects, where we believe that our industry expertise and relationships can be used to create opportunities for value creation, whether for acquisitions, capital investments in organic growth opportunities or in generating greater operating efficiencies. While this may include business with a history of revenue growth and profitability, we may also target businesses that are underperforming that that we believe can benefit from our expertise and/or technology.

•                  We intend to seek target businesses that have established management teams, but that we believe could benefit from the industry experience and contacts of our management.

•                  Middle-market businesses. We believe targeting businesses in the middle market will provide the greatest number of opportunities for investment and will maximize the collective network of our management team.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Competitive Strengths

We believe we have the following competitive strengths:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. However, there is currently no market for our securities and a market for our securities may not develop. As a result, this purported benefit may not be realized.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial Position and Flexibility

With funds available for a business combination in the amount of $235,090,983, as of December 31, 2018, assuming no redemptions, and the possibility of further supplementing this amount with the proceeds from a $25,000,000 contingent forward purchase agreement, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private units, the forward purchase securities (if any), our common and preferred equity (if any), new debt, or a combination of these, as the consideration to be paid in effecting a business combination which has not yet been identified. Accordingly, investors in our securities are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We will have until 24 months from the closing of our initial public offering, or May 18, 2020, to consummate an initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business with respect to such a transaction. Additionally, we have not engaged or retained any agent or other representative to identify or locate such companies. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitation that a target business have an aggregate fair market value of at least 80% of the balance in the trust account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet identified any acquisition candidates, we believe based on our combined team’s business knowledge and past experience that there are numerous acquisition candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our management team. While our founders, executive officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our founders, executive officers and directors believe that the relationships they have developed and their access to their contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our founders, executive officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Our executive officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the value of the trust account (excluding any taxes payable on interest earned) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. Cowen Investments is under no obligation to present us with potential acquisition targets. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis other than with respect to the Business Combination Marketing Agreement entered into in connection with our initial public offering, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, executive officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 monthly administrative services fee we pay to our sponsor, the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses.

Our audit committee reviews and approves all reimbursements and payments made to our sponsor, executive officers, directors or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our founders, executive officers, directors or their respective affiliates. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our executive officers’ and directors’ pre-existing fiduciary duties and the limitations that target businesses have an aggregate fair market value of at least 80% of the balance in the trust account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•                  financial condition and results of operation;

•                  growth potential;

•                  brand recognition and potential;

•                  experience and skill of management and availability of additional personnel;

•                  capital requirements;

•                  competitive position;

•                  barriers to entry;

•                  stage of development of the products, processes or services;

•                  existing distribution and potential for expansion;

•                  degree of current or potential market acceptance of the products, processes or services;

•                  proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•                  impact of regulation on the business;

•                  regulatory environment of the industry;

•                  costs associated with effecting the business combination;

•                  industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

•                  macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have an aggregate fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our Board of Directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

•                  subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•                  cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, without voting and, if they do vote, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable as of two business days prior to the consummation of the initial business combination), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable as of two business days prior to the consummation of the initial business combination), in each case subject to the limitations described herein. We will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek stockholder approval for business or other reasons.

Under Nasdaq rules, stockholder approval would be required for our initial business combination if, for example:

•                  we issue (other than in a public offering for cash) a number of shares of common stock that would either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•                  any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•                  the issuance or potential issuance of shares of our common stock will result in our undergoing a change of control.

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 24 months from the closing of the initial public offering in order to be able to receive a pro rata share of the trust account.

Our founders and our executive officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founder shares and the shares of common stock underlying the private units, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, we would need only 7,574,623 or approximately 38%, of the 20,000,000 public shares sold in the initial public offering to be voted in favor of a transaction in order to have our initial business combination.

Permitted Purchases of Our Securities

None of our founders, executive officers, directors, director nominees or their affiliates has indicated any intention to purchase units or shares of common stock in the initial public offering or from persons in the open market or in private transactions. However, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our founders, directors, director nominees, executive officers, advisors or any of their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions. There is no limit on the number of shares or warrants such persons may purchase, or any restriction on the price that they may pay. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

In the event our founders, directors, director nominees, executive officers, advisors or any of their affiliates determine to make any such purchases of public shares at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. If any of our founders, directors, director nominees, executive officers, advisors or any of their affiliates engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We cannot currently determine whether any of our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as that would be dependent upon several factors, including but not limited to the timing and size of any such purchase. Depending on the circumstances, any of our insiders may decide to make purchases of our securities pursuant to a Rule 10b5-1 plan or may determine that acting pursuant to such a plan is not required under the Exchange Act.

Our founders, executive officers, directors, director nominees and their affiliates anticipate that they may identify the stockholders with whom they may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our founders, executive officers, directors, director nominees or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination.

We do not currently anticipate that purchases of our public shares or public warrants by any of our founders, directors, director nominees, executive officers, advisors or any of their affiliates, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of our founders, directors, director nominees, officers, advisors or any of their affiliates will purchase shares of our common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their shares of common stock without voting and, if they do vote, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid.

We may also require public stockholders seeking redemption, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder, or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his or her shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to redeem his shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to the Corporation to pay taxes (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our founders, executive officers, directors and director nominees have that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from redeeming their shares of common stock in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of this unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our founders, any executive officer, director or director nominee, or any other person.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 24-month anniversary of the closing of the initial public offering, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage after the initial public offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our underwriters and auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account.

In the event that the proceeds in the trust account are reduced below: (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our franchise and income taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.10 per share.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten business days to effectuate such distribution. Our founders have waived their rights to participate in any liquidation distribution with respect to the founder shares and private shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.10. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to redeem their respective shares upon a business combination which is actually completed by us or upon certain amendments to our charter documents as described elsewhere herein. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Our founders will not participate in any redemption distribution from our trust account with respect to such founder shares. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.10 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after twenty-four months from the closing of the initial public offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contain certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions, including provisions regarding the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period, cannot be amended without the approval of holders of at least 65% of our common stock. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from redeeming or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of our initial public offering, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our founders, any executive officer, director or director nominee, or any other person. Our founders, executive officers and directors have agreed to waive any redemption rights with respect to any common stock held by them, and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•                  we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

•                  we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination;

•                  if our initial business combination is not consummated within 24 months from the closing of our initial public offering, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;

•                  we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

•                  prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in the initial public offering on any matter.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•                  our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

•                  our obligation to redeem shares of common stock held by our public stockholders may reduce the resources available to us for a business combination;

•                  our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this report contains financial statements audited and reported on by our independent registered public accountants. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

VectoIQ Acquisition Corp.

1354 Flagler Drive

Mamaroneck, NY 10543

Tel: (646) 475-8506

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. RISK FACTORS

This Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Report, including our consolidated financial statements and the related notes appearing at the end of this Report, before deciding whether to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team may not be indicative of future performance of an investment in our company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors has had experience with any blank check companies in the past.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding any taxes payable on interest earned) at the time of the agreement to enter into the initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate, and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate. Please see “Item 1 Business” for additional information. Our founders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

If we seek stockholder approval of our initial business combination, our founders, executive officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders, executive officers, directors and director nominees agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our founders, executive officers, directors and director nominees have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any common stock held by them in favor of our initial business combination. We expect that our founders, executive officers, directors and director nominees, and their permitted transferees will own at least approximately 20% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our Board of Directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our amended and restated certificate of incorporation will require us to provide all of our public stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The forward purchase investor has the ability to excuse itself from its obligation to purchase forward purchase shares for any reason.

Pursuant to the contingent forward purchase agreement we entered into in connection with our initial public offering, the forward purchase investor may purchase up to 2,500,000 forward purchase shares, plus a number of forward purchase warrants equaling the number of forward purchase shares acquired, for total gross proceeds of up to $25,000,000. Pursuant to such agreement, if, upon notification of our intention to enter into an initial business combination, the forward purchase investor decides not to purchase such forward purchase securities for any reason, it will be excused from its obligation to purchase such forward purchase shares. This excusal right could give the forward purchase investor significant influence over our decision of whether or not to proceed with an initial business combination with a particular target business. We may not be able to obtain any or enough additional funds to account for such shortfall, which may impact our ability to consummate an initial business combination. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

In evaluating a prospective target business for our initial business combination, our management may rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase securities fails to close, we may lack sufficient funds to consummate our initial business combination.

We have entered into the contingent forward purchase agreement pursuant to which the forward purchase investor may purchase an aggregate of up to 2,500,000 forward purchase shares, plus one of our redeemable warrants for each forward purchase share, for total gross proceeds of up to $25,000,000. These forward purchase shares and forward purchase warrants would be purchased in a private placement to close simultaneously with the consummation of our initial business combination. The contingent forward purchase agreement allows the forward purchase investor to be excused from its purchase obligation in connection with a specific business combination if, within five days following written notice delivered by us of our intention to enter into such business combination, the forward purchase investor notifies us that it has decided not to proceed with the purchase for any reason. The funds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, for expenses in connection with the initial business combination or for the combined company’s working capital needs. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase securities does not close by reason of the failure by the forward purchase investor to fund the purchase price for the forward purchase securities, for example, we may lack sufficient funds to consummate our initial business combination. In the event of any failure to fund by the forward purchase investor, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While the forward purchase investor has represented to us that it has sufficient funds to satisfy its obligations under the contingent forward purchase agreement, we have not obligated the forward purchase investor to reserve funds for such obligations.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months from the closing of the initial public offering may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our founders, executive officers, directors and director nominees, have agreed that we must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to consummate our initial business combination within the require time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by function of our amended and restated certificate of incorporation and prior to any voluntary winding up.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation, our founders, directors, director nominees, executive officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules), our founders, directors, director nominees, executive officers, advisors or any of their affiliates are permitted to purchase shares of our common stock in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Any such purchase would be required to include a contractual acknowledgement that the selling stockholder, although he may still be the record holder of the shares being sold, would, upon consummation of such sale, no longer be the beneficial owner of such shares and would agree not to exercise the redemption rights applicable to such shares. In the event that our founders, directors, executive officers, advisors or any of their affiliates purchase shares of common stock in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, any such selling stockholders would be required to revoke their prior elections to redeem their shares of common stock prior to the consummation of the transaction.

The purpose of such purchases could be to (1) increase the likelihood of obtaining stockholder approval of the initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of shares of our common stock in the open market or in privately negotiated transactions by our founders, directors, director nominees, executive officers, advisors or their affiliates may make it difficult for us to maintain the listing of our common stock on Nasdaq following the consummation of an initial business combination.

If our founders, directors, director nominees, executive officers, advisors or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, the public “float” of our common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on Nasdaq following consummation of the initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your securities, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of  the initial public offering or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders’ rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we will have net tangible assets in excess of $5,000,000 upon the successful consummation of the initial public offering and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “Proposed Business—Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if you or a “group” of stockholders are deemed to hold in excess of 15% of the issued and outstanding shares of our common stock, you will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding shares of our common stock.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our amended and restated certificate of incorporation will provide that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the shares of common stock sold in the initial public offering without our prior written consent. Your inability to redeem an aggregate of more than 15% of the shares of common stock sold in the initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the funds not being held in the trust account are insufficient to allow us to operate for at least 24 months following the closing of our initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate for at least 24 months following the closing of our initial public offering, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business.

We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, or we may be subject to restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our common stock, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present with a particular target business. Factors outside of the target business and outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Our independent registered public accounting firm and the underwriters of the initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and our sponsor asserts that it is unable to satisfy obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur. If we have not completed our initial business combination within 24 months from the closing of our initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the closing of our initial public offering. As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our Board of Directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders’ amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

The grant of registration rights to our founders, executive officers, directors and director nominees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement to be entered into on the date of our initial public offering, our founders, anchor investor, executive officers, directors and director nominees, and their respective permitted transferees, can demand that we register for resale an aggregate of 5,750,000 founder shares and 890,000 private units and underlying securities. Pursuant to the contingent forward purchase agreement, we have agreed that we will use our commercially reasonable efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC registering the resale of the forward purchase securities and the common stock underlying the forward purchase warrants, (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) such date as all of the securities covered thereby have been sold or otherwise transferred and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our founders, executive officers, directors and director nominees, or their respective permitted transferees, are registered for resale.

Because we are not limited to any particular business or specific geographic location or any specific target business, industry or sector with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus on the industrial technology, transportation and smart mobility industries, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any taxes payable on interest earned) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek acquisition opportunities outside the industrial technology, transportation and smart mobility industries, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the industrial technology, transportation and smart mobility industries, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder who chooses to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these criteria or guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the Nasdaq listing rules requirement that our initial business combination occur with one or more target businesses or assets that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Our Board of Directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of common stock or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation will authorize the issuance of 100,000,000 shares of common stock, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We may issue a substantial number of additional shares of common stock or shares of preferred stock, par value $0.0001 per share, to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. However, our amended and restated certificate of incorporation provides that we may not issue any additional shares of capital stock that would entitle the holders thereof to receive funds from the trust account or vote as a class with our public shares on an initial business combination. Although no such issuance will affect the per share amount available for redemption from the trust account, the issuance of additional common stock or preferred shares:

•                  may significantly dilute the equity interest of investors in the initial public offering, who will not have preemption rights in respect of such an issuance;

•                  may subordinate the rights of holders of shares of common stock if one or more classes of preferred stock are created, and such preferred shares are issued, with rights senior to those afforded to our common stock;

•                  could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•                  may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our warrants will expire worthless.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board of Directors and the ability of our Board of Directors to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors, in accordance with a company’s certificate of incorporation and bylaws, unless such election is made by written consent in lieu of such a meeting. If our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our executive officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our executive officers, directors, or key personnel could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have consummated our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us. Additionally, we do not intend to have any full-time employees prior to the consummation of our initial business combination.

The role of such key persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

None of Cowen, any of its affiliates or our advisors has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect to benefit from Cowen and Company LLC’s (“Cowen”) and its affiliates’ network of relationships and processes for sourcing, executing and evaluating potential acquisition targets, neither Cowen nor any of its affiliates has any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at its discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with Cowen or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Additionally, while we anticipate that certain of the advisors listed under “Management—Other Advisors” may provide us referrals to potential target businesses and be available from time to time to consult with us regarding potential business combination opportunities, none of these advisors are required to commit any specified amount of time to our affairs. Even if Cowen, one of its affiliates or one of our advisors refers an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. Our officers also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our founders, executive officers, directors or director nominees, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, director nominees, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Additionally, in light of the involvement of our founders, executive officers, directors and director nominees, and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our founders, executive officers or directors, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. Our founders, executive officers, directors and director nominees are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination as set forth in “Proposed Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our founders, executive officers, directors, or director nominees, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our stockholders, whether or not a conflict of interest may exist.

Since each of our founders, executive officers, directors and director nominees will lose any investment in us if our initial business combination is not consummated, and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In February 2018, our founders purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Certain members of our management team also have a financial interest in our sponsor. In March 2018, our sponsor transferred 15,000 founder shares to each of our independent director nominees. Additionally, 435,606 founder shares were forfeited by our sponsor and acquired by our anchor investor. In May 2018, Cowen Investments forfeited 287,500 founder shares. Additionally, in May 2018, our sponsor purchased 254,829 founder shares for an aggregate purchase price of $1,108, or approximately $0.004 per share, and our anchor investor purchased 32,671 founder shares for an aggregate purchase price of $142, or approximately $0.004 per share. The founder shares will be worthless if we do not consummate an initial business combination. In addition, in connection with the consummation of our initial public offering, our sponsor purchased 525,909 private units, for an aggregate purchase price of $5,259,090, our anchor investor purchased 67,424 private units for an aggregate purchase price of $674,240 and Cowen Investments purchased 296,667 private units, for an aggregate purchase price of $2,966,670. All of the foregoing private units will also be worthless if we do not consummate our initial business combination. The personal and financial interests of our founders, executive officers, directors and director nominees may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional common or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•                  default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•                  acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•                  our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•                  our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•                  our inability to pay dividends on our common stock;

•                  using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•                  limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•                  increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•                  limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, and the sale of the private units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private units provided us with approximately $232,300,000 that we may use to complete our initial business combination. Furthermore, the forward purchase investor has the ability to excuse itself from its obligation to purchase forward purchase shares for any reason under the terms of the contingent forward purchase agreement. If the forward purchase investor does not exercise such excusal right, we may have up to an additional $25,000,000 available to us for our initial business combination. However, if the sale of some or all of the forward purchase securities fails to close, we may lack sufficient funds to consummate our initial business combination. Please see the risk factors titled “The forward purchase investor has the ability to excuse itself from its obligation to purchase forward purchase shares for any reason,” and “In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase securities fails to close, we may lack sufficient funds to consummate our initial business combination,” for further information on these risks.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•                  solely dependent upon the performance of a single business, property or asset, or

•                  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information typically exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

Our management team and our stockholders may not be able to maintain control of a target business after our initial business combination.

We currently anticipate structuring our initial business combination to acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to a tender offer, have entered into privately negotiated agreements to sell their shares to us or our founders, executive officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire, and holders will not receive any of such proceeds with respect to the warrants. In this case, holders of warrants are treated in the same manner as holders of warrants of blank check companies whose units are comprised of shares and warrants, as the warrants in those companies do not participate in liquidating distributions. Nevertheless, the foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as each of their whole warrants would entitle the holder to purchase one share of common stock, resulting in an increase in their overall economic stake in our company. If a business combination is not approved, the warrants will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the issuance of the warrant shares is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the warrant shares until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our Company may be reduced or the warrants may expire worthless. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the warrant shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Report have been satisfied, our management will have the option to require any holder that wishes to exercise his, her or its warrants (including any warrants held by our founders, anchor investor or any of their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of warrant shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement will provide that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into stock or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a warrant.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 23,890,000 shares of our common stock. Furthermore, pursuant to the contingent forward purchase agreement and subject to an excusable right, the forward purchase investor has committed to purchase up to 2,500,000 forward purchase shares, plus one of our redeemable warrants for each forward purchase share. In each case, the warrants are exercisable at a price of $11.50 per whole share of common stock. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 24 months from the closing of the initial public offering, in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

If we seek stockholder approval of our initial business combination, we intend to offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of such stockholders’ shares.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our founders, officers or directors) the right to have his, her or its shares of common stock redeemed for cash (subject to the limitations described elsewhere in this Report) without voting and, if they do vote, regardless of whether such stockholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a stockholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, stockholders may not become aware of the opportunity to redeem their shares.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds, operating businesses and other blank check companies competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our probusiness combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our issued and outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that amendments to any its provisions relating to our pre-initial business combination activity and related stockholder rights, including the substance and timing of our obligation to redeem 100% of our public shares if we do not complete out initial business combination within the required time period, may be amended if approved by holders of at least 65% of our outstanding common stock. If an amendment to any such provision is approved by the requisite stockholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Subsequent to the initial public offering and prior to the consummation of our initial business combination, we may not issue additional securities that can vote as a class with our public shares on amendments to our amended and restated certificate of incorporation. Our founders, executive officers and directors collectively beneficially own approximately 21% of our outstanding common stock, and they may participate in any vote to amend amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private units, founder shares and forward purchase securities, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private units and forward purchase securities, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, the forward purchase investor’s election to be excused from its purchase obligations or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, or the sale of some or all of the forward purchase securities fails to close, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our founders, executive officers, directors and director nominees have a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of our offering, our founders, executive officers, directors and director nominees own approximately 21% of the issued and outstanding shares of our common stock. In addition, our founders, executive officers, directors or any of their affiliates could determine in the future to make purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination our founders, as well as all of our executive officers and directors, have agreed to vote the shares of common stock owned by them immediately before the initial public offering, the shares of common stock underlying the private units, as well as any shares of common stock acquired in the initial public offering or in the aftermarket in favor of such proposed business combination.

In addition, our Board of Directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board of Directors, only a portion of the Board of Directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

Our founders paid an aggregate of $25,000, or approximately $0.004 per founder share; accordingly, you will experience immediate and substantial dilution from the purchase of our public shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the public shares and none to the warrants included in the public units) and the pro forma net tangible book value per share of common stock after the initial public offering constitutes the dilution to you and the other investors in the initial public offering. Our founders acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon closing of the initial public offering, you and the other public stockholders will incur an immediate and substantial dilution of approximately 91.9% or $9.16 per share of common stock (the difference between the pro forma net tangible book value per share of $0.81 and the initial public offering price of $10.00 per share of common stock).

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the counter market. If this were to occur, we could face significant material adverse consequences, including:

•                  a limited availability of market quotations for our securities;

•                  reduced liquidity for our securities;

•                  a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•                  a limited amount of news and analyst coverage; and

•                  a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock and warrants will be listed on Nasdaq, our units, common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to the initial public offering, the trust agreement between us and Continental Stock Transfer and Trust Company, the letter agreements among us and our founders, executive officers, directors and director nominees, and the registration rights agreement among us and our founders, executive officers, directors and director nominees, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement related to our initial public offering contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding any taxes payable on interest earned) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 24-month time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer, or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year before that time, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may face risks related to businesses in the industrial technology, transportation and smart mobility industries.

Business combinations with businesses in the industrial technology, transportation and smart mobility industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•                  an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

•                  an inability to manage rapid change, increasing consumer expectations and growth;

•                  an inability to build strong brand identity and improve customer satisfaction and loyalty;

•                  a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

•                  an inability to deal with our customers’ privacy concerns;

•                  an inability to attract and retain customers;

•                  an inability to license or enforce intellectual property rights on which our business may depend;

•                  any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

•                  an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

•                  potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•                  competition for the discretionary spending of customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

•                  disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

•                  an inability to obtain necessary hardware, software and operational support; and

•                  reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the industrial technology, transportation and smart mobility industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently maintain our principal executive offices at 1354 Flagler Drive, Mamaroneck, New York 10543. The cost for this space is included in the $10,000 per-month aggregate fee our sponsor will charge us for general and administrative services commencing on the date of the initial public offering pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in the Mamaroneck area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our equity securities trade on the Nasdaq Capital Market. Each of our units consists of one share of common stock and one warrant and, since May 16, 2018, has traded on the Nasdaq Capital Market under the symbol “VTIQU.” The common stock and warrants underlying our units began trading separately on the Nasdaq Capital Market under the symbols “VTIQ” and “VTIQW,” respectively, on June 11, 2018. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in our registration statement. The warrants will expire on the fifth anniversary of our completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The following table shows, for the periods indicated, the high and low trade prices of our units, common stock and warrants as reported on the Nasdaq Capital Market:

	Units		Common Stock		Warrants
Quarter Ended	High	Low	High	Low	High	Low
2018
December 31	10.20	10.05	9.76	9.51	0.61	0.39
September 30	10.20	10.04	9.60	9.51	0.70	0.50
June 30(1)	10.10	10.00	9.59	9.56	0.55	0.45

(1)         Reflects the high and low trade prices of our units beginning as of May 16, 2018, and of our common stock and warrants on June 11, 2018, the first day that our units, common stock and warrants, respectively, began trading on the Nasdaq Capital Market.

As of March 20, 2019, there were 9 registered holders of record of our units, 13 holders of record of our common stock and 1 holder of record of our warrants, based on information provided by our transfer agent. The actual number of holders is greater than this number of registered record holders, and includes holders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

Recent Sales of Unregistered Securities

Use of Proceeds from Initial Public Offering of Ordinary Shares

The registration statement for the Company’s initial public offering was declared effective May 15, 2018.  On May 18, 2018, the Company consummated an initial public offering of 20,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit.  Simultaneously with the closing of the initial public offering, the Company consummated the sale of 800,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to VectoIQ Holdings, LLC, a Delaware limited liability company (the “Sponsor”), Cowen Investments, LLC (collectively with the Sponsor, the “Founders”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”).

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “VectoIQ” refer to VectoIQ Acquisition Corp.

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

As indicated in the accompanying financial statements, at December 31, 2018, we had $1,168,600 in cash, $47,979 of cash held in Trust account, and investments held in Trust account of $235,243,004. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the period from January 23, 2018 (inception) to December 31, 2018, we had net income of $1,913,035. Our entire activity from January 23, 2018 (inception) through May 18, 2018, consisted of formation and preparation for the initial public offering, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the initial public offering on inception, our other income consists of interest and dividend income earned on the investments in our trust account and our operating costs include costs associated with obtaining directors and officers insurance and other general and administrative costs.

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

Prior to the completion of our Initial Business Combination, we will have available to us the approximately $1,168,600 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Contractual Obligations

At December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We have entered into an Administrative Support Agreement with our Sponsor, pursuant to which the Company is billed a total of $10,000 per month for office space and general administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease incurring these monthly fees. As of December 31, 2018, the Company accrued $75,000 for office space and general administrative services.

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2019. We have not completed an assessment of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

•                  staffing for financial, accounting and external reporting areas, including segregation of duties;

•                  reconciliation of accounts;

•                  proper recording of expenses and liabilities in the period to which they relate;

•                  evidence of internal review and approval of accounting transactions;

•                  documentation of processes, assumptions and conclusions underlying significant estimates; and

•                  documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively also may take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Related Party Transactions

In February 2018, our founders purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. In March 2018, our sponsor transferred 15,000 founder shares to each of our initial director nominees. In May 2018, Cowen Investments forfeited 287,500 founder shares. Additionally, in May 2018, our sponsor purchased 254,829 founder shares for an aggregate purchase price of $1,108, or approximately $0.004 per share, and our anchor investor purchased 32,671 founder shares for an aggregate purchase price of $142, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the initial public offering (excluding the private shares). Prior to the initial investment of $25,000 by our founders, the Company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. If we increase or decrease the size of the offering pursuant to Rule 462(b) under the Securities Act, we will effect a stock dividend or share contribution back to capital or other appropriate mechanism, as applicable, immediately prior to the consummation of the offering in such amount as to maintain the representation by the founder shares of 20% of our issued and outstanding shares of common stock (excluding the private shares) upon the consummation of the initial public offering. Up to 750,000 founder shares will be subject to forfeiture, depending on the extent to which the underwriter’s over-allotment option is exercised.

We are obligated, commencing on the date of the initial public offering, to pay our sponsor a monthly fee of an aggregate of $10,000 for office space and general and administrative services. Additionally, we have issued two promissory notes, one to our sponsor and a second to Cowen Investments, both dated as of March 1, 2018. Each of the individual notes is in the aggregate principal amount of $100,000. The notes both contain a drawdown feature such that at any time prior to the consummation of the initial public offering we may draw up to an aggregate of $100,000 on each of the notes for general working capital expenses. These loans are non-interest bearing and were repaid with the proceeds from the initial public offering.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business. However, in order to finance transaction costs in connection with an intended initial business combination, our founders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Our founders and anchor investor purchased an aggregate of 890,000 private units (including 90,000 private units in connection with the exercise of the over-allotment option), at $10.00 per unit in a private placement. Among the private units, 525,909 units were purchased by our Sponsor and/or its designees, 67,424 units were purchased by our anchor investor and/or its designees, and 296,667 units were purchased by Cowen Investments and/or its designees. All of the proceeds we received from the purchase of the private placement units were placed in the trust account.

The forward purchase investor has entered into a contingent forward purchase agreement with us as described below. Pursuant to the contingent forward purchase agreement, we may elect (subject to the forward purchase investor’s right to be excused from any specific business combination as described below) to have the forward purchase investor purchase up to 2,500,000 shares of our common stock, plus one of our redeemable warrants for each forward purchase share, at a price of $10.00 per forward purchase share, for total gross proceeds of up to $25,000,000. While we may elect to have the forward purchase investor purchase no securities under the contingent forward purchase agreement, if we request that the forward purchase investor purchase securities and the forward purchase investor defaults on such purchase or the forward purchase investor exercises its right of refusal as described herein, the forward purchase investor will forfeit up to all of its ownership interest in our sponsor related to founder shares, and our sponsor will have the right to redeem the forward purchase investor’s remaining ownership interest in our sponsor at the original purchase price. Any funds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, for expenses in connection with the initial business combination or for the combined company’s working capital needs. This commitment is independent of the percentage of stockholders electing to redeem their public shares and could provide us with a minimum funding level for the initial business combination.

Our anchor investor has expressed to us an interest to purchase $25 million of public units in the initial public offering and we have agreed to direct the underwriters to sell to our anchor investor such number of public units. Further, the anchor investor has agreed with us that, if it does not own the number of public shares equal to 2,500,000 public shares (which amount will be reduced on a pro rata basis if less than 20,000,000 units are sold in the initial public offering), at the time of any stockholder vote with respect to an initial business combination or the business day immediately prior to the consummation of our initial business combination, it will forfeit all or a portion of the 468,277 founder shares it purchased prior to the initial public offering on a pro rata basis. In such a case, our sponsor (or its designee), will have the right (but not the obligation) to repurchase all or a portion of the private placement units held by our anchor investor at their original purchase price. There can be no assurance that the anchor investor will acquire any public units in the initial public offering or what amount of equity the anchor investor will retain, if any, upon the consummation of our initial business combination. In the event that such anchor investor purchases such units (either in the initial public offering or after) and votes them in favor of our initial business combination, it is possible that no votes from other public stockholders would be required to approve our initial business combination, depending on the number of shares that are present at the meeting to approve such transaction. As a result of the founder shares and private placement units that our anchor investor may hold, it may have different interests with respect to a vote on an initial business combination than other public stockholders.

Pursuant to a registration rights agreement entered into on May 15, 2018, the Founders, anchor investor, and the Company’s executive officers, directors and director nominees and their permitted transferees will be entitled to demand that the Company register for resale the Founder Shares, the Private Placement Units and underlying securities and any securities issued upon conversion of Working Capital Loans. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, Cowen Investments may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the initial public offering and may not exercise its demand rights on more than one occasion. Please see “Certain Relationships and Related Party Transactions” for additional information.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 23, 2018 (inception) to December 31, 2018. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to income tax examinations by major taxing authorities since inception.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2018, our efforts have been limited to organizational activities and activities relating to our Public Offering and search for an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on January 23, 2018. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of VectoIQ Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VectoIQ Acquisition Corp. (the Company) as of December 31, 2018, the related statements of operations, stockholders’ equity and cash flows for the period from January 23, 2018 (inception) to December 31, 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from January 23, 2018 (inception) to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2018.

New York, New York

March 20, 2019

VectoIQ Acquisition Corp.

Balance Sheet

December 31, 2018

Assets
Current assets:
Cash	$1,168,600
Prepaid insurance	62,500
Total current assets	1,231,100

Non-current assets:
Cash held in Trust account	47,979
Investments held in Trust account	235,243,004
Prepaid insurance	23,438

Total assets	$236,545,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,462
Accrued liabilities	275,000
Accrued income tax payable	572,869
Total current liabilities	849,331

Deferred tax liability	102,777

Total liabilities	952,108

Commitments and Contingencies

Common shares subject to possible redemption, 22,831,030 shares at redemption value	230,593,412

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,808,970 shares issued and outstanding (excluding 22,831,030 shares subject to possible redemption) at December 31, 2018	681
Additional paid-in capital	3,086,285
Retained earnings	1,913,035
Total stockholders’ equity	5,000,001
Total Liabilities and Stockholders’ Equity	$236,545,521

See accompanying notes to financial statements.

VectoIQ Acquisition Corp.

STATEMENT OF OPERATIONS

For the period from January 23, 2018 (inception) to December 31, 2018

For the period from January 23, 2018 (inception) to December 31, 2018
Expenses:
General and administrative expenses	$402,302

Loss from operations	(402,302)

Other income:
Investment income in Trust account	2,990,983

Income before income tax expense	2,588,681

Income tax expense	675,646

Net income	$1,913,035

Weighted average share outstanding, basic and diluted	22,643,542
Basic and diluted net income per share	$0.08

See accompanying notes to financial statements.

VectoIQ Acquisition Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 23, 2018 (Inception) to December 31, 2018

			Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at January 23, 2018 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders on February 15, 2018	5,750,000	575	24,425	—	25,000
Issuance of common stock to private placement stockholders on May 18, 2018 at $10 per share	800,000	80	7,999,920	—	8,000,000
Issuance of common stock to public shareholders on May 18, 2018 at $10 per share net of underwriting discount and offering expenses	20,000,000	2,000	195,353,378	—	195,355,378
Issuance of common stock to private placement stockholders on May 29, 2018 at $10 per share	90,000	9	899,991	—	900,000
Issuance of common stock to public shareholders on May 29, 2018 at $10 per share net of underwriting discount of $600,000	3,000,000	300	29,399,700	—	29,400,000
Proceeds subject to possible conversion of 22,831,030 shares	(22,831,030)	(2,283)	(230,591,129)	—	(230,593,412)
Net income	—	—	—	1,913,035	1,913,035
Balance at December 31, 2018	6,808,970	$681	$3,086,285	$1,913,035	$5,000,001

See accompanying notes to financial statements.

VectoIQ Acquisition Corp.

STATEMENT OF CASH FLOWS

For the Period from January 23, 2018 (Inception) to December 31, 2018

Cash flow from operating activities:
Net income	$1,913,035
Adjustments to reconcile net income to net cash used in operation
Investment income earned on marketable securities held in Trust account	(2,990,983)
Deferred income taxes	102,777
Changes in operating assets and liabilities:
Increase in prepaid expenses	(85,938)
Increase in accounts payable and accrued liabilities	276,462
Increase in accrued income tax payable	572,869
Net cash used in operating activities	(211,778)

Cash flows from investing activities:
Purchases of investments held in Trust account	(466,922,021)
Maturities of marketable securities held in Trust account	234,670,000
Net cash used in investing activities	(232,252,021)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $5,244,622	233,680,378
Proceeds from note payable	120,000
Payments on note payable	(120,000)
Net cash provided by financing activities	233,680,378

Net increase in cash and cash held in Trust account	1,216,579
Cash and cash held in Trust account—beginning of period	—
Cash and cash held in Trust account—end of period	$1,216,579

See accompanying notes to financial statements.

VectoIQ Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

As of December 31, 2018, the Company had not commenced operations. All activity for the period from January 23, 2018 (inception) through December 31, 2018 relates to the Company’s formation and its initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and investments from the proceeds derived from its initial public offering. The Company has a December 31 year end.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2018, the Company had outstanding warrants to purchase 23,890,000 shares of common stock. These shares were excluded from the calculation of diluted net income per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and a trust account held at financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet due to their short-term nature.

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

Investments held in Trust Account

At December 31, 2018, the assets held in the Trust Account were held in 90-day U.S. Treasury bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 23, 2018 (inception) to December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment. At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Act.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

Pursuant to the initial public offering, the Company sold 23,000,000 Units (including 3,000,000 Units subject to the underwriters’ over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of common stock (such shares of common stock included in the Units sold in the initial public offering, the “Public Shares”), and one redeemable warrant (each such warrant included in the Units sold in the initial public offering, a “Public Warrant”). Each Public Warrant entitles the registered holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the initial public offering or 30 days after the completion of the initial Business Combination. The Public Warrants will expire on the fifth anniversary of the Company’s completion of an initial Business Combination, or earlier upon redemption or liquidation.  As of December 31, 2018, the Company has 23,890,000 warrants outstanding.

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

Private Placement Units

Simultaneously with the initial public offering, the Founders and Anchor Investor purchased an aggregate of 890,000 Private Placement Units (including 90,000 Private Placement Units in connection with the exercise of the over-allotment option) at a price of $10.00 per Private Placement Unit ($8,900,000 in the aggregate) in a private placement. Each Private Placement Unit consists of one share of common stock (such shares of common stock included in the Private Placement Units, the “Private Shares”) and one redeemable warrant (each, a “Private Warrant”). Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 6). Proceeds from the Private Placement Units were added to the proceeds from the initial public offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in trust will be part of the liquidating distribution to the public stockholders, and the Private Warrants will expire worthless. The Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Founders or their permitted transferees.

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

Related Party Loans

On March 1, 2018, the Sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the initial public offering pursuant to a promissory note. Also, on March 1, 2018, Cowen Investments, LLC agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the initial public offering pursuant to a second promissory note on the same terms as the loan provided by the Sponsor. These loans are non-interest bearing and were repaid with the proceeds from the initial public offering. At December 31, 2018, there is no related party loan outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into additional units of the post Business Combination entity at a price of $10.00 per unit. The securities would be identical to the Private Placement Units. To date, the Company had no borrowings under the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space and general administrative services. At December 31, 2018, the Company accrued $75,000 for office space and general administrative services.

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

Note 5—Commitments & Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on May 15, 2018, the Founders, anchor investor, and the Company’s executive officers, directors and director nominees and their permitted transferees will be entitled to demand that the Company register for resale the Founder Shares, the Private Placement Units and underlying securities and any securities issued upon conversion of Working Capital Loans. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, Cowen Investments may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the initial public offering and may not exercise its demand rights on more than one occasion.

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

Note 6—Stockholders’ Equity

Common Stock—The Company is currently authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2018, there were 29,640,000 shares of common stock issued and outstanding including 22,831,030 shares subject to redemption.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

Level 1: Quoted prices (unadjusted) are available in active markets for identical investments as of the reporting date. The types of financial instruments in Level 1 include listed equities and listed derivatives.  The Company’s investments in the Trust Account are 90-day U.S. government treasury bills and therefore are level 1 investments, since the Company is able to value the investments based on quoted prices in an active market.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

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

At December 31, 2018, the proceeds of the Trust Account were invested in U.S. government treasury bills maturing in February 2019 yielding interest of approximately 2.0%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2018 balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2018 consist of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying value at December 31, 2018	Gross Unrealized Holding Loss	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash held in Trust account	$47,979	$—	$47,979
U.S. government treasury bills	235,243,004	(31,784)	235,211,220
Total	$235,290,983	$(31,784)	$235,259,199

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2018.

Note 8 — Income Taxes

The Company’s financial statements include total net income before taxes of $2,588,681 for the year ended December 31, 2018. The income tax provision consists of the following:

December 31, 2018
Federal:
Current	$460,929
Deferred	82,694
State and Local:
Current	111,940
Deferred	20,083
Income tax provision	$675,646

Reconciliations of the differences between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	2018
	Amount	Percent of Pretax Income
Current tax at U.S. statutory rate	$543,623	21.00%
State taxes, net of federal benefit	132,023	5.10%
Total Income Tax Provision	$675,646	26.10%

The components of deferred tax liabilities as of December 31, 2018 are as follows:

December 31, 2018
Deferred tax asset (liability):
Unrealized gains on marketable securities	$(155,578)
Start-up costs	52,801
Deferred tax liability	$(102,777)

The Company files income tax returns in the U.S. federal jurisdiction and in New York and is subject to examination by the taxing authorities. The Company considered New York to be a significant state tax jurisdiction. Our income tax returns are open for audit for tax years 2018 and forward.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2018, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a publicly traded corporation, we will be required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which will require our management to certify financial and other information in our quarterly and annual reports to be filed with the SEC and provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC. However, we will evaluate our internal controls on a quarterly basis prior to making the first assessment of our internal control over financial reporting.

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal control over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors, executive officers and director nominees are listed below.

Name	Age	Position
Stephen Girsky	56	President, Chief Executive Officer and Director
Mary Chan	56	Chief Operating Officer
Steve Shindler	56	Chief Financial Officer
Mindy Luxenberg-Grant	51	Treasurer
Robert Gendelman	60	Director
Sarah W. Hallac	54	Director
Richard J. Lynch	70	Director
Victoria McInnis	57	Director

Stephen Girsky has served as our President, Chief Executive Officer and Director since January 2018. Mr. Girsky is a Managing Partner of VectoIQ, LLC, an independent advisory firm based in New York. Mr. Girsky has more than 30 years of experience working with corporate board executives, labor leaders, OEM leaders, suppliers, dealers and national policy makers. Mr. Girsky served in a number of capacities at General Motors from November 2009 until July 2014, including Vice Chairman, having responsibility for global corporate strategy, new business development, global product planning and program management, global connected consumer/OnStar, and GM Ventures LLC, Global Research & Development and Global Purchasing and Supply Chain. Mr. Girsky served as Chairman of the Adam Opel AG Supervisory Board from November 2011 to January 2014 and was President of GM Europe from July 2012 to March 2013. He also served on General Motors’ Board of Directors following its emergence from bankruptcy in June 2009 until June 2016. Mr. Girsky has also served as president of Centerbridge Industrial Partners, an affiliate of Centerbridge Partners, LP and a multibillion dollar investment fund, from 2006 to 2009. Prior to Centerbridge, Mr. Girsky served as Special Advisor to the Chief Executive Officer and Chief Financial Officer of General Motors from 2005 to 2006, and prior to that Mr. Girsky served as managing director at Morgan Stanley and as senior analyst of the Morgan Stanley Global Automotive and Auto Parts Research Team. Mr. Girsky currently serves on the Boards of Directors of United States Steel Corporation and Brookfield Business Partners Limited, the general partner of Brookfield Business Partners, L.P. (NYSE: BBU; TSX BBU.UN), as well as three private companies, drive.ai, Valens Semiconductor and Millstein & Co. We believe Mr. Girsky is well qualified to serve on our Board of Directors based on his extensive leadership and business experience, together with his strong background in finance and public company governance.

Mary Chan has served as our Chief Operating Officer since January 2018. Ms. Chan is a Managing Partner of VectoIQ, LLC. Ms. Chan served as President, Global Connected Consumer of General Motors from May 2012 to May 2015. In that role, she was responsible for building the next generation of connected vehicle product and services. Prior to General Motors, she worked at Dell Inc., where she was Senior Vice President and General Manager of Enterprise Mobility Solutions & Services from 2009 to 2012. At Dell, Ms. Chan was responsible for developing Consumer PC/Gaming products and Enterprise Mobility Application services. Prior to Dell, with over 20 years of wireless infrastructure experience she was the EVP/President Global Wireless Network Group at Alcatel-Lucent and SVP of Wireless R&D at Lucent Technologies Inc. Ms. Chan currently serves on the Boards of Directors of Magna International Inc. (NYSE: MGA), Dialog Semiconductor PLC (ETR: DLG), SBA Communications Corporation (Nasdaq: SBAC) and Microelectronics Technology Inc. (TPE: 2314).

Steve Shindler has served as our Chief Financial Officer since January 2018. Mr. Shindler is a Director of NII Holdings, Inc., a provider of differentiated mobile communications services for businesses and high value consumers in Latin America. Mr. Shindler served as Chief Executive Officer of NII from 2012 until August of 2017 as well as from 2000 to 2008. As Chief Executive Officer, Mr. Shindler successfully transformed NII from a start-up operation into a leading wireless provider with nearly 11.5 million subscribers. In his most recent role as Chief Executive Officer of NII, Mr. Shindler guided the company through a financial restructuring that included sales of its core businesses in Mexico, Peru, Argentina and Chile, as well as a voluntary petition seeking relief under Chapter 11 of the U.S. Bankruptcy Code in September 2014, where he continued in the Chief Executive Officer role following its emergence from bankruptcy in June 2015. Mr. Shindler joined Nextel Communications, Inc. in 1996 as Executive Vice President and Chief Financial Officer. Prior to joining Nextel, Mr. Shindler was Managing Director of Communications Finance at The Toronto Dominion Bank, one of the largest suppliers of capital to the wireless industry. Mr. Shindler is also a founding partner of RIME Communications Capital, a firm that has invested in early stage media, tech and telco companies.

Mindy Luxenberg-Grant has served as our Treasurer since January 2018. Ms. Luxenberg-Grant is the Chief Financial Officer of VectoIQ LLC. Prior to joining VectoIQ LLC, Ms. Luxenberg-Grant was a Founder and has served as Chief Financial Officer of Headhaul Capital Partners LLC since April 2013. Ms. Luxenberg-Grant was also the Chief Financial Officer of Jefferies Capital Partners LLC and its predecessors from 1997 to 2009. She was a Manager with PricewaterhouseCoopers where she specialized in business assurances and tax services as part of its Entrepreneurial Advisory Services group and serviced exclusively venture capital and private investment fund clients. Ms. Luxenberg-Grant also spent two years as the Chief Financial Officer of Western NIS Enterprise Fund, a venture capital fund which invested in small and medium-sized companies based primarily in the Ukraine.

Robert Gendelman has served as a director since the completion of the initial public offering. Mr. Gendelman has served as Senior Portfolio Manager and head of Equity Investments at Loews Corporation, a diversified holding company since January 2013. Prior to joining Loews Corporation, Mr. Gendelman was Chief Investment Officer for RG Advisors, and prior to that was Managing Director at Clearbridge Advisors, where he managed assets for Legg Mason Partners Capital & Income Fund. He also spent approximately 10 years as a portfolio manager at Neuberger Berman. We believe Mr. Gendelman is well qualified to serve on our Board of Directors based on his extensive experience in the financial services industry and evaluating investments.

Sarah W. Hallac has served as a director since the completion of the initial public offering. Ms. Hallac has served as a consultant for a corporate philanthropic initiative by BlackRock, Inc., an investment management corporation. Ms. Hallac is a retired investment banker from Bear, Stearns and Company, where she spent her entire career in the Financial Analytics and Structured Transactions group. Ms. Hallac was involved in the early days of mortgage securitization including the first Agency Real Estate Mortgage Investment Conduit (REMIC) issued by the Federal National Mortgage Association (FNMA). Ms. Hallac has been published in several books, including The Handbook of Mortgage-Backed Securities. We believe Ms. Hallac is well qualified to serve on our Board of Directors based on her extensive experience in investment banking and evaluating investments.

Richard J. Lynch has served as a director since the completion of the initial public offering. Mr. Lynch has served as President of FB Associates, LLC, a consulting firm that specializes in the telecommunications industry, since October 2011. Prior to that, Mr. Lynch held the positions of Executive Vice President and Chief Technology Officer with Verizon Communications and with Verizon Wireless and its predecessors. Mr. Lynch currently serves as Chairman of the Board of Ribbon Communications Inc. (Nasdaq: RBBN) and a director of Blackberry Limited (NYSE: BB). We believe Mr. Lynch is well qualified to serve on our Board of Directors based on his extensive leadership experience in the technology industry and serving on the Boards of public companies.

Victoria McInnis has served as a director since the completion of the initial public offering. Ms. McInnis held various positions with General Motors Corporation prior to her retirement in August 2017, including Vice President, Tax and Audit March 2015 to August 2017, Chief Tax Officer from 2009 to March 2015 and, prior to that, Executive Director, Tax Counsel, General Tax Director, Europe, Director of Federal Tax Audits, and Senior Tax Counsel, GM Canada. We believe Ms. McInnis is well qualified to serve on our Board of Directors based on her extensive experience in the automotive industry and her financial expertise.

Number, Terms of Office and Election of Executive Officers and Directors

Our Board of Directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Mr. Robert Gendelman and Mr. Richard Lynch will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Stephen Girsky, Ms. Victoria McInnis and Ms. Sarah Hallac, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq). Our executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has two standing committees, an audit committee and a compensation committee. Each of our audit committee and our compensation committee is composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below.

Audit Committee

Upon the completion of the initial public offering, we established an audit committee of the Board of Directors. Mr. Robert Gendelman, Ms. Sarah Hallac and Ms. Victoria McInnis serve as members of our audit committee. Ms. McInnis serves as chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Mr. Gendelman, Ms. Hallac, and Ms. McInnis are independent.

Each member of the audit committee is financially literate, and our Board of Directors has determined that Ms. McInnis qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which will detail the purpose and principal functions of the audit committee, including:

•                  assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•                  the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•                  pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•                  reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•                  setting clear hiring policies for employees or former employees of the independent auditors;

•                  setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•                  obtaining and reviewing a report, at least annually, from the independent auditors describing the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•                  meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•                  reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•                  reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Upon the completion of the initial public offering, we established a compensation committee of the Board of Directors. The members of our Compensation Committee are Mr. Richard Lynch and Ms. Sarah Hallac. Mr. Lynch serves as chairman of the compensation committee. We adopted a compensation committee charter, which will detail the purpose and responsibility of the compensation committee, including:

•                  reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•                  reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•                  reviewing our executive compensation policies and plans;

•                  implementing and administering our incentive compensation equity-based remuneration plans;

•                  assisting management in complying with our proxy statement and annual report disclosure requirements;

•                  approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•                  producing a report on executive compensation to be included in our annual proxy statement; and

•                  reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by applicable law or stock exchange rules. In accordance with Rule 5605(e)(2) of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor a total of $10,000 per month, which funds are used to pay for office space and general and administrative services. This arrangement is being agreed to by our sponsor for our benefit and is not intended to provide such affiliate compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services.

Except as set forth above, no compensation will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the Board of Directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 20, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•                  each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

•                  each of our executive officers, directors and director nominees that beneficially owns shares of common stock; and

•                  all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Common Stock (2)
VectoIQ Holdings, LLC. (3)	4,586,132	15.5%
BlackRock, Inc. (4)	2,776,207	9.4%
Polar Asset Management Partners Inc. (5)	2,673,000	9.0%
Weiss Asset Management LP (6)	1,630,800	5.5%
Basso SPAC Fund LLC (7)	1,599,000	5.4%
Stephen Girsky (8)	4,586,132	15.5%
Mary Chan (8)	—	—
Steve Shindler (8)	—	—
Mindy Luxenberg-Grant (8)	—	—
Robert Gengelman	15,000	*
Sarah W. Hallac	15,000	*
Richard J. Lynch	15,000	*
Victoria McInnis	15,000	*
All directors and officers as a group (8 Individuals)	4,646,132	15.7%

* Less than one percent

(1)         Unless otherwise indicated, the business address of each of the individuals is 1354 Flagler Drive, Mamaroneck, New York 10543.

(2)         Based on 29,640,000 shares of common stock issued and outstanding.

(3)         Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Stephen Girsky, President and Chief Executive Officer and the manager of our sponsor, who has sole voting and dispositive power over the shares held by our sponsor.

(4)         Based on an amendment to Schedule 13G filed on February 13, 2019, the registered holders of the referenced shares are funds and accounts under management by investment adviser subsidiaries of BlackRock, Inc. BlackRock, Inc. is the ultimate parent holding company of such investment adviser entities. On behalf of such investment adviser entities, the applicable portfolio managers, as a managing directors of such entities, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the referenced shares. Such portfolio managers expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts, such investment adviser subsidiaries and such portfolio managers is 55 East 52nd Street, New York, NY 10055.

(5)   Based on a Schedule 13G filed on February 11, 2019 filed by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company ("PMSMF") and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares of common stock directly held by the Polar Vehicles. The address of the business office of the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(6)   Based on a Schedule 13G filed on February 14, 2019 filed by Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss, Ph.D. The address of the reporting persons is business 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(7)   Based on an amendment to Schedule 13G filed on January 25, 2019 filed by Basso SPAC Fund LLC (“Basso SPAC”), Basso Management, LLC (“Basso Management”, Basso Capital Management, L.P. (“BCM”), Basso GP, LLC (“Basso GP”) and Howard I. Fischer. The shares are directly beneficially owned by Basso SPAC. Basso Management is the manager of Basso SPAC. BCM serves as the investment manager of Basso SPAC. Basso GP is the general partner of BCM. Mr. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own the reported shares. The address of the principal business office of each of the reporting persons is 1266 East Main, Street, Fourth Floor, Stamford, Connecticut 06902.

(8)         Ms. Chan, Mr. Shindler and Ms. Luxenberg-Grant hold economic interests in our sponsor and pecuniary interests in the securities held by our sponsor. Each of Ms. Chan, Mr. Shindler and Ms. Luxenberg-Grant disclaims beneficial ownership of such securities except to the extent of his or her pecuniary interest therein.

Subject to certain limited exceptions, our founders, executive officers, directors and director nominees have agreed not to transfer, assign or sell any of their founder shares or private units, or the securities underlying the private units, until one year after the date of the consummation of our initial business combination. Notwithstanding the foregoing, (1) if the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (2) if we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, then all of such shares will be released from the lock-up. Any permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares.

During the lock-up period, the holders of these shares will not be able to sell or transfer their securities except (1) to any persons (including their affiliates and members) participating in the private placement of the private units, (2) amongst our founders or to our officers, directors and employees, (3) if a holder is an entity, as a distribution to its, partners, stockholders or members upon its liquidation, (4) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes, (5) by virtue of the laws of descent and distribution upon death, (6) pursuant to a qualified domestic relations order, (7) by certain pledges to secure obligations incurred in connection with purchases of our securities, (8) by private sales or transfers made in connection with the consummation of the Company’s initial business combination at prices no greater than the price at which the applicable securities were originally purchased or (9) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause 9) where the transferee agrees to the terms of the insider letter. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares, the private units or the securities underlying the private units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Upon the effective date of the initial public offering, Mr. Gendelman, Ms. Hallac, Mr. Lynch and Ms. McInnis are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

On February 15, 2018, the Founders purchased an aggregate of 5,750,000 shares of the Company’s common stock, par value $0.0001, for an aggregate purchase price of $25,000, or approximately $0.004 per share. The Sponsor and Cowen Investments purchased 4,301,000 and 1,449,000 of the Founder Shares, respectively. In March 2018, the Sponsor transferred 15,000 Founder Shares to each of its initial director nominees. In April 2018, the sponsor forfeited 435,606 Founder Shares and the Anchor Investor purchased 435,606 Founder Shares for an aggregate purchase price of $1,894, or approximately $0.004 per share. In May 2018, Cowen Investments forfeited 287,500 Founder Shares, which were subsequently purchased by the Sponsor and the Anchor Investor. Additionally, in May 2018, the Sponsor purchased 254,829 Founder Shares for an aggregate purchase price of $1,108, or approximately $0.004 per share, and the Anchor Investor purchased 32,671 Founder Shares for an aggregate purchase price of $142, or approximately $0.004 per share.

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

Other than the foregoing, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee considers all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Upon the effective date of the initial public offering, Mr. Gendelman, Ms. Hallac, Mr. Lynch and Ms. McInnis became our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions are on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to RSM US LLP, or RSM, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by RSM in connection with regulatory filings. The aggregate fees of RSM for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 23, 2018 (date of inception) to December 31, 2018 totaled approximately $54,600. The aggregate fees of RSM related to audit services in connection with our initial public offering totaled approximately $69,250. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from January 23, 2018 (date of inception) to December 31, 2018, we did not pay RSM any audit-related fees.

Tax Fees. We did not pay RSM any fees for tax return services, planning and tax advice for the period from January 23, 2018 (date of inception) to December 31, 2018.

All Other Fees. We did not pay RSM for any other services for the year ended December 31, 2018.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Report:

(1)         Financial Statements

(2)         Financial Statements Schedule

All financial statements schedules are omitted because they are not applicable, or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

ITEM 16. FORM 10-K SUMMARY

None

EXHIBIT INDEX

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VectoIQ Acquisition Corp.

Dated: March 20, 2019	By:	/s/ Stephen Girsky
Stephen Girsky
Chief Executive Officer

Dated: March 20, 2019	By:	/s/ Steve Shindler
Steve Shindler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2019.

Signatures	Capacity in Which Signed

/s/ Stephen Girsky	Chief Executive Officer and Director (Chairman)
Stephen Girsky	(Principal Executive Officer)

/s/ Steve Shindler	Chief Financial Officer
Steve Shindler	(Principal Financial Officer and Accounting Officer)

/s/ Robert Gendelman	Director
Robert Gendelman

/s/ Sarah W. Hallac	Director
Sarah W. Hallac

/s/ Richard J. Lynch	Director
Richard J. Lynch

/s/ Victoria McInnis	Director
Victoria McInnis