Form 10-Q
period 2019-03-31
VectoIQ Acquisition Corp.
filed 2019-05-10
CIK 1731289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of exchange on which registered
Common stock, par value $0.0001	VTIQ	Nasdaq Capital Market
Warrants to purchase one share of Common Stock	VTIQW	Nasdaq Capital Market
Units, each consisting of one share of Common Stock and one Warrant	VTIQU	Nasdaq Capital Market

As of May 10, 2019, there were 29,640,000 shares of the Company’s common stock, par value $0.0001 issued and outstanding (including 22,911,207 shares subject to possible redemption).

VectoIQ Acquisition Corp.

PART I — FINANCIAL INFORMATION:

ITEM 1. Interim Financial Statements

VectoIQ Acquisition Corp.

Condensed Balance Sheets

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$872,684	$1,168,600
Prepaid expenses and other current assets	62,500	62,500
Total current assets	935,184	1,231,100

Non-current assets:
Cash held in Trust account	9,716	47,979
Investments held in Trust account	236,631,289	235,243,004
Prepaid insurance	7,813	23,438

Total assets	$237,584,002	$236,545,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,150	$1,462
Accrued liabilities	155,000	275,000
Accrued income tax payable	760,598	572,869
Total current liabilities	979,748	849,331

Deferred tax liability	201,050	102,777

Total liabilities	1,180,798	952,108

Commitments and Contingencies

Common shares subject to possible redemption, 22,911,207 and 22,831,030 shares at redemption value at $10.10 at March 31, 2019 and December 31, 2018, respectively	231,403,203	230,593,412

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,728,793 and 6,808,970 shares issued and outstanding (excluding 22,911,207 and 22,831,030 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	673	681
Additional paid-in capital	2,276,502	3,086,285
Retained earnings	2,722,826	1,913,035
Total stockholders’ equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$237,584,002	$236,545,521

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2019	For the period from January 23, 2018 (inception) to March 31, 2018
Expenses:
General and administrative expenses	$254,228	$462

Loss from operations	(254,228)	(462)

Other income:
Investment income in Trust account	1,350,021	—

Income (loss) before income tax expense	1,095,793	(462)

Income tax expense	286,002	—

Net income (loss)	$809,791	$(462)

Weighted average share outstanding, basic and diluted	29,640,000	5,000,000
Basic and diluted net income per share	$0.03	$(0.00)

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	6,808,970	$681	$3,086,285	$1,913,035	$5,000,001
Proceeds subject to possible conversion of 80,177 shares	(80,177)	(8)	(809,783)	—	(809,791)
Net income	—	—	—	809,791	809,791
Balance at March 31, 2019	6,728,793	$673	$2,276,502	$2,722,826	$5,000,001

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 23, 2018 (Inception) to March 31, 2018

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 23, 2018 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders on February 15, 2018	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(462)	(462)
Balance at March 31, 2018	5,750,000	$575	$24,425	$(462)	$24,538

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2019	For the period from January 23, 2018 (inception) to March 31, 2018
Cash Flows from operating activities:
Net income (loss)	$809,791	$(462)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Investment income earned on marketable securities held in Trust account	(1,350,021)	—
Deferred income taxes	98,273	—
Change in operating assets and liabilities:
Decrease in prepaid expenses	15,625	—
(Decrease) increase in accounts payable and accrued liabilities	(57,312)	462
Increase in accrued income tax payable	187,729	—
Net cash used in operating activities	(295,915)	—

Cash flows from investing activities:
Purchases of investments held in Trust account	(236,038,264)	—
Maturities of marketable securities held in Trust account	236,000,000	—
Net cash used in investing activities	(38,264)	—

Cash Flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	25,000
Proceeds from note payable	—	90,000
Deferred offering cost	—	(90,000)
Net cash provided by financing activities	—	25,000

Net change in cash and cash held in Trust account	(334,179)	25,000
Cash and cash held in Trust account - beginning of period	1,216,579	—
Cash and cash held in Trust account - end of period	$882,400	$25,000

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$—	$89,000

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Organization and Business Operations

VectoIQ Acquisition Corp. (the “Company”) was incorporated in Delaware on January 23, 2018. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the industrial technology, transportation and smart mobility industries. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature.

As of March 31, 2019, the Company had not commenced operations. All activity for the period from January 23, 2018 (inception) through March 31, 2019 relates to the Company’s formation and its initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and investments from the proceeds derived from its initial public offering. The Company has a December 31 year end.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2019, the Company had outstanding warrants to purchase 23,890,000 shares of common stock. These shares were excluded from the calculation of diluted net income per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and a trust account held at financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash held in Trust Account

At March 31, 2019, the assets held in the Trust Account were held in 90-day U.S. Treasury bills.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has recorded deferred tax liabilities relating to expenses deferred for income tax purposes as of March 31, 2019 and December 31, 2018 amounting to $201,050 and $102,777, respectively. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

Pursuant to the initial public offering, the Company sold 23,000,000 Units (including 3,000,000 Units subject to the underwriters’ over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of common stock (such shares of common stock included in the Units sold in the initial public offering, the “Public Shares”), and one redeemable warrant (each such warrant included in the Units sold in the initial public offering, a “Public Warrant”). Each Public Warrant entitles the registered holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the initial public offering or 30 days after the completion of the initial Business Combination. The Public Warrants will expire on the fifth anniversary of the Company’s completion of an initial Business Combination, or earlier upon redemption or liquidation.  As of March 31, 2019 and December 31, 2018, the Company has 23,890,000 warrants outstanding.

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

Private Placement Units

Simultaneously with the initial public offering, the Founders and Anchor Investor purchased an aggregate of 890,000 Private Placement Units (including 90,000 Private Placement Units in connection with the exercise of the over-allotment option) at a price of $10.00 per Private Placement Unit ($8,900,000 in the aggregate) in a private placement. Each Private Placement Unit consists of one share of common stock (such shares of common stock included in the Private Placement Units, the “Private Shares”) and one redeemable warrant (each, a “Private Warrant”). Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Proceeds from the Private Placement Units were added to the proceeds from the initial public offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in trust will be part of the liquidating distribution to the public stockholders, and the Private Warrants will expire worthless. The Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Founders or their permitted transferees.

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

Related Party Loans

On March 1, 2018, the Sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the initial public offering pursuant to a promissory note. Also on March 1, 2018, Cowen Investments, LLC agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the initial public offering pursuant to a second promissory note on the same terms as the loan provided by the Sponsor. These loans are non-interest bearing and were repaid with the proceeds of the initial public offering. At March 31, 2019 and December 31, 2018, there is no related party loan outstanding.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space and general administrative services. The Company accrued $105,000 and $75,000 for office space and general administrative services at March 31, 2019 and December 31, 2018, respectively.

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

Note 6—Stockholders’ Equity

Common Stock—The Company is currently authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. There were 29,640,000 shares of common stock issued and outstanding, including 22,911,207 and 22,831,030 shares as of March 31, 2019 and December 31, 2018, respectively.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

Upon the closing of the initial public offering and the private placement, a total of $202,000,000 was deposited into the Trust Account at May 18, 2018. In connection with the exercise of the overallotment option, an additional $30,300,000 was deposited. All proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

The proceeds of the Trust Account were invested in U.S. government treasury bills maturing in May and February 2019 at March 31, 2019 and December 31, 2018, respectively, yielding interest of approximately 2.0%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying March 31, 2019 and December 31, 2018 condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2019 and December 31, 2018 consist of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying value at March 31, 2019	Gross Unrealized Holding Loss	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$9,716	$—	$9,716
U.S. government treasury bills	236,631,289	(2,244)	236,629,045
Total	$236,641,005	$(2,244)	$236,638,761

	Carrying value at December 31, 2018	Gross Unrealized Holding Loss	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$47,979	$—	$47,979
U.S. government treasury bills	235,243,004	(31,784)	235,211,220
Total	$235,290,983	$(31,784)	$235,259,199

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2019 or the period from January 23, 2018 (inception) to March 31, 2018.

Note 8 — Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in New York and is subject to examination by the taxing authorities. The Company considered New York to be a significant state tax jurisdiction. Our income tax returns are open for audit for tax years 2018 and forward.

The table below presents the Company’s deferred income taxes:

	March 31, 2019	December 31, 2018
Deferred tax asset (liability):
Unrealized gains on marketable securities	$(310,279)	$(155,578)
Start-up costs	109,229	52,801
Deferred tax liability:	$(201,050)	$(102,777)

The table below presents the components of the provision for income taxes:

	For the three months ended March 31, 2019	For the period from January 23, 2018 (inception) to March 31, 2018
Federal:
Current	$151,046	$—
Deferred	79,070	—
State and Local:		—
Current	36,683	—
Deferred	19,203	—
Income tax provision	$286,002	$—

Item 2.                                                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer VectoIQ Acquisition Corp., except where the context requires otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

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

Overview

We are a newly organized company incorporated as a Delaware corporation on January 23, 2018 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) and the sale of private placement units that occurred simultaneously with the consummation of the Public Offering.

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

As indicated in the accompanying financial statements, we had $872,684 and $1,168,600 in cash, $9,716 and $47,979 of cash held in the trust account established for the benefit of the Company’s public stockholders at J.P. Morgan Chase Bank, N.A. (the “Trust Account”), and investments held in the Trust Account of $236,631,289 and $235,243,004 at March 31, 2019 and December 31, 2018, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

Our entire activity from January 23, 2018 (inception) through May 18, 2018, consisted of formation and preparation for the Public Offering, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the Public Offering on inception, our operating costs include costs associated with obtaining directors and officers insurance and other general and administrative costs.

For the three months ended March 31, 2019, we had net income of $809,791, which consisted of $1,350,021 in interest earned on investments and marketable securities held in the Trust Account, offset by $216,196 in general and administrative costs, $38,032 in franchise tax expense, and $286,002 in income tax expense.

For the period from January 23, 2018 (inception) through March 31, 2018, we had a net loss of $462, which consisted solely of general and administrative costs.

Liquidity and Capital Resources

In May 2018, we consummated the Public Offering, in which we sold 23,000,000 Units (including 3,000,000 Units subject to the exercise of the underwriters’ over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $230,000,000 before underwriting discounts and expenses. VectoIQ Holdings, LLC (the “Sponsor”), Cowen Investments, LLC and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”) purchased an aggregate of 890,000 units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement that occurred simultaneously with the initial public offering and the exercise of the over-allotment option. In connection with the Public Offering, we incurred transaction costs of $5,244,622, consisting of $4,600,000 of underwriting fees and $644,622 of other initial public offering costs.

Prior to the Public Offering, our only sources of liquidity were an initial purchase of shares of our common stock for $25,000 and two related party loans from our Sponsor and Cowen Investments, LLC totaling $120,000 to cover expenses related to the Public Offering. These loans were repaid with the proceeds from the Public Offering.

Prior to the completion of our Initial Business Combination, we will have available to us the approximately $872,684 of proceeds held outside the Trust Account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect that we have sufficient resources to fund our operations for the 24 months following the closing of the Public Offering. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination, which may include a specified future issuance. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Contractual Obligations

At March 31, 2019 and December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We have entered into an Administrative Support Agreement with our Sponsor, pursuant to which the Company is billed a total of $10,000 per month for office space and general administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease incurring these monthly fees. The Company accrued $105,000 and $75,000 for office space and general administrative services at March 31, 2019 and December 31, 2018, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has recorded deferred tax liabilities relating to expenses deferred for income tax purposes as of March 31, 2019 and December 31, 2018 amounting to $201,050 and $102,777, respectively. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3.                                               Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019 and December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — PART II — OTHER INFORMATION

Item 1.                                               Legal Proceedings

None.

Item 1A.                                      Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As previously reported in the Initial Form 8-K, on May 18, 2018, simultaneously with the consummation of the Public Offering, the Company consummated the private placement of an aggregate of 800,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $8,000,000. On May 29, 2018, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 90,000 Private Placement Units at $10.00 per additional Private Placement Unit (the “Additional Private Placement Units”), generating total gross proceeds of $900,000. The Private Placement Units are identical to the Units except as described in the Initial Form 8-K. A total of $30,300,000 of the net proceeds from the sale of the Additional Units and the Additional Private Placement Units were deposited in the Trust Account, with Continental Stock Transfer & Trust Company acting as trustee, bringing the aggregate proceeds held in the Trust Account to $232,300,000.

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

VECTOIQ ACQUISITION CORP.

Dated: May 10, 2019	/s/ Stephen Girsky
Name: Stephen Girsky
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2019	/s/ Steve Shindler
Name: Steve Shindler
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)