Form 10-Q
period 2019-09-30
VectoIQ Acquisition Corp.
filed 2019-11-07
CIK 1731289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, there were 29,640,000 shares of the Company’s common stock, par value $0.0001 issued and outstanding.

VectoIQ Acquisition Corp.

		Page
PART I- FINANCIAL INFORMATION
Item 1.	Interim Financial Statements	1
	Condensed Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2019 (unaudited) and for the three months ended September 30, 2018 and for the period from January 23, 2018 (inception) to September 30, 2018 (unaudited)	2
	Condensed Statement of Stockholders’ Equity for the period from January 1, 2019 to September 30, 2019 (unaudited)	3
	Condensed Statement of Stockholders’ Equity for the period from January 23, 2018 (inception) to September 30, 2018 (unaudited)	4
	Condensed Statements of Cash Flows for the nine months ended September 30, 2019 (unaudited) and for the period from January 23, 2018 (inception) to September 30, 2018	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

PART I — FINANCIAL INFORMATION:

ITEM 1. Interim Financial Statements

VectoIQ Acquisition Corp.

Condensed Balance Sheets

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$817,836	$1,168,600
Prepaid expenses and other current assets	39,063	62,500
Total current assets	856,899	1,231,100

Non-current assets:
Cash held in Trust account	60,196	47,979
Investments held in Trust account	237,576,453	235,243,004
Prepaid insurance	—	23,438

Total assets	$238,493,548	$236,545,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,876	$1,462
Accrued liabilities	202,233	275,000
Accrued income tax payable	130,649	572,869
Total current liabilities	359,758	849,331

Deferred tax liability	82,802	102,777

Total liabilities	442,560	952,108

Commitments and Contingencies

Common shares subject to possible redemption, 22,560,598 and 22,831,030 shares at redemption value of $10.33 and $10.10 at September 30, 2019 and December 31, 2018, respectively	233,050,987	230,593,412

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,079,402 and 6,808,970 shares issued and outstanding (excluding 22,560,598 and 22,831,030 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	708	681
Additional paid-in capital	628,683	3,086,285
Retained earnings	4,370,610	1,913,035
Total stockholders’ equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$238,493,548	$236,545,521

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended	For the period from January 23, 2018 (inception) to
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Expenses:
General and administrative expenses	$243,113	$215,676	$695,220	$238,951

Loss from operations	(243,113)	(215,676)	(695,220)	(238,951)

Other income:
Investment income in Trust account	1,271,572	24	4,020,763	11,407

Income (loss) before income tax expense	1,028,459	(215,652)	3,325,543	(227,544)

Income tax expense	268,429	—	867,967	—

Net income (loss)	$760,030	$(215,652)	$2,457,576	$(227,544)

Weighted average share outstanding, basic and diluted	29,640,000	29,640,000	29,640,000	14,095,329
Basic and diluted net income (loss) per share	$0.03	$(0.01)	$0.08	$(0.02)

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 1, 2019 to September 30, 2019

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	6,808,970	$681	$3,086,285	$1,913,035	$5,000,001
Common stock subject to possible redemption	342,867	34	(809,825)	—	(809,791)
Net income	—	—	—	809,791	809,791
Balance at March 31, 2019	7,151,837	$715	$2,276,460	$2,722,826	$5,000,001
Common stock subject to possible redemption	(64,357)	(6)	(887,748)	—	(887,754)
Net income	—	—	—	887,754	887,754
Balance at June 30, 2019	7,087,480	$709	$1,388,712	$3,610,580	$5,000,001
Common stock subject to possible redemption	(8,078)	(1)	(760,029)	—	(760,030)
Net income	—	—	—	760,030	760,030
Balance at September 30, 2019	7,079,402	$708	$628,683	$4,370,610	$5,000,001

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 23, 2018 (Inception) to September 30, 2018

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 23, 2018 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders on February 15, 2018	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(462)	(462)
Balance at March 31, 2018	5,750,000	$575	$24,425	$(462)	$24,538
Issuance of common stock to private placement stockholders on May 18, 2018 at $10.00 per share	800,000	80	7,999,920	—	8,000,000
Issuance of common stock to public shareholders on May 18, 2018 at $10.00 per share, net of underwriting discount and offering expenses	20,000,000	2,000	195,403,378	—	195,405,378
Issuance of common stock to private placement stockholders on May 29, 2018 at $10.00 per share	90,000	9	899,991	—	900,000
Issuance of common stock to public shareholders on May 29, 2018 at $10.00 per share, net of underwriting discount of $600,000	3,000,000	300	29,399,700	—	29,400,000
Common stock subject to possible redemption	(22,645,395)	(2,265)	(228,716,220)	—	(228,718,485)
Net loss	—	—	—	(11,430)	(11,430)
Balance at June 30, 2018	6,994,605	$699	$5,011,194	$(11,892)	$5,000,001
Common stock subject to possible redemption	21,352	2	215,650	—	215,652
Net loss	—	—	—	(215,652)	(215,652)
Balance at September 30, 2018	7,015,957	$701	$5,226,844	$(227,544)	$5,000,001

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2019	For the period from January 23, 2018 (inception) to September 30, 2018
Cash Flows from operating activities:
Net income (loss)	$2,457,576	$(227,544)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on marketable securities held in Trust account	(4,020,763)	—
Deferred income taxes	(19,975)	—
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	46,875	(101,563)
(Decrease) increase in accounts payable and accrued liabilities	(47,353)	185,575
Decrease in accrued income tax payable	(442,220)	—
Net cash used in operating activities	(2,025,860)	(143,532)

Cash flows from investing activities:
Purchases of investments held in Trust account	(709,330,687)	(232,286,639)
Maturities of marketable securities held in Trust account	711,018,000	—
Net cash provided by (used in) investing activities	1,687,313	(232,286,639)

Cash Flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	233,680,378
Proceeds from note payable	—	120,000
Deferred offering cost	—	(120,000)
Net cash provided by financing activities	—	233,680,378

Net change in cash and cash held in Trust account	(338,547)	1,250,207
Cash and cash held in Trust account - beginning of period	1,216,579	—
Cash and cash held in Trust account - end of period	$878,032	$1,250,207

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

As of September 30, 2019, the Company had not commenced operations. All activity for the period from January 23, 2018 (inception) through September 30, 2019 relates to the Company’s formation and its initial public offering described below, and since the closing of the its initial public offering, a search for a Business Combination candidate . The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and investments from the proceeds derived from its initial public offering. The Company has a December 31 year end.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of September 30, 2019 and December 31, 2018, the Company had outstanding warrants to purchase 23,890,000 shares of common stock. These shares were excluded from the calculation of diluted net income per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and a trust account held at financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash held in Trust Account

At September 30, 2019 and December 31, 2018, the assets held in the Trust Account were held in 90-day U.S. Treasury bills.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has recorded deferred tax liabilities relating to expenses deferred for income tax purposes as of September 30, 2019 and December 31, 2018 amounting to $82,802 and

$102,777, respectively. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

Pursuant to the initial public offering, the Company sold 23,000,000 Units (including 3,000,000 Units subject to the underwriters’ over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of common stock (such shares of common stock included in the Units sold in the initial public offering, the “Public Shares”), and one redeemable warrant (each such warrant included in the Units sold in the initial public offering, a “Public Warrant”). Each Public Warrant entitles the registered holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the initial public offering or 30 days after the completion of the initial Business Combination. The Public Warrants will expire on the fifth anniversary of the Company’s completion of an initial Business Combination, or earlier upon redemption or liquidation.  As of September 30, 2019 and December 31, 2018, the Company has 23,890,000 warrants outstanding.

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

Related Party Loans

On March 1, 2018, the Sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the initial public offering pursuant to a promissory note. Also on March 1, 2018, Cowen Investments, LLC agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the initial public offering pursuant to a second promissory note on the same terms as the loan provided by the Sponsor. These loans are non-interest bearing and were repaid with the proceeds from the initial public offering. As of September 30, 2019 and December 31, 2018, there is no related party loan outstanding.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space and general administrative services. The Company accrued $165,000 and $75,000 for office space and general administrative services as of September 30, 2019 and December 31, 2018, respectively.

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

Note 6—Stockholders’ Equity

Common Stock—The Company is currently authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. There were 29,640,000 shares of common stock issued and outstanding, including 22,560,598 and 22,831,030 shares subject to redemption as of September 30, 2019 and December 31, 2018, respectively.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

The proceeds of the Trust Account were invested in U.S. government treasury bills maturing in November 2019 and February 2019 at September 30, 2019 and December 31, 2018, respectively, yielding interest of approximately 2.0%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying September 30, 2019 and December 31, 2018 condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2019 and December 31, 2018 consist of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying value at September 30, 2019	Gross Unrealized Holding Gain	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$60,196	$—	$60,196
U.S. government treasury bills	237,576,453	4,845	237,581,298
Total	$237,636,649	$4,845	$237,641,494

	Carrying value at December 31, 2018	Gross Unrealized Holding Loss	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$47,979	$—	$47,979
U.S. government treasury bills	235,243,004	(31,784)	235,211,220
Total	$235,290,983	$(31,784)	$235,259,199

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2019, the three months ended September 30, 2018, or the period from January 23, 2018 (inception) to September 30, 2018.

Note 8 — Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in New York and is subject to examination by the taxing authorities. The Company considered New York to be a significant state tax jurisdiction. Our income tax returns are open for audit for tax years 2018 and forward. The Company made $228,058 and $1,330,162 in tax payments during the three and nine months ended September 30, 2019, respectively. The Company made no tax payments in 2018.

The table below presents the Company’s deferred income taxes:

	September 30, 2019	December 31, 2018
Deferred tax asset (liability):
Unrealized gains on marketable securities	$(281,029)	$(155,578)
Start-up costs	198,227	52,801
Deferred tax liability:	$(82,802)	$(102,777)

The table below presents the components of the provision for income taxes:

	For the three months ended		For the nine months ended	For the period from January 23, 2018 (inception) to
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Federal:
Current	$277,893	$—	$714,435	$—
Deferred	(61,916)	—	(16,072)	—
State and Local:
Current	67,489	—	173,507	—
Deferred	(15,037)	—	(3,903)	—
Income tax provision	$268,429	$—	$867,967	$—

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

As indicated in the accompanying financial statements, we had $817,836 and $1,168,600 in cash, $60,196 and $47,979 of cash held in the trust account established for the benefit of the Company’s public stockholders at J.P. Morgan Chase Bank, N.A. (the “Trust Account”), and investments held in the Trust Account of $237,576,453 and $235,243,004 at September 30, 2019 and December 31, 2018, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

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

For the three and nine months ended September 30, 2019, we had net income of $760,030 and $2,457,576, respectively, which consisted of $1,271,572 and $4,020,763 in interest earned on investments and marketable securities held in the Trust Account, offset by $193,113 and $557,188 in general and administrative costs, $50,000 and $138,032 in franchise tax expense, and $268,429 and $867,967 in income tax expense, respectively.

For the three months ended September 30, 2018 and for the period from January 23, 2018 (inception) through September 30, 2018, we had a net loss of $215,652 and $227,544, which consisted of $24 and $11,407 in interest earned on investments and marketable securities held in the Trust Account, offset by $215,676 and $238,951 in general and administrative costs, respectively.

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

Prior to the completion of our Initial Business Combination, we will have available to us the approximately $817,836 of proceeds held outside the Trust Account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Contractual Obligations

At September 30, 2019 and December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We have entered into an Administrative Support Agreement with our Sponsor, pursuant to which the Company is billed a total of $10,000 per month for office space and general administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease incurring these monthly fees. The Company accrued $165,000 and $75,000 for office space and general administrative services at September 30, 2019 and December 31, 2018, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has recorded deferred tax liabilities relating to expenses deferred for income tax purposes as of September 30, 2019 and December 31, 2018 amounting to $82,802 and

$102,777, respectively. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3.                                               Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019 and December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VECTOIQ ACQUISITION CORP.

Dated: November 7, 2019	/s/ Stephen Girsky
Name: Stephen Girsky
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2019	/s/ Steve Shindler
Name: Steve Shindler
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)