Form 10-K
period 2019-12-31
VectoIQ Acquisition Corp.
filed 2020-03-06
CIK 1731289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Zip Code)

(646) 475-8506

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value per share Warrants to purchase one share of Common Stock Units, each consisting of one share of Common Stock and one Warrant	VTIQ VTIQW VTIQU	Nasdaq Capital Market Nasdaq Capital Market Nasdaq Capital Market

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2019, based upon the closing price of $10.13 of the Registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $253.2 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2020
Common stock, $0.0001 par value per share	29,640,000 shares

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains forward-looking statements, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute "forward-looking statements" for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

•	our ability to complete our initial business combination, including our Proposed Transaction with Nikola (as such terms are defined below);
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	the proceeds of the forward purchase securities being available to us;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses, including their industry and geographic location;
•	the ability of our officers and directors to generate a number of potential business combination opportunities;
•	the trust account not being subject to claims of third parties;
•	failure to list or delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
•	our public securities' potential liquidity and trading;
•	the lack of a market for our securities; or
•	our financial performance.

The forward-looking statements contained in this annual report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors". Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We will seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. Although we may pursue our initial business combination in any business, industry or geographic location, we currently intend to focus on opportunities to capitalize on the ability of our management team, particularly our executive officers, to identify, acquire and operate a business in the industrial technology, transportation and smart mobility industries, which we believe has many potential target businesses. Following our initial business combination, our objective will be to implement or support the acquired business' growth and operating strategies.

Over the last several years, there has been an increase in private equity and venture backed capital invested in the automotive/transportation technology sector. Global venture capital funding in the transportation industry increased from less than $1 billion in 2012 to approximately $16 billion in 2016, according to a 2017 Crunchbase report. However, there have been relatively few initial public offerings of business in this industry in recent years, with only 20 initial public offerings of automotive businesses in the past five years based on a data screen obtained from Capital IQ that only considered non-over-the-counter automotive initial public offerings and spin-offs in North America with an enterprise value of greater than $50.0 million. We believe that these trends provide opportunities for us to identify private businesses that would benefit from a public listing and access to the public capital markets, as well as our management team's deep experience in these industries.

We believe that our management team is well positioned to identify attractive businesses within the industrial technology, automotive and smart mobility industries that would benefit from access to the public markets and the skills of our management team. Our objective is to consummate our initial business combination with such a business and enhance stockholder value by helping it to identify and recruit management, identify and complete additional acquisitions, implement operational improvements, and expand its product offerings and geographic footprint. We intend to utilize our management team's experience and contacts in these industries to achieve this objective. We believe many businesses in the industrial technology, automotive and smart mobility industries could benefit from access to the public markets but have been unable to do so due to a number of factors, including the time it takes to conduct a traditional initial public offering, market volatility and pricing uncertainty. We intend to focus on evaluating more established companies with leading competitive positions, strong management teams and strong long-term potential for growth and profitability.

Stephen Girsky, our President and Chief Executive Officer, is a Managing Partner of VectoIQ, LLC, an independent advisory firm based in New York. Mr. Girsky has more than 30 years of experience working with corporate board executives, labor leaders, OEM leaders, suppliers, dealers and national policy makers. Mr. Girsky served in a number of capacities at General Motors from November 2009 until July 2014, including Vice Chairman, having responsibility for global corporate strategy, new business development, global product planning and program management, global connected consumer/OnStar, and GM Ventures LLC, Global Research & Development and Global Purchasing and Supply Chain. Mr. Girsky served as Chairman of the Adam Opel AG Supervisory Board from November 2011 to January 2014 and was President of GM Europe from July 2012 to March 2013. He also served on General Motors' Board of Directors following its emergence from bankruptcy in June 2009 until June 2016. Mr. Girsky has also served as president of Centerbridge Industrial Partners, an affiliate of Centerbridge Partners, LP and a multibillion dollar investment fund, from 2006 to 2009. Prior to Centerbridge, Mr. Girsky served as Special Advisor to the Chief Executive Officer and Chief Financial Officer of General Motors from 2005 to 2006, and prior to that Mr. Girsky served as managing director at Morgan Stanley and as senior analyst of the Morgan Stanley Global Automotive and Auto Parts Research Team. Mr. Girsky currently serves on the Boards of Directors of United States Steel Corporation (NYSE: X) and Brookfield Business Partners Limited, the general partner of Brookfield Business Partners, L.P. (NYSE: BBU; TSX BBU.UN), as well as three private companies, drive.ai, Valens Semiconductor and Millstein & Co.

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

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management or any of their affiliates' performance as indicative of our future performance. None of our officers or directors has had any experience with any blank check companies in the past.

Proposed Business Combination

Business Combination Agreement

On March 2, 2020, we entered into a business combination agreement (the “Business Combination Agreement”) with VCTIQ Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of our Company (“Merger Sub”), and Nikola Corporation, a Delaware corporation (“Nikola”), pursuant to which we will effect a business combination with Nikola (the “Proposed Transaction”).

Pursuant to the Business Combination Agreement, at the closing of the Proposed Transaction (the “Closing”), Merger Sub will be merged with and into Nikola (the “Merger”), with Nikola surviving the Merger as a wholly-owned direct subsidiary of us. Immediately prior to the effective time of the Merger (the “Effective Time”), Nikola will cause the shares of Nikola’s preferred stock issued and outstanding immediately prior to the Effective Time to be automatically converted into shares of Nikola common stock, and each converted share of Nikola preferred stock will no longer be outstanding and will cease to exist. At the Effective Time, by virtue of the Merger, all shares of Nikola common stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive the number of shares of our common stock equal to the exchange ratio of 1.901 set forth in the Business Combination Agreement (the “Exchange Ratio”). Each Nikola stock option that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an option to purchase a number of shares of our common stock equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Nikola common stock subject to such option immediately prior to the Effective Time and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such option immediately prior to the Effective Time divided by (B) the Exchange Ratio.

The Closing is subject to certain conditions, including but not limited to the approval of our stockholders and Nikola’s stockholders of the Business Combination Agreement. The Business Combination Agreement may also be terminated by either party under certain circumstances. Nikola has agreed to customary “no shop” obligations subject to a customary “fiduciary out,” and Nikola would be required to pay a termination fee in the amount of $82 million if the Business Combination Agreement is terminated under certain circumstances.

The Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Business Combination Agreement. If, by May 1, 2020, we and Nikola determine that that the Closing is unlikely to be consummated on or before May 18, 2020, then we will take all actions necessary to obtain the approval of our stockholders to extend our deadline to consummate our initial business combination to a date after such date but prior to August 31, 2020 in accordance with our amended and restated certificate of incorporation.

Stockholder Support Agreement

Also on March 2, 2020, certain stockholders of Nikola holding the votes necessary to approve the Proposed Transaction entered into a Stockholder Support Agreement with us (the “Stockholder Support Agreement”), pursuant to which such stockholders agreed to vote all of their shares of Nikola capital stock in favor of the approval and adoption of the Proposed Transaction. Additionally, such stockholders agreed not to (i) transfer any of their shares of Nikola capital stock (or enter into any arrangement with respect thereto) or (ii) enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

Registration Rights and Lock-Up Agreement

Pursuant to the Business Combination Agreement and as a condition to the Closing, we, certain persons and entities holding our founder shares and private units (the “Original Holders”) and certain stockholders of Nikola (the “New Holders” and, collectively with the Original Holders, the “Holders”) will enter into a Registration Rights and Lock-Up Agreement at the Closing (the “Registration Rights and Lock-Up Agreement”). Pursuant to the terms of the Registration Rights and Lock-Up Agreement, we will be obligated to file a registration statement to register the resale of certain securities of VectoIQ held by the Holders. In addition, pursuant to the terms of the Registration Rights and Lock-Up Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that we file a registration statement on Form S-3 (or on Form S-1 if Form S-3 is not available) to register our securities held by such Holders. The Registration Rights and Lock-Up Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Registration Rights and Lock-Up Agreement further provides for the securities of VectoIQ held by the Holders to be locked-up for a period of time following the Closing, as described below, subject to certain exceptions. The securities held by the Original Holders will be locked-up for one year following the Closing, subject to earlier release if (i) the reported last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (ii) if we consummate a liquidation, merger, stock exchange or other similar transaction after the Closing which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The securities held by the New Holders, other than certain entities controlled by Trevor Milton, the current Chief Executive Officer of Nikola, will be locked-up for 180 days after the Closing. The securities held by certain entities controlled by Trevor Milton will be locked up for one year following the Closing, except that they would be permitted to sell or otherwise transfer an aggregate of $70.0 million shares of our common stock commencing 180 days after the Closing.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, effective as of March 2, 2020, we entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, an aggregate of 52,500,000 shares of our common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $525 million, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Proposed Transaction. The purpose of the PIPE is to raise additional capital for use by the combined company following the Closing.

Pursuant to the Subscription Agreements, we granted certain registration rights to the Subscribers, including our agreement that, within 45 calendar days after the Closing (the “Filing Deadline”), we will file with the SEC a registration statement registering the resale of the PIPE Shares (the “Resale Registration Statement”), and will use our commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof. Under certain circumstances described in the Subscription Agreements, including if the Resale Registration Statement has not been filed with the SEC by the Filing Deadline, additional payments by us may be assessed with respect to the PIPE Shares The additional payments by us would accrue on the applicable registrable securities at a rate of 0.5% of the aggregate purchase price paid for such registrable securities per month, subject to certain terms and limitations (including a cap of 5.0% of the aggregate purchase price).

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team's expertise. Our selection process is expected to leverage our management team's contacts in the industrial technology, automotive and smart mobility industries globally, which we believe will provide us with access to attractive business combination opportunities in these industries. Our management team has experience:

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

•	Focus on industrial technology, transportation and smart mobility business positioned to benefit from our management team's extensive experience and contacts in these sectors. We believe our strategy leverages our management team's distinctive background and vast network of industry leaders in the target industry.
•	Emphasis on companies that can benefit from a public listing and access to the public capital markets. We will primarily seek a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.
•	We will target businesses that are market leaders, with established technologies and attractive financial metrics and/or prospects, where we believe that our industry expertise and relationships can be used to create opportunities for value creation, whether for acquisitions, capital investments in organic growth opportunities or in generating greater operating efficiencies. While this may include business with a history of revenue growth and profitability, we may also target businesses that are underperforming that that we believe can benefit from our expertise and/or technology.
•	We intend to seek target businesses that have established management teams, but that we believe could benefit from the industry experience and contacts of our management.
•	Middle-market businesses. We believe targeting businesses in the middle market will provide the greatest number of opportunities for investment and will maximize the collective network of our management team.

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

Competitive Strengths

We believe we have the following competitive strengths:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters' ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders' interests than it would have as a privately-held company. It can offer further benefits by augmenting a company's profile among potential new customers and vendors and aid in attracting talented employees. However, there is currently no market for our securities and a market for our securities may not develop. As a result, this purported benefit may not be realized.

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

Financial Position and Flexibility

With funds available for a business combination in the amount of $238,333,632 as of December 31, 2019, assuming no redemptions, and the possibility of further supplementing this amount with the proceeds from a $25,000,000 contingent forward purchase agreement, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

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

Subject to our officers' and directors' pre-existing fiduciary duties and the limitation that a target business have an aggregate fair market value of at least 80% of the balance in the trust account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except for the general criteria and guidelines set forth above under the caption "Business Strategy," we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We believe based on our combined team's business knowledge and past experience that there are numerous acquisition candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our management team. While our founders, executive officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our founders, executive officers and directors believe that the relationships they have developed and their access to their contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our founders, executive officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Our executive officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the value of the trust account (excluding any taxes payable on interest earned) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. Cowen Investments is under no obligation to present us with potential acquisition targets. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis other than with respect to the Business Combination Marketing Agreement entered into in connection with our initial public offering, we may engage these firms or other individuals in the future, in which event we may pay a finder's fee, consulting fee or other compensation to be determined in an arm's length negotiation based on the terms of the transaction. In no event, however, will our sponsor, executive officers, directors or their respective affiliates be paid any finder's fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 monthly administrative services fee we pay to our sponsor, the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses.

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

Selection of a Target Business and Structuring of a Business Combination

Subject to our executive officers' and directors' pre-existing fiduciary duties and the limitations that target businesses have an aggregate fair market value of at least 80% of the balance in the trust account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption "Business Strategy," we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business' management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target's management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

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

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC's proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination.

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

We may also require public stockholders seeking redemption, whether they are a record holder or hold their shares in "street name," to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using The Depository Trust Company's DWAC (Deposit/Withdrawal At Custodian) System, at the holder's option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

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

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder, or his shares are held in "street name," in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled "We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights" for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company's business combination, the company would distribute proxy materials for the stockholders' vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an "option window" after the consummation of the business combination during which he could monitor the price of the company's stock in the market. If the price rose above the redemption price, he could sell his or her shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a "continuing" right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder's election to redeem his shares is irrevocable once the business combination is approved.

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to the Corporation to pay taxes (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our founders, executive officers, directors and director nominees have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from redeeming their shares of common stock in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of this unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our founders, any executive officer, director or director nominee, or any other person.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 24-month anniversary of the closing of the initial public offering, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage after the initial public offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party's engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our underwriters and auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after twenty-four months from the closing of the initial public offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

In addition, a target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the Proposed Transaction with Nikola. In addition, if we succeed in effecting the Proposed Transaction, we will face additional and different risks and uncertainties related to the business of Nikola. Such material risks will be set forth in the registration statement on Form S-4, including a proxy statement/prospectus/information statement, that we file with the SEC in connection with the Proposed Transaction.

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

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team's or their affiliates' performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors has had experience with any blank check companies in the past.

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

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate. Please see "Item 1 Business” for additional information. Our founders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

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

We have entered into the contingent forward purchase agreement pursuant to which the forward purchase investor may purchase an aggregate of up to 2,500,000 forward purchase shares, plus one of our redeemable warrants for each forward purchase share, for total gross proceeds of up to $25,000,000. These forward purchase shares and forward purchase warrants would be purchased in a private placement to close simultaneously with the consummation of our initial business combination. The contingent forward purchase agreement allows the forward purchase investor to be excused from its purchase obligation in connection with a specific business combination if, within five days following written notice delivered by us of our intention to enter into such business combination, the forward purchase investor notifies us that it has decided not to proceed with the purchase for any reason. The funds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, for expenses in connection with the initial business combination or for the combined company's working capital needs. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase securities does not close by reason of the failure by the forward purchase investor to fund the purchase price for the forward purchase securities, for example, we may lack sufficient funds to consummate our initial business combination. In the event of any failure to fund by the forward purchase investor, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While the forward purchase investor has represented to us that it has sufficient funds to satisfy its obligations under the contingent forward purchase agreement, we have not obligated the forward purchase investor to reserve funds for such obligations.

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

If our founders, directors, director nominees, executive officers, advisors or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, the public "float" of our common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on Nasdaq following consummation of the initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your securities, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders' rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a "blank check" company under the United States securities laws. However, since we will have net tangible assets in excess of $5,000,000 upon the successful consummation of the initial public offering and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see "Proposed Business—Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419."

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if you or a "group" of stockholders are deemed to hold in excess of 15% of the issued and outstanding shares of our common stock, you will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding shares of our common stock.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our amended and restated certificate of incorporation will provide that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the shares of common stock sold in the initial public offering without our prior written consent. Your inability to redeem an aggregate of more than 15% of the shares of common stock sold in the initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

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

We could also use a portion of the funds as a down payment or to fund a "no-shop" provision (a provision in letters of intent designed to keep target businesses from "shopping" around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or "no shop" provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our warrants will expire worthless.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party's engagement would be significantly more beneficial to us than any alternative. Our independent registered public accounting firm and the underwriters of the initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor's only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur. If we have not completed our initial business combination within 24 months from the closing of our initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Because we are not limited to any particular business or specific geographic location or any specific target business, industry or sector with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business' operations.

Although we intend to focus on the industrial technology, transportation and smart mobility industries, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any taxes payable on interest earned) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business's operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek acquisition opportunities outside the industrial technology, transportation and smart mobility industries, which may be outside of our management's areas of expertise.

We will consider a business combination outside the industrial technology, transportation and smart mobility industries, which may be outside of our management's areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management's expertise, our management's expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management's expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder who chooses to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Management's flexibility in identifying and selecting a prospective acquisition candidate, along with our management's financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the Nasdaq listing rules requirement that our initial business combination occur with one or more target businesses or assets that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management's ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management's flexibility in identifying and selecting a prospective acquisition candidate, along with management's financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

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

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder's counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors, in accordance with a company's certificate of incorporation and bylaws, unless such election is made by written consent in lieu of such a meeting. If our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business' management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target's management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target's management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target's key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate's key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate's management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

None of Cowen, any of its affiliates or our advisors has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company's business.

Although we expect to benefit from Cowen and Company LLC’s (“Cowen”) and its affiliates' network of relationships and processes for sourcing, executing and evaluating potential acquisition targets, neither Cowen nor any of its affiliates has any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at its discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with Cowen or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Additionally, while we anticipate that certain of the advisors listed under "Management—Other Advisors" may provide us referrals to potential target businesses and be available from time to time to consult with us regarding potential business combination opportunities, none of these advisors are required to commit any specified amount of time to our affairs. Even if Cowen, one of its affiliates or one of our advisors refers an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or our initial business combination.

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

We have not adopted a policy that expressly prohibits our directors, director nominees, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Additionally, in light of the involvement of our founders, executive officers, directors and director nominees, and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our founders, executive officers or directors, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. Our founders, executive officers, directors and director nominees are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination as set forth in "Proposed Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination" and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our founders, executive officers, directors, or director nominees, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our stockholders, whether or not a conflict of interest may exist.

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

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders' investment in us.

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

The net proceeds from our initial public offering and the sale of the private units provided us with approximately $232,300,000 that we may use to complete our initial business combination. Furthermore, the forward purchase investor has the ability to excuse itself from its obligation to purchase forward purchase shares for any reason under the terms of the contingent forward purchase agreement. If the forward purchase investor does not exercise such excusal right, we may have up to an additional $25,000,000 available to us for our initial business combination. However, if the sale of some or all of the forward purchase securities fails to close, we may lack sufficient funds to consummate our initial business combination. Please see the risk factors titled "The forward purchase investor has the ability to excuse itself from its obligation to purchase forward purchase shares for any reason," and "In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase securities fails to close, we may lack sufficient funds to consummate our initial business combination," for further information on these risks.

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

We currently anticipate structuring our initial business combination to acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company's stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company's public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company's initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to a tender offer, have entered into privately negotiated agreements to sell their shares to us or our founders, executive officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

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

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a "cashless basis" which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a "cashless basis" provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the issuance of the warrant shares is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the warrant shares until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential "upside" of the holder's investment in our Company may be reduced or the warrants may expire worthless. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the warrant shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

Our management's ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Report have been satisfied, our management will have the option to require any holder that wishes to exercise his, her or its warrants (including any warrants held by our founders, anchor investor or any of their permitted transferees) to do so on a "cashless basis." If our management chooses to require holders to exercise their warrants on a cashless basis, the number of warrant shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential "upside" of the holder's investment in our company.

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

If we seek stockholder approval of our initial business combination, we intend to offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of such stockholders' shares.

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

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in "street name," to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company's DWAC (Deposit/Withdrawal At Custodian) System, at the holder's option. In order to obtain a physical stock certificate, a stockholder's broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a stockholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company's pre-business combination activity, without approval by holders of a certain percentage of the company's shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company's public shares. Our amended and restated certificate of incorporation provides that amendments to any its provisions relating to our pre-initial business combination activity and related stockholder rights, including the substance and timing of our obligation to redeem 100% of our public shares if we do not complete out initial business combination within the required time period, may be amended if approved by holders of at least 65% of our outstanding common stock. If an amendment to any such provision is approved by the requisite stockholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Subsequent to the initial public offering and prior to the consummation of our initial business combination, we may not issue additional securities that can vote as a class with our public shares on amendments to our amended and restated certificate of incorporation. Our founders, executive officers and directors collectively beneficially own approximately 21% of our outstanding common stock, and they may participate in any vote to amend amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Although we believe that the net proceeds of our initial public offering and the sale of the private units, founder shares and forward purchase securities, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private units and forward purchase securities, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, the forward purchase investor's election to be excused from its purchase obligations or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, or the sale of some or all of the forward purchase securities fails to close, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

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

In addition, our Board of Directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our "staggered" Board of Directors, only a portion of the Board of Directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

Nasdaq may delist our securities from trading on its exchange, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. On January 7, 2020, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with listing Rule 5620(a), due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of our securities on the NASDAQ Capital Market.

The notice stated that we had until February 21, 2020 to submit a plan to regain compliance with Listing Rule 5620(a). We submitted a plan to regain compliance with Listing Rule 5620(a) within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the fiscal year end, or until June 29, 2020, to evidence compliance with Listing Rule 5620(a). If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. We cannot assure you that we will be able to regain compliance with the annual meeting requirement or that our securities will continue to be listed on Nasdaq.

Additionally, in order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq's initial listing requirements, which are more rigorous than Nasdaq's continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as "covered securities." Because we expect that our units and eventually our common stock and warrants will be listed on Nasdaq, our units, common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an "emerging growth company" within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year before that time, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Business combinations with businesses in the industrial technology, transportation and smart mobility industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
•	an inability to manage rapid change, increasing consumer expectations and growth;
•	an inability to build strong brand identity and improve customer satisfaction and loyalty;
•	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
•	an inability to deal with our customers' privacy concerns;
•	an inability to attract and retain customers;
•	an inability to license or enforce intellectual property rights on which our business may depend;
•	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
•	competition for the discretionary spending of customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
•	disruption or failure of our networks, systems or technology as a result of computer viruses, "cyber-attacks," misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
•	an inability to obtain necessary hardware, software and operational support; and
•	reliance on third-party vendors or service providers.

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

The following table shows, for the periods indicated, the high and low trade prices of our units, common stock and warrants as reported on the Nasdaq Capital Market:

	Units		Common Stock		Warrants
Quarter Ended	High	Low	High	Low	High	Low
2019
December 31	11.03	10.65	10.33	10.21	0.69	0.50

September 30	10.67	10.55	10.23	10.13	0.50	0.43

June 30	10.65	10.45	10.15	9.99	0.60	0.43

March 31	10.45	10.08	10.03	9.70	0.50	0.35

2018
December 31	10.20	10.05	9.76	9.51	0.61	0.39

September 30	10.20	10.04	9.60	9.51	0.70	0.50

June 30(1)	10.10	10.00	9.59	9.56	0.55	0.45

(1)	Reflects the high and low trade prices of our units beginning as of May 16, 2018, and of our common stock and warrants on June 11, 2018, the first day that our units, common stock and warrants, respectively, began trading on the Nasdaq Capital Market.

As of March 6, 2020 , there were 9 registered holders of record of our units, 13 holders of record of our common stock and 1 holder of record of our warrants, based on information provided by our transfer agent. The actual number of holders is greater than this number of registered record holders, and includes holders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

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

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”," "Business" and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “VectoIQ” refer to VectoIQ Acquisition Corp.

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

As indicated in the accompanying financial statements, we had $751,640 and $1,168,600 in cash, $10,316 and $47,979 of cash held in the trust account established for the benefit of the Company’s public stockholders at J.P. Morgan Chase Bank, N.A. (the “Trust Account”), and investments held in the Trust Account of $238,372,960 and $235,243,004 at December 31, 2019 and 2018, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Proposed Business Combination

Business Combination Agreement

On March 2, 2020, we entered into the Business Combination Agreement with Merger Sub and Nikola, pursuant to which we will effect the Proposed Transaction.

Pursuant to the Business Combination Agreement, at the Closing, Merger Sub will be merged with and into Nikola, with Nikola surviving the Merger as a wholly-owned direct subsidiary of us. Immediately prior to the Effective Time of the Merger), Nikola will cause the shares of Nikola’s preferred stock issued and outstanding immediately prior to the Effective Time to be automatically converted into shares of Nikola common stock, and each converted share of Nikola preferred stock will no longer be outstanding and will cease to exist. At the Effective Time, by virtue of the Merger, all shares of Nikola common stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive the number of shares of our common stock equal to the Exchange Ratio of 1.901 set forth in the Business Combination Agreement. Each Nikola stock option that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an option to purchase a number of shares of our common stock equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Nikola common stock subject to such option immediately prior to the Effective Time and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such option immediately prior to the Effective Time divided by (B) the Exchange Ratio.

The Closing is subject to certain conditions, including but not limited to the approval of our stockholders and Nikola’s stockholders of the Business Combination Agreement. The Business Combination Agreement may also be terminated by either party under certain circumstances. Nikola has agreed to customary “no shop” obligations subject to a customary “fiduciary out,” and Nikola would be required to pay a termination fee in the amount of $82 million if the Business Combination Agreement is terminated under certain circumstances.

The Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Business Combination Agreement. If, by May 1, 2020, we and Nikola determine that that the Closing is unlikely to be consummated on or before May 18, 2020, then we will take all actions necessary to obtain the approval of our stockholders to extend our deadline to consummate our initial business combination to a date after such date but prior to August 31, 2020 in accordance with our amended and restated certificate of incorporation.

Stockholder Support Agreement

Also on March 2, 2020, certain stockholders of Nikola holding the votes necessary to approve the Proposed Transaction entered into the Stockholder Support Agreement with us, pursuant to which such stockholders agreed to vote all of their shares of Nikola capital stock in favor of the approval and adoption of the Proposed Transaction. Additionally, such stockholders agreed not to (i) transfer any of their shares of Nikola capital stock (or enter into any arrangement with respect thereto) or (ii) enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

Registration Rights and Lock-Up Agreement

Pursuant to the Business Combination Agreement and as a condition to the Closing, we and the Holders will enter into the Registration Rights and Lock-Up Agreement at the Closing. Pursuant to the terms of the Registration Rights and Lock-Up Agreement, we will be obligated to file a registration statement to register the resale of certain securities of VectoIQ held by the Holders. In addition, pursuant to the terms of the Registration Rights and Lock-Up Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that we file a registration statement on Form S-3 (or on Form S-1 if Form S-3 is not available) to register our securities held by such Holders. The Registration Rights and Lock-Up Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Registration Rights and Lock-Up Agreement further provides for the securities of VectoIQ held by the Holders to be locked-up for a period of time following the Closing, as described below, subject to certain exceptions. The securities held by the Original Holders will be locked-up for one year following the Closing, subject to earlier release if (i) the reported last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (ii) if we consummate a liquidation, merger, stock exchange or other similar transaction after the Closing which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The securities held by the New Holders, other than certain entities controlled by Trevor Milton, the current Chief Executive Officer of Nikola, will be locked-up for 180 days after the Closing. The securities held by certain entities controlled by Trevor Milton will be locked up for one year following the Closing, except that they would be permitted to sell or otherwise transfer an aggregate of $70.0 million shares of our common stock commencing 180 days after the Closing.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, effective as of March 2, 2020, we entered into separate Subscription Agreements with the Subscribers, pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, an aggregate of 52,500,000 PIPE Shares, for a purchase price of $10.00 per share and an aggregate purchase price of $525 million, in the PIPE.

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Proposed Transaction. The purpose of the PIPE is to raise additional capital for use by the combined company following the Closing.

Pursuant to the Subscription Agreements, we granted certain registration rights to the Subscribers, including our agreement that, by the Filing Deadline, we will file with the SEC the Resale Registration Statement registering the resale of the PIPE Shares, and will use our commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof. Under certain circumstances described in the Subscription Agreements, including if the Resale Registration Statement has not been filed with the SEC by the Filing Deadline, additional payments by us may be assessed with respect to the PIPE Shares The additional payments by us would accrue on the applicable registrable securities at a rate of 0.5% of the aggregate purchase price paid for such registrable securities per month, subject to certain terms and limitations (including a cap of 5.0% of the aggregate purchase price).

Recent Developments

On January 7, 2020, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with listing Rule 5620(a), due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of our securities on the NASDAQ Capital Market.

The notice stated that we had until February 21, 2020 to submit a plan to regain compliance with Listing Rule 5620(a). We submitted a plan to regain compliance with Listing Rule 5620(a) within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the fiscal year end, or until June 29, 2020, to evidence compliance with Listing Rule 5620(a). If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. We cannot assure you that we will be able to regain compliance with the annual meeting requirement or that our securities will continue to be listed on Nasdaq.

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

For the year ended December 31, 2019, we had net income of $2,730,459, which consisted of $5,033,038 in interest earned on investments and marketable securities held in the Trust Account, offset by $910,209 in general and administrative costs, and $1,392,370 in income tax expense.

For the period from January 23, 2018 (inception) through December 31, 2018, we had net income of $1,913,035, which consisted of $2,990,983 in interest earned on investments and marketable securities held in the Trust Account, offset by $402,302 in general and administrative costs, and $675,646 in income tax expense.

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

Prior to the completion of our Initial Business Combination, we will have available to us the approximately $751,640 of proceeds held outside the Trust Account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Contractual Obligations

At December 31, 2019 and 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We have entered into an Administrative Support Agreement with our Sponsor, pursuant to which the Company is billed a total of $10,000 per month for office space and general administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease incurring these monthly fees. The Company accrued $195,000 and $75,000 for office space and general administrative services at December 31, 2019 and 2018, respectively.

Controls and Procedures

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

Related Party Transactions

In February 2018, our founders purchased an aggregate of 5,750,000 shares (the “Founder Shares”) of the Company’s common stock, par value $0.0001, for an aggregate purchase price of $25,000, or approximately $0.004 per share. The Sponsor and Cowen Investments purchased 4,301,000 and 1,449,000 of the Founder Shares, respectively. In March 2018, our Sponsor transferred 15,000 Founder Shares to each of our initial director nominees. In April 2018, the sponsor forfeited 435,606 Founder Shares and the Anchor Investor purchased 435,606 Founder Shares for an aggregate purchase price of $1,894, or approximately $0.004 per share. In May 2018, Cowen Investments forfeited 287,500 Founder Shares, which were subsequently purchased by the Sponsor and our Anchor Investor. Additionally, in May 2018, our sponsor purchased 254,829 Founder Shares for an aggregate purchase price of $1,108, or approximately $0.004 per share, and our Anchor Investor purchased 32,671 Founder Shares for an aggregate purchase price of $142, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the Public Offering (excluding the private shares). Prior to the initial investment of $25,000 by our founders, the Company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued. If we increase or decrease the size of the offering pursuant to Rule 462(b) under the Securities Act, we will effect a stock dividend or share contribution back to capital or other appropriate mechanism, as applicable, immediately prior to the consummation of the offering in such amount as to maintain the representation by the Founder Shares of 20% of our issued and outstanding shares of common stock (excluding the private shares) upon the consummation of the initial public offering. Up to 750,000 Founder Shares will be subject to forfeiture, depending on the extent to which the underwriter's over-allotment option is exercised.

We are obligated, commencing on the date of the Public Offering, to pay our Sponsor a monthly fee of an aggregate of $10,000 for office space and general and administrative services. Additionally, we have issued two promissory notes, one to our Sponsor and a second to Cowen Investments, both dated as of March 1, 2018. Each of the individual notes is in the aggregate principal amount of $100,000. The notes both contain a drawdown feature such that at any time prior to the consummation of the Public Offering we may draw up to an aggregate of $100,000 on each of the notes for general working capital expenses. These loans are non-interest bearing and were repaid with the proceeds from the Public Offering.

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

We do not believe we will need to raise additional funds following the Public Offering in order to meet the expenditures required for operating our business. However, in order to finance transaction costs in connection with an intended Initial Business Combination, our Founders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Our founders and anchor investor purchased an aggregate of 890,000 Private Units (including 90,000 Private Units in connection with the exercise of the over-allotment option), at $10.00 per unit in a Private Placement. Among the private units, 525,909 units were purchased by our Sponsor and/or its designees, 67,424 units were purchased by our Anchor Investor and/or its designees, and 296,667 units were purchased by Cowen Investments and/or its designees. All of the proceeds we received from the purchase of the Private Units were placed in the Trust Account.

A fund affiliated with P. Schoenfeld Asset Management LP, which is referred to as the “forward purchase investor,” is a member of the Sponsor. The forward purchase investor has entered into a contingent forward purchase agreement with us (the “forward purchase agreement”) as described below. Pursuant to the contingent forward purchase agreement, we may elect (subject to the forward purchase investor's right to be excused from any specific business combination as described below) to have the forward purchase investor purchase up to 2,500,000 shares of our common stock, plus one of our redeemable warrants for each forward purchase share, at a price of $10.00 per forward purchase share, for total gross proceeds of up to $25,000,000. While we may elect to have the forward purchase investor purchase no securities under the contingent forward purchase agreement, if we request that the forward purchase investor purchase securities and the forward purchase investor defaults on such purchase or the forward purchase investor exercises its right of refusal as described herein, the forward purchase investor will forfeit up to all of its ownership interest in our sponsor related to founder shares, and our sponsor will have the right to redeem the forward purchase investor's remaining ownership interest in our sponsor at the original purchase price. Any funds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the Initial Business Combination, for expenses in connection with the Initial Business Combination or for the combined company's working capital needs. This commitment is independent of the percentage of stockholders electing to redeem their public shares and could provide us with a minimum funding level for the Initial Business Combination.

Our Anchor Investor has expressed to us an interest to purchase $25 million of public units in the initial public offering and we have agreed to direct the underwriters to sell to our anchor investor such number of public units. Further, the anchor investor has agreed with us that, if it does not own the number of public shares equal to 2,500,000 public shares (which amount will be reduced on a pro rata basis if less than 20,000,000 units are sold in the Public Offering), at the time of any stockholder vote with respect to an Initial Business Combination or the business day immediately prior to the consummation of our Initial Business Combination, it will forfeit all or a portion of the 468,277 founder shares it purchased prior to the Public Offering on a pro rata basis. In such a case, our Sponsor (or its designee), will have the right (but not the obligation) to repurchase all or a portion of the Private Placement Units held by our Anchor Investor at their original purchase price. There can be no assurance that the Anchor Investor will acquire any public units in the Public Offering or what amount of equity the Anchor Investor will retain, if any, upon the consummation of our Initial Business Combination. In the event that such Anchor Investor purchases such units (either in the Public Offering or after) and votes them in favor of our Initial Business Combination, it is possible that no votes from other public stockholders would be required to approve our Initial Business Combination, depending on the number of shares that are present at the meeting to approve such transaction. As a result of the founder shares and Private Placement Units that our Anchor Investor may hold, it may have different interests with respect to a vote on an Initial Business Combination than other public stockholders.

Pursuant to a registration rights agreement entered into on May 15, 2018, the Founders, Anchor Investor, and the Company’s executive officers, directors and director nominees and their permitted transferees will be entitled to demand that the Company register for resale the Founder Shares, the Private Placement Units and underlying securities and any securities issued upon conversion of Working Capital Loans. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of the Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, Cowen Investments may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the initial public offering and may not exercise its demand rights on more than one occasion. Please see "Certain Relationships and Related Party Transactions" for additional information.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 or 2018. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2019 or for the period from January 23, 2018 (inception) to December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has recorded deferred tax liabilities relating to expenses deferred for income tax purposes as of December 31, 2019 and 2018 amounting to $101,521 and $102,777, respectively. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019 and 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of VectoIQ Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VectoIQ Acquisition Corp. (the Company) as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2019 and for the period from January 23, 2018 (inception) to December 31, 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from January 23, 2018 (inception) to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will undergo mandatory liquidation on May 18, 2020 if a business combination is not consummated and subsequent dissolution. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

New York, New York

March 6, 2020

VectoIQ Acquisition Corp.

Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$751,640	$1,168,600
Prepaid expenses and other current assets	23,438	62,500
Total current assets	775,078	1,231,100

Non-current assets:
Cash held in Trust account	10,316	47,979
Investments held in Trust account	238,372,960	235,243,004
Prepaid insurance	—	23,438

Total assets	$239,158,354	$236,545,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,042	$1,462
Accrued liabilities	244,644	275,000
Accrued income tax payable	408,275	572,869
Total current liabilities	732,961	849,331

Deferred tax liability	101,521	102,777

Total liabilities	834,482	952,108

Commitments and Contingencies

Common shares subject to possible redemption, 22,552,141 and 22,831,030 shares at redemption value of $10.36 and $10.10 at December 31, 2019 and 2018, respectively	233,323,871	230,593,412

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,087,859 and 6,808,970 shares issued and outstanding (excluding 22,552,141 and 22,831,030 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	709	681
Additional paid-in capital	4,999,292	3,086,285
Retained earnings	—	1,913,035
Total stockholders’ equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$239,158,354	$236,545,521

See accompanying notes to financial statements.

VectoIQ Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2019	For the period from January 23, 2018 (inception) to December 31, 2018
Expenses:
General and administrative expenses	$910,209	$402,302

Loss from operations	(910,209)	(402,302)

Other income:
Investment income in Trust account	5,033,038	2,990,983

Income before income tax expense	4,122,829	2,588,681

Income tax expense	1,392,370	675,646

Net income	$2,730,459	$1,913,035

Weighted average share outstanding, basic and diluted	29,640,000	22,643,542
Basic and diluted net income per share	$0.09	$0.08

See accompanying notes to financial statements.

VectoIQ Acquisition Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 23, 2018 (Inception) to December 31, 2019

			Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at January 23, 2018 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders on February 15, 2018	5,750,000	575	24,425	—	25,000
Issuance of common stock to private placement stockholders on May 18, 2018 at $10 per share	800,000	80	7,999,920	—	8,000,000
Issuance of common stock to public shareholders on May 18, 2018 at $10 per share net of underwriting discount and offering expenses	20,000,000	2,000	195,353,378	—	195,355,378
Issuance of common stock to private placement stockholders on May 29, 2018 at $10 per share	90,000	9	899,991	—	900,000
Issuance of common stock to public shareholders on May 29, 2018 at $10 per share net of underwriting discount of $600,000	3,000,000	300	29,399,700	—	29,400,000
Common stock subject to possible redemption	(22,831,030)	(2,283)	(230,591,129)	—	(230,593,412)
Net income	—	—	—	1,913,035	1,913,035
Balance at December 31, 2018	6,808,970	681	3,086,285	1,913,035	5,000,001
Common stock subject to possible redemption	278,889	28	1,913,007	(4,643,494)	(2,730,459)
Net income	—	—	—	2,730,459	2,730,459
Balance at December 31, 2019	7,087,859	$709	$4,999,292	$—	$5,000,001

See accompanying notes to financial statements.

VectoIQ Acquisition Corp.

STATEMENTS OF CASH FLOWS

		For the period from
		January 23, 2018
	For the year ended	(inception) to
	December 31, 2019	December 31, 2018
Cash flow from operating activities:
Net income	$2,730,459	$1,913,035
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust account	(5,033,038)	(2,990,983)
Deferred income taxes	(1,256)	102,777
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	62,500	(85,938)
Decrease in accounts payable and accrued liabilities	48,224	276,462
(Decrease) increase in accrued income tax payable	(164,594)	572,869
Net cash used in operating activities	(2,357,705)	(211,778)

Cash flows from investing activities:
Purchases of investments held in Trust account	(947,314,918)	(466,922,021)
Maturities of marketable securities held in Trust account	949,218,000	234,670,000
Net cash provided by (used in) investing activities	1,903,082	(232,252,021)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	233,680,378
Proceeds from note payable	—	120,000
Payments on notes payable	—	(120,000)
Net cash provided by financing activities	—	233,680,378

Net (decrease) increase in cash and cash held in Trust account	(454,623)	1,216,579
Cash and cash held in Trust account—beginning of period	1,216,579	—
Cash and cash held in Trust account—end of period	$761,956	$1,216,579

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

As of December 31, 2019, the Company had not commenced operations. All activity for the period from January 23, 2018 (inception) through December 31, 2019 relates to the Company’s formation and its initial public offering described below, and since the closing of its initial public offering, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and investments from the proceeds derived from its initial public offering. The Company has a December 31 year end.

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

Going Concern

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. Management plans to address this uncertainty through the consummation of a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 18, 2020.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2019 and 2018, the Company had outstanding warrants to purchase 23,890,000 shares of common stock, respectively. These shares were excluded from the calculation of diluted net income per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and a trust account held at financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2019 and 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash held in Trust Account

At December 31, 2019 and 2018, the assets held in the Trust Account were held in 90-day U.S. Treasury bills.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has recorded deferred tax liabilities relating to expenses deferred for income tax purposes as of December 31, 2019 and 2018 amounting to $101,521 and $102,777, respectively. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

Pursuant to the initial public offering, the Company sold 23,000,000 Units (including 3,000,000 Units subject to the underwriters’ over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of common stock (such shares of common stock included in the Units sold in the initial public offering, the “Public Shares”), and one redeemable warrant (each such warrant included in the Units sold in the initial public offering, a “Public Warrant”). Each Public Warrant entitles the registered holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the initial public offering or 30 days after the completion of the initial Business Combination. The Public Warrants will expire on the fifth anniversary of the Company’s completion of an initial Business Combination, or earlier upon redemption or liquidation. As of December 31, 2019 and 2018, the Company had 23,890,000 warrants outstanding, respectively.

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

Related Party Loans

On March 1, 2018, the Sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the initial public offering pursuant to a promissory note. Also, on March 1, 2018, Cowen Investments, LLC agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the initial public offering pursuant to a second promissory note on the same terms as the loan provided by the Sponsor. These loans are non-interest bearing and were repaid with the proceeds from the initial public offering. At December 31, 2019 and 2018, there is no related party loan outstanding.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space and general administrative services. At December 31, 2019 and 2018, the Company accrued $195,000 and $75,000 for office space and general administrative services, respectively.

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

Note 6—Stockholders’ Equity

Common Stock—The Company is currently authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2019 and 2018, there were 29,640,000 shares of common stock issued and outstanding including 22,552,141 and 22,831,030 shares subject to redemption, respectively.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

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

The proceeds of the Trust Account were invested in U.S. government treasury bills maturing in February 2020 and February 2019 at December 31, 2019 and 2018, resepectively, yielding interest of approximately 2.0% The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2019 and 2018 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The following tables present information about the Company’s assets that are measured on a recurring basis as of December 31, 2019 and 2018 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2019 and 2018 consist of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying value at December 31, 2019	Gross Unrealized Holding Gain	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash held in Trust account	$10,316	$—	$10,316
U.S. government treasury bills	238,372,960	5,702	238,378,662
Total	$238,383,276	$5,702	$238,388,978

	Carrying value at December 31, 2018	Gross Unrealized Holding Loss	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash held in Trust account	$47,979	$—	$47,979
U.S. government treasury bills	235,243,004	(31,784)	235,211,220
Total	$235,290,983	$(31,784)	$235,259,199

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2019 and 2018.

Note 8 – Income Taxes

The Company’s financial statements include total net income before taxes of $4,122,829 and $2,588,681 for the years ended December 31, 2019 and 2018. The income tax provision consists of the following:

	December 31, 2019	December 31, 2018
Federal:
Current	$991,989	$460,929
Deferred	(1,256)	82,694
State and Local:
Current	401,637	111,940
Deferred	-	20,083
Income tax provision	$1,392,370	$675,646

Reconciliations of the differences between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	2019
	Amount	Percent of Pretax Income
Current tax at U.S. statutory rate	$865,932	21.00%
State taxes, net of federal benefit	211,707	5.14%
Effect of prior year underaccrual	73,118	1.77%
Change in Valuation Allowance	241,613	5.86%
Total Income Tax Provision	$1,392,370	33.77%

	2018
	Amount	Percent of Pretax Income
Current tax at U.S. statutory rate	$543,623	21.00%
State taxes, net of federal benefit	132,023	5.10%
Total Income Tax Provision	$675,646	26.10%

The components of deferred tax liabilities as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax asset (liability):
Unrealized gains on marketable securities	$(101,521)	$(155,578)
Start-up costs	241,613	52,801
Less: Valuation Allowance	(241,613)	-
Deferred tax liability	$(101,521)	$(102,777)

The Company files income tax returns in the U.S. federal jurisdiction and in New York and is subject to examination by the taxing authorities. The Company considered New York to be a significant state tax jurisdiction. Our income tax returns are open for audit for tax years 2018 and forward.

Note 9 – Subsequent Events

Proposed Business Combination

Business Combination Agreement

On March 2, 2020, the Company entered into a business combination agreement (the “Business Combination Agreement”) with VCTIQ Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Nikola Corporation, a Delaware corporation (“Nikola”), pursuant to which the Company will effect a business combination with Nikola (the “Proposed Transaction”).

Pursuant to the Business Combination Agreement, at the closing of the Proposed Transaction (the “Closing”), Merger Sub will be merged with and into Nikola (the “Merger”), with Nikola surviving the Merger as a wholly-owned direct subsidiary of the Company. Immediately prior to the effective time of the Merger (the “Effective Time”), Nikola will cause the shares of Nikola’s preferred stock issued and outstanding immediately prior to the Effective Time to be automatically converted into shares of Nikola common stock, and each converted share of Nikola preferred stock will no longer be outstanding and will cease to exist. At the Effective Time, by virtue of the Merger, all shares of Nikola common stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive the number of shares of the Company’s common stock equal to the exchange ratio of 1.901 set forth in the Business Combination Agreement (the “Exchange Ratio”). Each Nikola stock option that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an option to purchase a number of shares of the Company’s common stock equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Nikola common stock subject to such option immediately prior to the Effective Time and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such option immediately prior to the Effective Time divided by (B) the Exchange Ratio.

The Closing is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Nikola’s stockholders of the Business Combination Agreement. The Business Combination Agreement may also be terminated by either party under certain circumstances. Nikola has agreed to customary “no shop” obligations subject to a customary “fiduciary out,” and Nikola would be required to pay a termination fee in the amount of $82 million if the Business Combination Agreement is terminated under certain circumstances.

The Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Business Combination Agreement. If, by May 1, 2020, the Company and Nikola determine that the Closing is unlikely to be consummated on or before May 18, 2020, then the Company will take all actions necessary to obtain the approval of its stockholders to extend its deadline to consummate its initial Business Combination to a date after such date but prior to August 31, 2020 in accordance with the Company’s amended and restated certificate of incorporation.

Stockholder Support Agreement

Also on March 2, 2020, certain stockholders of Nikola holding the votes necessary to approve the Proposed Transaction entered into a Stockholder Support Agreement with the Company (the “Stockholder Support Agreement”), pursuant to which such stockholders agreed to vote all of their shares of Nikola capital stock in favor of the approval and adoption of the Proposed Transaction. Additionally, such stockholders agreed not to (i) transfer any of their shares of Nikola capital stock (or enter into any arrangement with respect thereto) or (ii) enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

Registration Rights and Lock-Up Agreement

Pursuant to the Business Combination Agreement and as a condition to the Closing, the Company, certain persons and entities holding the Founder Shares and Private Placement Units (the “Original Holders”) and certain stockholders of Nikola (the “New Holders” and, collectively with the Original Holders, the “Holders”) will enter into a Registration Rights and Lock-Up Agreement at the Closing (the “Registration Rights and Lock-Up Agreement”). Pursuant to the terms of the Registration Rights and Lock-Up Agreement, the Company will be obligated to file a registration statement to register the resale of certain securities of the Company held by the Holders. In addition, pursuant to the terms of the Registration Rights and Lock-Up Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that the Company file a registration statement on Form S-3 (or on Form S-1 if Form S-3 is not available) to register the Company’s securities held by such Holders. The Registration Rights and Lock-Up Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Registration Rights and Lock-Up Agreement further provides for the securities of the Company held by the Holders to be locked-up for a period of time following the Closing, as described below, subject to certain exceptions. The securities held by the Original Holders will be locked-up for one year following the Closing, subject to earlier release if (i) the reported last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (ii) if the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Closing which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. The securities held by the New Holders, other than certain entities controlled by Trevor Milton, the current Chief Executive Officer of Nikola, will be locked-up for 180 days after the Closing. The securities held by certain entities controlled by Trevor Milton will be locked up for one year following the Closing, except that they would be permitted to sell or otherwise transfer an aggregate of $70.0 million shares of the Company’s common stock commencing 180 days after the Closing.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, effective as of March 2, 2020, the Company entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 52,500,000 shares of the Company’s common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $525 million, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Proposed Transaction. The purpose of the PIPE is to raise additional capital for use by the combined company following the Closing.

Pursuant to the Subscription Agreements, the Company granted certain registration rights to the Subscribers, including the Company’s agreement that, within 45 calendar days after the Closing (the “Filing Deadline”), the Company will file with the SEC a registration statement registering the resale of the PIPE Shares (the “Resale Registration Statement”), and will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof. Under certain circumstances described in the Subscription Agreements, including if the Resale Registration Statement has not been filed with the SEC by the Filing Deadline, additional payments by the Company may be assessed with respect to the PIPE Shares The additional payments by the Company would accrue on the applicable registrable securities at a rate of 0.5% of the aggregate purchase price paid for such registrable securities per month, subject to certain terms and limitations (including a cap of 5.0% of the aggregate purchase price).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2019, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission (the "Commission") rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors, executive officers and director nominees are listed below.

Name	Age	Position
Stephen Girsky	57	President, Chief Executive Officer and Director
Mary Chan	57	Chief Operating Officer
Steve Shindler	57	Chief Financial Officer
Mindy Luxenberg-Grant	52	Treasurer
Robert Gendelman	62	Director
Sarah W. Hallac	55	Director
Richard J. Lynch	71	Director
Victoria McInnis	58	Director

Stephen Girsky has served as our President, Chief Executive Officer and Director since January 2018. Mr. Girsky is a Managing Partner of VectoIQ, LLC, an independent advisory firm based in New York. Mr. Girsky has more than 30 years of experience working with corporate board executives, labor leaders, OEM leaders, suppliers, dealers and national policy makers. Mr. Girsky served in a number of capacities at General Motors from November 2009 until July 2014, including Vice Chairman, having responsibility for global corporate strategy, new business development, global product planning and program management, global connected consumer/OnStar, and GM Ventures LLC, Global Research & Development and Global Purchasing and Supply Chain. Mr. Girsky served as Chairman of the Adam Opel AG Supervisory Board from November 2011 to January 2014 and was President of GM Europe from July 2012 to March 2013. He also served on General Motors' Board of Directors following its emergence from bankruptcy in June 2009 until June 2016. Mr. Girsky has also served as president of Centerbridge Industrial Partners, an affiliate of Centerbridge Partners, LP and a multibillion dollar investment fund, from 2006 to 2009. Prior to Centerbridge, Mr. Girsky served as Special Advisor to the Chief Executive Officer and Chief Financial Officer of General Motors from 2005 to 2006, and prior to that Mr. Girsky served as managing director at Morgan Stanley and as senior analyst of the Morgan Stanley Global Automotive and Auto Parts Research Team. Mr. Girsky currently serves on the Boards of Directors of United States Steel Corporation and Brookfield Business Partners Limited, the general partner of Brookfield Business Partners, L.P. (NYSE: BBU; TSX BBU.UN), as well as three private companies, drive.ai, Valens Semiconductor and Millstein & Co. We believe Mr. Girsky is well qualified to serve on our Board of Directors based on his extensive leadership and business experience, together with his strong background in finance and public company governance.

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

Each member of the audit committee is financially literate, and our Board of Directors has determined that Ms. McInnis qualifies as an "audit committee financial expert" as defined in applicable SEC rules.

We adopted an audit committee charter, which will detail the purpose and principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor's qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•	obtaining and reviewing a report, at least annually, from the independent auditors describing the independent auditor's internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations";
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Upon the completion of the initial public offering, we established a compensation committee of the Board of Directors. The members of our Compensation Committee are Mr. Richard Lynch and Ms. Sarah Hallac. Mr. Lynch serves as chairman of the compensation committee. We adopted a compensation committee charter, which will detail the purpose and responsibility of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer's compensation, evaluating our Chief Executive Officer's performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management's motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 6, 2020   based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Common Stock (2)
VectoIQ Holdings, LLC. (3)	4,586,132	15.5%
BlackRock, Inc. (4)	2,776,207	9.4%
Polar Asset Management Partners Inc. (5)	2,573,000	8.7%
Karpus Investment Management (6)	2,353,142	7.9%
Periscope Capital, Inc. (7)	1,504,400	5.1%
Stephen Girsky (8)	4,586,132	15.5%
Mary Chan (8)	-	-
Steve Shindler (8)	-	-
Mindy Luxenberg-Grant (8)	-	-
Robert Gengelman	15,000	*
Sarah W. Hallac	15,000	*
Richard J. Lynch	15,000	*
Victoria McInnis	15,000	*
All directors and officers as a group (8 Individuals)	4,646,132	15.7%

* Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is 1354 Flagler Drive, Mamaroneck, New York 10543.
(2)	Based on 29,640,000 shares of common stock issued and outstanding.
(3)	Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Stephen Girsky, President and Chief Executive Officer and the manager of our sponsor, who has sole voting and dispositive power over the shares held by our sponsor.
(4)	Based on an amendment to Schedule 13G filed on February 6, 2020, the registered holders of the referenced shares are funds and accounts under management by investment adviser subsidiaries of BlackRock, Inc. BlackRock, Inc. is the ultimate parent holding company of such investment adviser entities. On behalf of such investment adviser entities, the applicable portfolio managers, as a managing directors of such entities, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the referenced shares. Such portfolio managers expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts, such investment adviser subsidiaries and such portfolio managers is 55 East 52nd Street, New York, NY 10055.
(5)	Based on an amendment to Schedule 13G filed on February 13, 2020 filed by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company ("PMSMF") and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares of common stock directly held by the Polar Vehicles. The address of the business office of the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(6)

Based on a Schedule 13G filed on February 14, 2020 by Karpus Management, Inc., d/b/a Karpus Investment Management (“KIM”), accounts managed by KIM (the "Accounts") have the right to receive all dividends from, and any proceeds from the sale of the shares, and none of the Accounts has an interest in shares constituting more than 5% of the shares outstanding. The address of the principal business office of KIM is 183 Sully's Trail, Pittsford, New York 14534.

(7)

Based on a Schedule 13G filed on February 14, 2020 by Periscope Capital Inc. (“Periscope”), Periscope is the beneficial owner of 1,222,300 shares of common stock and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 282,100 shares of common stock. The address of the principal business office of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

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

During the lock-up period, the holders of these shares will not be able to sell or transfer their securities except (1) to any persons (including their affiliates and members) participating in the private placement of the private units, (2) amongst our founders or to our officers, directors and employees, (3) if a holder is an entity, as a distribution to its, partners, stockholders or members upon its liquidation, (4) by bona fide gift to a member of the holder's immediate family or to a trust, the beneficiary of which is a holder or a member of a holder's immediate family, for estate planning purposes, (5) by virtue of the laws of descent and distribution upon death, (6) pursuant to a qualified domestic relations order, (7) by certain pledges to secure obligations incurred in connection with purchases of our securities, (8) by private sales or transfers made in connection with the consummation of the Company's initial business combination at prices no greater than the price at which the applicable securities were originally purchased or (9) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause 9) where the transferee agrees to the terms of the insider letter. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares, the private units or the securities underlying the private units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Nasdaq requires that a majority of our board must be composed of "independent directors," which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board of Directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Upon the effective date of the initial public offering, Mr. Gendelman, Ms. Hallac, Mr. Lynch and Ms. McInnis are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

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

Other than the foregoing, no compensation or fees of any kind, including finder's, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

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

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested "independent" directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested "independent" directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

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

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee considers all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party's interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors' and officers' questionnaire that elicits information about related party transactions.

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

Director Independence

Nasdaq requires that a majority of our board must be composed of "independent directors," which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board of Directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Upon the effective date of the initial public offering, Mr. Gendelman, Ms. Hallac, Mr. Lynch and Ms. McInnis became our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions are on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to RSM US LLP, or RSM, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by RSM in connection with regulatory filings. The aggregate fees of RSM for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 and for the period from January 23, 2018 (date of inception) through December 31, 2018, totaled approximately $69,300 and $54,600, respectively. The aggregate fees of RSM related to audit services in connection with our initial public offering totaled approximately $69,250. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2019 and for the period from January 23, 2018 (date of inception) to December 31, 2018, we did not pay RSM any audit-related fees.

Tax Fees. We did not pay RSM any fees for tax return services, planning and tax advice for the year ended December 31, 2019 or for the period from January 23, 2018 (date of inception) to December 31, 2018.

All Other Fees. We did not pay RSM for any other services for the year ended December 31, 2019 or for the period from January 23, 2018 (date of inception) to December 31, 2018.

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

All financial statement schedules are omitted because they are not applicable, or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

ITEM 16. FORM 10-K SUMMARY

None

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 15, 2018, among the Registrant, Cowen and Company, LLC and Chardan Capital Markets, LLC.(1)
1.2	Business Combination Marketing Agreement, dated May 15, 2018, among the Registrant, Cowen and Company, LLC and Chardan Capital Markets, LLC.(1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2	Bylaws of the Registrant.(2)
4.1	Warrant Agreement, dated May 15, 2018, between the Registrant and Continental Stock Transfer & Trust Company.(1)
4.2	Description of securities of the Registrant.*
10.1	Letter Agreement, dated May 15, 2018, among the Registrant ,VectoIQ Holdings, LLC, Cowen Investments II LLC and the Registrant’s officers and directors.(1)
10.2	Investment Management Trust Agreement, dated May15, 2018, between the Registrant and Continental Stock Transer & Trust Company.(1)
10.3	Unit Purchase Agreement, dated May 15, 2018, between the Registrant and VectoIQ Holdings, LLC.(1)
10.4	Unit Purchase Agreement, dated May 15, 2018, between the Registrant and Cowen Investments LLC.(1)
10.5	Registration Rights Agreement, dated May 15, 2018, among the Registrant, VectoIQ Holdings, LLC, Cowen Investments LLC, Cowen Investments II LLC and the Registrant’s other initial stockholders.(1)
10.6	Administrative Services Agreement, dated May 15, 2018, between the Registrant and VectoIQ Holdings, LLC.(1)
10.7	Form of Subscription Agreement between the Company, VectoIQ Holdings, LLC and the anchor investors.(2)
10.8	Form of Amendment to Subscription Agreement between the Company, VectoIQ Holdings, LLC and the anchor investors.(4)
10.9	Amended and Restated Forward Purchase Agreement, dated May 14, 2018, between the Registrant and the forward purchase investor.(4)
14	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(3)
99.2	Compensation Committee Charter.(3)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 21, 2018.
(2)	Incorporated by reference to an exhibit to the Company’s Form S-1, filed with the SEC on April 19, 2018.
(3)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on May 7, 2018.
(4)	Incorporated by rerference to an exhibit to the Company’s form S-1/A, filed with the SEC on May 15, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VectoIQ Acquisition Corp.

Dated: March 6, 2020	By:	/s/ Stephen Girsky
Stephen Girsky
Chief Executive Officer

Dated: March 6, 2020	By:	/s/ Steve Shindler
Steve Shindler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2020.

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

