Form 10-K/A
period 2019-12-31
VectoIQ Acquisition Corp.
filed 2020-04-15
CIK 1731289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of VectoIQ Acquisition Corp. for the year ended December 31, 2019 filed on March 6, 2020 (the “Original Filing”) for the sole purpose of (i) revising Item 9A. Controls and Procedures to add a report of management’s assessment regarding internal control over financial reporting and (ii) amending Exhibits 31.1 and 31.2 to include certain certifications that were inadvertently not included in such Exhibits in the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not fully eliminate, risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework (New Framework). Based on our management’s assessment and those criteria, our management has determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 15, 2018, among the Registrant, Cowen and Company, LLC and Chardan Capital Markets, LLC.(1)
1.2	Business Combination Marketing Agreement, dated May 15, 2018, among the Registrant, Cowen and Company, LLC and Chardan Capital Markets, LLC.(1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2	Bylaws of the Registrant.(2)
4.1	Warrant Agreement, dated May 15, 2018, between the Registrant and Continental Stock Transfer & Trust Company.(1)
4.2	Description of securities of the Registrant. (5)
10.1	Letter Agreement, dated May 15, 2018, among the Registrant ,VectoIQ Holdings, LLC, Cowen Investments II LLC and the Registrant’s officers and directors.(1)
10.2	Investment Management Trust Agreement, dated May 15, 2018, between the Registrant and Continental Stock Transfer & Trust Company.(1)
10.3	Unit Purchase Agreement, dated May 15, 2018, between the Registrant and VectoIQ Holdings, LLC.(1)
10.4	Unit Purchase Agreement, dated May 15, 2018, between the Registrant and Cowen Investments LLC.(1)
10.5	Registration Rights Agreement, dated May 15, 2018, among the Registrant, VectoIQ Holdings, LLC, Cowen Investments LLC, Cowen Investments II LLC and the Registrant’s other initial stockholders.(1)
10.6	Administrative Services Agreement, dated May 15, 2018, between the Registrant and VectoIQ Holdings, LLC.(1)
10.7	Form of Subscription Agreement between the Company, VectoIQ Holdings, LLC and the anchor investors.(2)
10.8	Form of Amendment to Subscription Agreement between the Company, VectoIQ Holdings, LLC and the anchor investors.(4)
10.9	Amended and Restated Forward Purchase Agreement, dated May 14, 2018, between the Registrant and the forward purchase investor.(4)
14	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(3)
99.2	Compensation Committee Charter.(3)
101.INS	XBRL Instance Document(5)
101.SCH	XBRL Taxonomy Extension Schema Document(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(5)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(5)

*	Filed herewith.
(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 21, 2018.
(2)	Incorporated by reference to an exhibit to the Company’s Form S-1, filed with the SEC on April 19, 2018.
(3)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on May 7, 2018.
(4)	Incorporated by reference to an exhibit to the Company’s form S-1/A, filed with the SEC on May 15, 2018.
(5)	Incorporated by reference to an exhibit to the Company’s Form 10-K, filed with the SEC on March 6, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VectoIQ Acquisition Corp.

Dated: April 15, 2020	By:	/s/ Stephen Girsky
Stephen Girsky
Chief Executive Officer

Dated: April 15, 2020	By:	/s/ Steve Shindler
Steve Shindler
Chief Financial Officer