Form 10-Q
period 2020-03-31
VectoIQ Acquisition Corp.
filed 2020-05-11
CIK 1731289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020 , there were 29,640,000 shares of the Company’s common stock, par value $0.0001 issued and outstanding.

VectoIQ Acquisition Corp.

PART I — FINANCIAL INFORMATION:

ITEM 1. Interim Financial Statements

VectoIQ Acquisition Corp.

Condensed Balance Sheets

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,150,163	$751,640
Prepaid expenses and other current assets	7,813	23,438
Total current assets	1,157,976	775,078

Non-current assets:
Cash and cash equivalents held in Trust account	238,377,571	10,316
Investments held in Trust account	-	238,372,960

Total assets	$239,535,547	$239,158,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$139,452	$80,042
Accrued liabilities	79,911	244,644
Accrued income tax payable	694,852	408,275
Note payable	422,000	-
Total current liabilities	1,336,215	732,961

Deferred tax liability	-	101,521

Total liabilities	1,336,215	834,482

Commitments and Contingencies

Common shares subject to possible redemption, 22,509,588 and 22,552,141 shares at redemption value of $10.36 at March 31, 2020 and December 31, 2019	233,199,331	233,323,871

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,130,412 and 7,087,859 shares issued and outstanding (excluding 22,509,588 and 22,552,141 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	713	709
Additional paid-in capital	4,999,288	4,999,292
Retained earnings	-	-
Total stockholders’ equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$239,535,547	$239,158,354

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2020	2019
Expenses:
General and administrative expenses	$698,512	$254,228

Loss from operations	(698,512)	(254,228)

Other income:
Investment income in Trust account	759,028	1,350,021

Income before income tax expense	60,516	1,095,793

Income tax expense	185,056	286,002

Net (loss) income	$(124,540)	$809,791

Weighted average shares outstanding, basic and diluted	29,640,000	29,640,000
Basic and diluted net (loss) income per share	$(0.00)	$0.03

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2020

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	7,087,859	$709	$4,999,292	$-	$5,000,001
Common stock subject to possible redemption	42,553	4	(4)	124,540	124,540
Net loss	-	-	-	(124,540)	(124,540)
Balance at March 31, 2020	7,130,412	$713	$4,999,288	$-	$5,000,001

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019

(Unaudited)

			Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	6,808,970	$681	$3,086,285	$1,913,035	$5,000,001
Common stock subject to possible redemption	(80,177)	(8)	(809,783)	-	(809,791)
Net income	-	-	-	809,791	809,791
Balance at March 31, 2019	6,728,793	$673	$2,276,502	$2,722,826	$5,000,001

See accompanying notes to condensed financial statements.

VectoIQ Acquisition Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash Flows from operating activities:
Net (loss) income	$(124,540)	$809,791

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust account	(507,040)	(1,350,021)
Deferred income taxes	(101,521)	98,273
Change in operating assets and liabilities:
Decrease in prepaid expenses	15,625	15,625
Decrease in accounts payable and accrued liabilities	(105,323)	(57,312)
Increase in accrued income tax payable	286,577	187,729
Net cash used in operating activities	(536,222)	(295,915)

Cash flows from investing activities:
Purchases of investments held in Trust account	-	(236,038,264)
Maturities of marketable securities held in Trust account	238,880,000	236,000,000
Net cash provided by (used in) investing activities	238,880,000	(38,264)

Cash Flows from financing activities:
Proceeds from note payable	422,000	-
Net cash provided by financing activities	422,000	-

Net change in cash and cash and equivalents held in Trust account	238,765,778	(334,179)
Cash and cash equivalents held in Trust account - beginning of period	761,956	1,216,579
Cash and cash equivalents held in Trust account - end of period	$239,527,734	$882,400

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

As of March 31, 2020, the Company had not commenced operations. All activity for the period from January 23, 2018 (inception) through March 31, 2020 relates to the Company’s formation and its initial public offering described below, and since the closing of its initial public offering, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and investments from the proceeds derived from its initial public offering. The Company has a December 31 year end.

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

On March 2, 2020, the Company entered into a business combination agreement (the “Business Combination Agreement”) with VCTIQ Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Nikola Corporation, a Delaware corporation (“Nikola”), pursuant to which the Company will effect a business combination with Nikola (the “Proposed Transaction”). See Note 3 for further discussion of the Proposed Transaction.

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

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of March 31, 2020 and December 31, 2019, the Company had outstanding warrants to purchase 23,890,000 shares of common stock. These shares were excluded from the calculation of diluted net (loss) income per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and a trust account held at financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and cash equivalents held in Trust Account

The Company considers all short-term investments with an original maturity of three months or less when purchased to be that are held in the Trust Account to be cash equivalents. As of March 31, 2020, the cash equivalents held in the Trust Account were held in 30-day U.S. Treasury bills. As of December 31, 2019, the cash equivalents held in the Trust Account were held in money market funds.

Investments held in Trust Account

As of March 31, 2020 ,the Company had no investments held in the Trust Account. As of December 31, 2019, the assets held in the Trust Account were held in 90-day U.S. Treasury bills.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 or December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has recorded deferred tax liabilities relating to expenses deferred for income tax purposes as of March 31, 2020 and December 31, 2019 amounting to $0 and $101,521, respectively.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Coronavirus (COVID-19) Pandemic.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As the Company is located in New York, the Company is currently under a shelter-in-place mandate and many of our business partners are similarly impacted. The global outbreak of COVID-19 continues to rapidly evolve, and the extent to which COVID-19 may impact the Company's business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The Company continues to vigilantly monitor the situation with its primary focus on the health and safety of its business partners.

Note 3—Proposed Business Combination

Business Combination Agreement

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

The Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Business Combination Agreement. Because the Company and Nikola have determined that the Closing will not occur on or before May 18, 2020, the Company has called a special meeting of its stockholders to request approval to extend the date by which the Company must complete an initial business combination from May 18, 2020 to July 31, 2020, as described below.

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

Registration Statement

On March 13, 2020, the Company filed a registration statement on Form S-4 with respect to the Proposed Transaction. The Form S-4 was declared effective on May 8, 2020. The Company has set May 8, 2020 as the record date for the special meeting in lieu of an annual meeting of the Company’s stockholders to approve the Proposed Transaction and related matters, and has set June 2, 2020 as the date for such meeting.

The Company has called a special meeting of its stockholders, scheduled to be held on May 12, 2020, to request approval to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete an initial business combination from May 18, 2020 to July 31, 2020, in order to allow the Company more time to complete the Proposed Transaction.

Note 4—Initial Public Offering

Pursuant to the initial public offering, the Company sold 23,000,000 Units (including 3,000,000 Units subject to the underwriters’ over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of common stock (such shares of common stock included in the Units sold in the initial public offering, the “Public Shares”), and one redeemable warrant (each such warrant included in the Units sold in the initial public offering, a “Public Warrant”). Each Public Warrant entitles the registered holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the initial public offering or 30 days after the completion of the initial Business Combination. The Public Warrants will expire on the fifth anniversary of the Company’s completion of an initial Business Combination, or earlier upon redemption or liquidation. As of March 31, 2020 and December 31, 2019, the Company had 23,890,000 warrants outstanding.

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

Note 5—Related Party Transactions

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

Related Party Loans

On March 12, 2020, Cowen Investments II, LLC agreed to loan the Company an aggregate of up to $422,000 to cover expenses related to the Proposed Business Combination pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and is due in full on the earlier of September 12, 2020 or the date the Company completes or terminates the Business Combination Agreement. As of March 31, 2020, the Company had an outstanding balance of $422,000 under the Promissory Note. As of December 31, 2019, there was no related party loan outstanding.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space and general administrative services. The Company accrued $30,000 and $195,000 for office space and general administrative services as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company paid $195,000 for office space and general administrative services included in general and administrative expenses in the condensed statement of operations.

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

Note 6—Commitments & Contingencies

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

Note 7—Stockholders’ Equity

Common Stock—The Company is currently authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2020 and December 31, 2019, there were 29,640,000 shares of common stock issued and outstanding including 22,509,588 and 22,552,141 shares subject to redemption, respectively.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Note 8— Investment Valuation

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

Level 1: Quoted prices (unadjusted) are available in active markets for identical investments as of the reporting date. The types of financial instruments in Level 1 include listed equities and listed derivatives. The Company’s investments in the Trust Account are 30-day U.S. government treasury bills and therefore are level 1 investments, since the Company is able to value the investments based on quoted prices in an active market.

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

The proceeds of the Trust account were invested in in 30-day U.S. government treasury bills maturing in April 2020 as of March 31, 2020, yielding interest of approximately (.025%). The Company considers all short-term investments with an original maturity of three months or less when purchased to be that are held in the Trust Account to be cash equivalents.

As of December 31, 2019, the proceeds of the Trust Account were invested in U.S. government treasury bills maturing in February 2020, yielding interest of approximately 1.5%. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2019 condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The following tables present information about the Company’s assets that are measured on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2020 and December 31, 2019 consist of U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying value at March 31, 2020	Gross Unrealized Holding Gain	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$384,710	$-	$384,710
Cash equivalents	237,992,861	-	237,992,861
Total	$238,377,571	$-	$238,377,571

	Carrying value at December 31, 2019	Gross Unrealized Holding Gain	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$10,316	$-	$10,316
U.S. government treasury bills	238,372,960	5,702	238,378,662
Total	$238,383,276	$5,702	$238,388,978

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2020 or 2019.

Note 9 – Income Taxes

The Company’s financial statements include total net income before taxes of $60,516 and $1,095,793 for the three months ended March 31, 2020 and 2019. The Company made no tax payments during the three months ended March 31, 2020 and 2019. The income tax provision consists of the following:

	For the three months ended March 31,
	2020	2019
Federal:
Current	$230,470	$151,046
Deferred	(81,710)	79,070
State and Local:
Current	56,107	36,683
Deferred	(19,811)	19,203
Income tax provision	$185,056	$286,002

The table below presents the Company’s deferred income taxes as of:

	March 31, 2020	December 31, 2019
Deferred tax asset (liability):
Unrealized gains on marketable securities	$-	$(101,521)
Start-up costs	357,750	241,613
Less: Valuation Allowance	(357,750)	(241,613)
Deferred tax liability	$-	$(101,521)

The Company files income tax returns in the U.S. federal jurisdiction and in New York and is subject to examination by the taxing authorities. The Company considered New York to be a significant state tax jurisdiction. Its income tax returns are open for audit for tax years 2018 and forward.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We were incorporated as a Delaware corporation on January 23, 2018 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) and the sale of private placement units that occurred simultaneously with the consummation of the Public Offering.

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

As indicated in the accompanying financial statements, we had $1,150,163 and $751,640 in cash, $238,377,571 and $10,316 of cash and cash equivalents held in the trust account established for the benefit of the Company’s public stockholders at J.P. Morgan Chase Bank, N.A. (the “Trust Account”), and investments held in the Trust Account of $0 and $238,372,960 at March 31, 2020 and December 31, 2019, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

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

The Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Business Combination Agreement. Because the Company and Nikola have determined that the Closing will not occur on or before May 18, 2020, the Company has called a special meeting of its stockholders to request approval to extend the date by which the Company must complete an initial business combination from May 18, 2020 to July 31, 2020. See “Recent Developments” below.

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

Recent Developments

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As the Company is located in New York, the Company is currently under a shelter-in-place mandate and many of our business partners are similarly impacted. The global outbreak of COVID-19 continues to rapidly evolve, and the extent to which COVID-19 may impact the Company's business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The Company continues to vigilantly monitor the situation with its primary focus on the health and safety of its business partners.

On March 13, 2020, we filed a registration statement on Form S-4 with respect to the Proposed Transaction. The Form S-4 was declared effective on May 8, 2020. The Company has set May 8, 2020 as the record date for the special meeting in lieu of an annual meeting of the Company’s stockholders to approve the Proposed Transaction and related matters, and has set June 2, 2020 as the date for such meeting.

On January 7, 2020, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company is not in compliance with listing Rule 5620(a), due to the Company’s failure to hold an annual meeting of stockholders within twelve months of the end of its fiscal year end. The notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of the Company’s securities on the NASDAQ Capital Market. The notice stated that the Company had until February 21, 2020 to submit a plan to regain compliance with Listing Rule 5620(a). The Company submitted a plan to regain compliance with Listing Rule 5620(a) within the required timeframe. Nasdaq accepted the Company’s plan and granted the Company an extension until June 29, 2020, to evidence compliance with Listing Rule 5620(a). The annual meeting of stockholders is currently scheduled for June 2, 2020.

The Company has called a special meeting of its stockholders, scheduled to be held on May 12, 2020, to request approval to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete an initial business combination from May 18, 2020 to July 31, 2020, in order to allow the Company more time to complete the Proposed Transaction.

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

For the three months ended March 31, 2020, we had a net loss of $124,540, which consisted of $759,028 in interest earned on cash and cash equivalents and investments and marketable securities held in the Trust Account, offset by $648,512 in general and administrative costs, $50,000 in franchise tax expense, and $185,056 in income tax expense.

For the three months ended March 31, 2019, we had net income of $809,791, which consisted of $1,350,021 in interest earned on investments and marketable securities held in the Trust Account, offset by $216,196 in general and administrative costs, $38,032 in franchise tax expense, and $286,002 in income tax expense.

Liquidity and Capital Resources

Prior to the completion of our Initial Business Combination, we will have available to us the approximately $1,150,163 of proceeds held outside the Trust Account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Contractual Obligations

On March 12, 2020, Cowen Investments II, LLC, a related party of ours, agreed to loan us an aggregate of up to $422,000 to cover expenses related to the Proposed Business Combination pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and is due in full on the earlier of September 12, 2020 or the date we complete or terminate the Business Combination Agreement. As of March 31, 2020, we had an outstanding balance of $422,000 under the Promissory Note. As of December 31, 2019, there was no related party loan outstanding.

As of March 31, 2020 and December 31, 2019, other than Promissory Note, we had no other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We have entered into an Administrative Support Agreement with our Sponsor, pursuant to which we are billed a total of $10,000 per month for office space and general administrative services. Upon completion of the Initial Business Combination or our liquidation, we will cease incurring these monthly fees. We accrued $30,000 and $195,000 for office space and general administrative services as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, we paid $195,000 for office space and general administrative services included in general and administrative expenses in our condensed statement of operations.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of our financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 or December 31, 2019. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties during the three months ended March 31, 2020 or 2019. We are not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to income tax examinations by major taxing authorities since our inception.

We may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. We have recorded deferred tax liabilities relating to expenses deferred for income tax purposes as of March 31, 2020 and December 31, 2019 amounting to $0 and $101,521, respectively.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020 and December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Other than the risk factors disclosed in the proxy statement, prospectus and information statement filed with the SEC by the Company on May 8, 2020, which are incorporated herein by reference, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

For a description of the use of the proceeds generated in the Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of March 2, 2020, by and among VectoIQ Acquisition Corp., Merger Sub and Nikola Corporation.(1)

10.1	Stockholder Support Agreement, dated as of March 2, 2020, by and among the Company, M&M Residual, LLC, T&M Residual, LLC, Valueact Spring Master Fund, L.P., VA Spring NM, LLC, OTW STL LLC, Thompson Nikola, LLC, Thompson Nikola II, LLC, Nimbus Holdings, LLC, Green Nikola Holdings LLC, Legend Capital Partners, and Iveco S.P.A.(1)

10.2	Form of Subscription Agreement.(1)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company on March 3, 2020.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOIQ ACQUISITION CORP.

Dated: May 11, 2020	/s/ Stephen Girsky
Name: Stephen Girsky
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2020	/s/ Steve Shindler
Name: Steve Shindler
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

