Form 10-Q
period 2020-06-30
Nikola Corp
filed 2020-08-04
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38495
Nikola Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-4151153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4141 E Broadway Road
Phoenix, AZ	85040
(Address of principal executive offices)	(Zip Code)

(480) 666-1038
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	NKLA	The Nasdaq Stock Market LLC
Warrants to purchase common stock	NKLAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 30, 2020, there were 378,980,941 shares of the registrant’s common stock outstanding.

NIKOLA CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$698,386	$85,688
Restricted cash and cash equivalents	8,896	—
Accounts receivable, net	424	770
Prepaid in-kind services	60,000	—
Prepaid expenses and other current assets	4,672	4,423
Total current assets	772,378	90,881
Restricted cash and cash equivalents	—	4,144
Long-term deposits	10,328	13,223
Property and equipment, net	59,856	53,378
Intangible assets, net	62,481	62,513
Goodwill	5,238	5,238
Prepaid in-kind services and other assets	14,759	53
Total assets	$925,040	$229,430
Liabilities and stockholders' equity
Current liabilities
Accounts payable	7,575	5,113
Accrued expenses and other current liabilities	13,952	11,425
Customer deposits	4,982	—
Term note, current	4,100	—
Total current liabilities	30,609	16,538
Term note	—	4,100
Other long-term liabilities	11,762	12,212
Deferred tax liabilities, net	1,074	1,072
Total liabilities	43,445	33,922
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 360,910,639 and 270,826,092 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	36	27
Additional paid-in capital	1,189,845	383,961
Accumulated deficit	(308,286)	(188,480)
Total stockholders' equity	881,595	195,508
Total liabilities and stockholders' equity	$925,040	$229,430
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Solar revenues	$36	$13	$95	$137
Cost of solar revenues	30	24	72	86
Gross profit (loss)	6	(11)	23	51
Operating expenses:
Research and development	42,501	11,854	66,619	35,251
Selling, general, and administrative	44,147	5,344	52,061	11,845
Total operating expenses	86,648	17,198	118,680	47,096
Loss from operations	(86,642)	(17,209)	(118,657)	(47,045)
Other income (expense):
Interest income, net	23	338	87	671
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	98	—	(495)
Loss on forward contract liability	—	—	(1,324)	—
Other income (expense), net	(23)	9	90	10
Loss before income taxes	(86,642)	(16,764)	(119,804)	(46,859)
Income tax expense	1	2	2	4
Net loss	$(86,643)	$(16,766)	$(119,806)	$(46,863)
Premium paid on repurchase of redeemable convertible preferred stock	$(13,407)	$—	$(13,407)	$—
Net loss attributable to common stockholders, basic and diluted	$(100,050)	$(16,766)	$(133,213)	$(46,863)
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.06)	$(0.46)	$(0.18)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	303,785,616	260,406,343	287,822,558	260,406,343
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	84,095,913	$414,664	60,167,980	$1	$1,315	$(221,643)	$(220,327)
Retroactive application of recapitalization	(84,095,913)	(414,664)	214,077,660	26	414,638	—	414,664
Adjusted balance, beginning of period	—	—	274,245,640	27	415,953	(221,643)	194,337
Issuance of Series D redeemable convertible preferred stock, net of $5,751 issuance costs (1)	—	—	5,215,933	1	45,572	—	45,573
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	7,390,436	1	71,998	—	71,999
Business Combination and PIPE financing	—	—	72,272,942	7	616,213	—	616,220
Exercise of stock options	—	—	1,785,688	—	1,882	—	1,882
Stock-based compensation	—	—	—	—	38,227	—	38,227
Net loss	—	—	—	—	—	(86,643)	(86,643)
Balance as of June 30, 2020	—	$—	360,910,639	$36	$1,189,845	$(308,286)	$881,595

(1) Issuance of Series D redeemable convertible preferred stock has been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to the consolidated financial statements.

	Six Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	82,297,742	$383,987	60,167,334	$1	$—	$(188,480)	$(188,479)
Retroactive application of recapitalization	(82,297,742)	(383,987)	210,658,758	26	383,961	—	383,987
Adjusted balance, beginning of period	—	—	270,826,092	27	383,961	(188,480)	195,508
Issuance of Series D redeemable convertible preferred stock, net of $8,403 issuance costs (1)	—	—	6,581,340	1	56,249	—	56,250
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	9,443,353	1	91,998	—	91,999
Business Combination and PIPE financing	—	—	72,272,942	7	616,213	—	616,220
Exercise of stock options	—	—	1,786,912	—	1,884		1,884
Stock-based compensation	—	—	—	—	39,540	—	39,540
Net loss	—	—	—	—	—	(119,806)	(119,806)
Balance as of June 30, 2020	—	$—	360,910,639	$36	$1,189,845	$(308,286)	$881,595

(1) Issuance of Series D redeemable convertible preferred stock has been retroactively restated to give effect to the recapitalization transaction.

	Three Months Ended June 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	76,817,224	$278,062	60,166,667	$1	$8,057	$(128,824)	$(120,766)
Retroactive application of recapitalization	(76,817,224)	(278,062)	200,239,676	25	278,037	—	278,062
Adjusted balance, beginning of period	—	—	260,406,343	26	286,094	(128,824)	157,296
Stock-based compensation	—	—	—	—	1,434	—	1,434
Net loss	—	—	—	—	—	(16,766)	(16,766)
Balance as of June 30, 2019	—	$—	260,406,343	$26	$287,528	$(145,590)	$141,964

See accompanying notes to the consolidated financial statements.

	Six Months Ended June 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	76,817,224	$278,062	60,166,667	$1	$6,742	$(98,565)	$(91,822)
Retroactive application of recapitalization	(76,817,224)	(278,062)	200,239,676	25	278,037	—	278,062
Adjusted balance, beginning of period	—	—	260,406,343	26	284,779	(98,565)	186,240
Stock-based compensation	—	—	—	—	2,587	—	2,587
Cumulative effect of ASU 2018-07 adoption	—	—	—	—	162	(162)	—
Net loss	—	—	—	—	—	(46,863)	(46,863)
Balance as of June 30, 2019	—	$—	260,406,343	$26	$287,528	$(145,590)	$141,964
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(119,806)	$(46,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,812	446
Stock-based compensation	39,540	2,587
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	495
Deferred income taxes	2	4
Non-cash in-kind services	17,241	—
Loss on forward contract liability	1,324	—
Changes in operating assets and liabilities:
Accounts receivable, net	346	(206)
Prepaid expenses and other current assets	(1,204)	(816)
Accounts payable and accrued expenses and other current liabilities	9,068	(5,336)
Customer deposits	4,892	—
Other long-term liabilities	—	(107)
Net cash used in operating activities	(45,785)	(49,796)
Cash flows from investing activities
Purchases of property and equipment	(3,857)	(4,311)
Deposits for property and equipment	(2,446)	(4,288)
Cash paid towards build-to-suit lease	—	(11,826)
Net cash used in investing activities	(6,303)	(20,425)
Cash flows from financing activities
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs paid	50,349	—
Business Combination and PIPE financing, net of issuance costs paid	616,736	—
Proceeds from the exercise of stock options	1,884	—
Proceeds from landlord of finance lease	889	—
Payments to landlord for finance lease	(320)	—
Proceeds from note payable	4,134	—
Payment of note payable	(4,134)	—
Net cash provided by financing activities	669,538	—
Net increase (decrease) in cash and cash equivalents, including restricted cash	617,450	(70,221)
Cash and cash equivalents, including restricted cash, beginning of period	89,832	173,956
Cash and cash equivalents, including restricted cash, end of period	$707,282	$103,735
Supplementary cash flow disclosures:
Cash paid for interest	$425	$59
Cash interest received	$479	$721
Supplementary disclosures for noncash investing and financing activities:
Accrued purchases and deposits of property and equipment	$1,371	$13,229
Non-cash prepaid in-kind services	$74,758	$—
Accrued Business Combination and PIPE transaction costs	$295	$—
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BASIS OF PRESENTATION
(a)Basis of Presentation
On June 3, 2020 (the "Closing Date"), VectoIQ Acquisition Corp. ("VectoIQ"), consummated the previously announced merger pursuant to the Business Combination Agreement, dated March 2, 2020 (the "Business Combination Agreement"), by and among the VectoIQ, VCTIQ Merger Sub Corp., a wholly-owned subsidiary of VectoIQ incorporated in the State of Delaware ("Merger Sub"), and Nikola Corporation, a Delaware corporation ("Legacy Nikola"). Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Legacy Nikola was effected through the merger of Merger Sub with and into Legacy Nikola, with Legacy Nikola surviving as the surviving company and as a wholly-owned subsidiary of VectoIQ (the "Business Combination").

On the Closing Date, and in connection with the closing of the Business Combination, VectoIQ changed its name to Nikola Corporation (the "Company" or "Nikola"). Legacy Nikola was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805. This determination was primarily based on Legacy Nikola's stockholders prior to the Business Combination having a majority of the voting interests in the combined company, Legacy Nikola's operations comprising the ongoing operations of the combined company, Legacy Nikola's board of directors comprising a majority of the board of directors of the combined company, and Legacy Nikola's senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Nikola issuing stock for the net assets of VectoIQ, accompanied by a recapitalization. The net assets of VectoIQ are stated at historical cost, with no goodwill or other intangible assets recorded.

While VectoIQ was the legal acquirer in the Business Combination, because Legacy Nikola was deemed the accounting acquirer, the historical financial statements of Legacy Nikola became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Nikola prior to the Business Combination; (ii) the combined results of the Company and Legacy Nikola following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Nikola at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share ("Common Stock") issued to Legacy Nikola's stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Nikola redeemable convertible preferred stock and Legacy Nikola common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. Activity within the statement of stockholders' equity for the issuances and repurchases of Legacy Nikola's convertible redeemable preferred stock, were also retroactively converted to Legacy Nikola common stock.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Prospectus which constituted a part of the Company's Registration Statement on Form S-1 (File No. 333-239940), which was declared effective by the SEC on July 27, 2020 (the "Prospectus").
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.
All dollar amounts are in thousands, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.
(b)Funding Risks and Going Concern
As an early stage growth company, Nikola’s ability to access capital is critical. Management plans to raise additional capital through a combination of public equity, debt financings, strategic alliances, and licensing arrangements.
Additional stock financing may not be available on favorable terms and could be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments.
The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back, or abandon some or all of its development programs and other operations, which could materially harm the Company’s business, financial condition and results of operations.
These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
As of the date of this report, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company's existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Comprehensive Loss
Comprehensive loss includes all changes in equity during a period from non-owner sources. Through June 30, 2020, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented. The Company does not have any foreign currency translation adjustments as a component of other comprehensive loss through June 30, 2020, as the functional currency of all subsidiaries is the U.S. Dollar.
(b)Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash and cash equivalents, and accounts receivable. The Company's cash is placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company limits its concentration of risk in cash equivalents by diversifying its investments among a variety of industries and issuers. The Company has not experienced any credit loss relating to its cash equivalents.
(c)Concentration of Supplier Risk
The Company is not currently in the production stage and generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk during the periods ended June 30, 2020 and 2019.
(d)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company had $698.4 million and $85.7 million of cash and cash equivalents, which included cash equivalents of $662.4 million and $73.0 million of highly liquid investments at June 30, 2020 and December 31, 2019, respectively.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of June 30, 2020 and December 31, 2019, the Company had $4.1 million in an escrow account related to the securitization of the term loan with JP Morgan Chase included in restricted cash and cash equivalents.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$698,386	$85,688
Restricted cash and cash equivalents – current	8,896	—
Restricted cash and cash equivalents – non-current	—	4,144
Cash, cash equivalents and restricted cash and cash equivalents	$707,282	$89,832
(e)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$662,406	$—	$—	$662,406
Restricted cash equivalents – money market	$4,100	$—	$—	$4,100

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$73,005	—	—	$73,005
Restricted cash equivalents – money market	4,144	—	—	4,144
In September 2019, Legacy Nikola entered into an agreement that required Legacy Nikola to issue, and the investor to purchase, Series D redeemable convertible preferred stock at a fixed price in April 2020 (the “ Forward Contract Liability”), which was accounted for as a liability. The liability was remeasured to its fair value each reporting period and at settlement, which occurred in April 2020 with the issuance of Series D redeemable convertible preferred stock. The change in fair value was recognized in other income (expense) on the consolidated statements of operations. The change in fair value of the Forward Contract Liability was as follows:

Estimated fair value at December 31, 2019	$—
Change in fair value	1,324
Estimated fair value at March 31, 2020	$1,324
Settlement of forward contract liability	$(1,324)
Estimated fair value at June 30, 2020	$—

In determining the fair value of the Forward Contract Liability, estimates and assumptions impacting fair value included the estimated future value of the Company's Series D redeemable convertible preferred stock, discount rates and estimated time to liquidity. The following reflects the significant quantitative inputs used:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
	April 10, 2020	December 31, 2019
Estimated future value of Series D redeemable convertible preferred stock	$19.01	$18.52
Discount rate	—%	1.56%
Time to liquidity (years)	0	0.3
(f)Recent Accounting Pronouncements
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election. The Company expects to become a large accelerated filer on the last day of its fiscal year 2020 and will no longer qualify as an EGC and plans to revise the adoption dates accordingly in subsequent filings.
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. These new leasing standards are effective for the Company beginning January 1, 2021, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. ASU 2020-01 is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the consolidated financial statements.

3. BUSINESS COMBINATION

On June 3, 2020, the Company and VectoIQ consummated the merger contemplated by the business combination agreement, with Legacy Nikola surviving the merger as a wholly-owned subsidiary of VectoIQ. Immediately prior to the closing of the Business Combination, all shares of outstanding redeemable convertible preferred stock of Legacy Nikola were automatically converted into shares of Common Stock. Upon the consummation of the Business Combination, each share of

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Legacy Nikola common stock issued and outstanding was canceled and converted into the right to receive 1.901 shares (the "Exchange Ratio") of Common Stock (the "Per Share Merger Consideration").

Upon the closing of the Business Combination, VectoIQ's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 750,000,000 shares, of which 600,000,000 shares were designated Common Stock, $0.0001 par value per share, and of which 150,000,000 shares were designated preferred stock, $0.0001 par value per share.

In connection with the execution of the Business Combination Agreement, VectoIQ entered into separate subscription agreements (each, a "Subscription Agreement") with a number of investors (each a "Subscriber"), pursuant to which the Subscribers agreed to purchase, and VectoIQ agreed to sell to the Subscribers, an aggregate of 52,500,000 shares of common stock (the "PIPE Shares"), for a purchase price of $10.00 per share and an aggregate purchase price of $525.0 million, in a private placement pursuant to the subscription agreements (the "PIPE"). The PIPE investment closed simultaneously with the consummation of the Business Combination.

Prior to the closing of the Business Combination, Legacy Nikola repurchased 2,850,930 shares of Legacy Nikola's Series B redeemable convertible preferred stock at the price of $8.77 per share for an aggregate purchase price of $25.0 million pursuant to a Series B preferred stock repurchase agreement (the "Repurchase Agreement") with Nimbus Holdings LLC ("Nimbus"). The repurchase is retrospectively adjusted in the statement of stockholders' equity to reflect the Company’s equity structure for all periods presented.

Immediately following the Business Combination, pursuant to a redemption agreement, Nikola redeemed 7,000,000 shares of Common Stock from M&M Residual, LLC at a purchase price of $10.00 per share. See Note 6 “Related Party Transactions” for further details on the transaction.

The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, VectoIQ was treated as the "acquired" company for financial reporting purposes. See Note 1 "Basis of Presentation" for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Nikola issuing stock for the net assets of VectoIQ, accompanied by a recapitalization. The net assets of VectoIQ are stated at historical cost, with no goodwill or other intangible assets recorded.

Prior to the Business Combination, Legacy Nikola and VectoIQ filed separate standalone federal, state and local income tax returns. As a result of the Business Combination, structured as a reverse acquisition for tax purposes, Legacy Nikola, which was renamed Nikola Subsidiary Corporation in connection with the Business Combination (f/k/a Nikola Corporation), became the parent of the consolidated filing group, with Nikola Corporation (f/k/a VectoIQ Acquisition Corp.) as a subsidiary.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the six months ended June 30, 2020:

Recapitalization
Cash - VectoIQ's trust and cash (net of redemptions)	$238,358
Cash - PIPE	525,000
Less transaction costs and advisory fees paid	(51,200)
Less VectoIQ loan payoff in conjunction with close	(422)
Less: M&M Residual redemption	(70,000)
Less: Nimbus repurchase	(25,000)
Net Business Combination and PIPE financing	616,736
Less: non-cash net liabilities assumed from VectoIQ	(221)
Less: accrued transaction costs and advisory fees	(295)
Net contributions from Business Combination and PIPE financing	$616,220

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	22,986,574
Less redemption of VectoIQ shares	(2,702)
Common stock of VectoIQ	22,983,872
VectoIQ Founder Shares	6,640,000
Shares issued in PIPE	52,500,000
Less: M&M Residual redemption	(7,000,000)
Less: Nimbus repurchase	(2,850,930)
Business Combination and PIPE financing shares	72,272,942
Legacy Nikola shares (1)	288,631,536
Total shares of Common Stock immediately after Business Combination	360,904,478

(1) The number of Legacy Nikola shares was determined from the 151,831,441 shares of Legacy Nikola common stock outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 1.901. All fractional shares were rounded down.
4.BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at June 30, 2020 and December 31, 2019, respectively:

	As of
	June 30, 2020	December 31, 2019
Materials and supplies	$1,859	$1,872
Prepaid expenses and current assets	2,813	2,551
Total prepaid expenses and other current assets	$4,672	$4,423

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property and Equipment
Property and equipment consist of the following at June 30, 2020 and December 31, 2019, respectively:

	As of
	June 30, 2020	December 31, 2019
Machinery and equipment	$14,130	$13,483
Furniture and fixtures	1,404	1,228
Leasehold improvements	1,376	1,437
Software	2,759	1,909
Building	33,248	33,248
Construction-in-progress	11,636	4,264
Other	1,583	1,309
Property and equipment, gross	66,136	56,878
Less: accumulated depreciation and amortization	(6,280)	(3,500)
Total property and equipment, net	$59,856	$53,378

Depreciation expense for the three months ended June 30, 2020 and 2019 was $1.4 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $2.8 million and $0.4 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2020 and December 31, 2019, respectively:

	As of
	June 30, 2020	December 31, 2019
Accrued payroll and payroll related expenses	$1,909	$1,385
Accrued stock issuance and transaction costs	295	4,695
Accrued outsourced engineering services	7,732	3,205
Other accrued expenses	3,311	1,480
Current portion of lease financing liability	705	660
Total accrued expenses and other current liabilities	$13,952	$11,425
5.INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-process R&D	$12,110	$—	$12,110
Trademarks	394	(88)	306
Licenses	50,150	(85)	50,065
Total intangible assets	$62,654	$(173)	$62,481

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-process R&D	$12,110	$—	$12,110
Trademarks	394	(71)	323
Licenses	50,150	(70)	50,080
Total intangible assets	$62,654	$(141)	$62,513

Amortization expense for the three and six months ended June 30, 2020 and 2019 was immaterial.

6.RELATED PARTY TRANSACTIONS
Related Party Aircraft Charter Agreement
In 2019, the Company entered into an aircraft charter arrangement with the Company’s Executive Chairman (the "Executive Chairman") of the board of directors of the Company and Legacy Nikola's former Chief Executive Officer to reimburse him for the flight hours incurred for Company use on his personal aircraft. These flight hours are related to business travel by the Executive Chairman and other members of the executive team to business meetings and trade conferences, as well as the Executive Chairman's commute between the Company’s headquarters in Phoenix, Arizona, and his residence in Utah. During the three months ended June 30, 2020 and 2019, the Company reimbursed $0.07 million and $0.04 million, respectively, to the Executive Chairman for the use of the aircraft. During the six months ended June 30, 2020 and 2019, the Company reimbursed $0.24 million and $0.04 million, respectively, to the Executive Chairman for use of the aircraft. As of June 30, 2020 and December 31, 2019 the Company had $0.05 million and $0.03 million, respectively, outstanding in accounts payable and accrued expenses to the Executive Chairman for the use of the aircraft.
Related Party Revenue and Accounts Receivable
During the three months ended June 30, 2020 and 2019 the Company recorded solar revenues of $0.03 million and $0.04 million, respectively, for the provision of solar installation services to the Executive Chairman, which are billed on time and materials basis. During the six months ended June 30, 2020 and 2019 the Company recorded solar revenues of $0.08 million and $0.06 million, respectively, for the provision of solar installation services to the Executive Chairman. As of June 30, 2020 and December 31, 2019, the Company had $3 thousand and $51 thousand, respectively, outstanding in accounts receivable related to solar installation services. The outstanding balance was paid subsequent to period end.
Related Party Stock Options
In December 2018, the Executive Chairman issued 6,005,139 performance-based stock options to recognize the performance and contribution of specific employees, including certain executive officers, pursuant to Legacy Nikola's Founder Stock Option Plan (the "Founder Stock Option Plan"). The underlying Common Stock of these option awards are owned by M&M Residual, a Nevada limited liability company that is wholly-owned by the Executive Chairman and are considered to be issued by the Company for accounting purposes. These performance-based stock options vest based on the Company's achievement of a liquidation event, such as a private sale or an initial public offering on a U.S. stock exchange. An additional award of 180,153 shares was made under the plan in May 2020, to replace a forfeited grant. The weighted average grant date fair value of the performance-based stock options was $1.20 per share for the period ended June 30, 2020. During the three months ended June 30, 2020, the performance conditions were met upon the closing of the Business Combination. As a result, the Company recognized stock-based compensation expense related to these option awards for $7.2 million during the three and six months ended June 30, 2020.

Related Party Redemption of Common Stock

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Immediately following the Business Combination, pursuant to a redemption agreement, Nikola redeemed 7,000,000 shares of common stock from M&M Residual at a purchase price of $10.00 per share, payable in immediately available funds. The number of shares to be redeemed and the redemption price were determined and agreed upon during negotiations between the various parties to the Business Combination, including the Executive Chairman and representatives of VectoIQ, Legacy Nikola and the Subscribers.

Former Related Party License and Service Agreements
In September 2019, Legacy Nikola entered into a Master Industrial Agreement (“CNHI Services Agreement”) and S-WAY Platform and Product Sharing Agreement (“CNHI License Agreement”) with CNH Industrial N.V. ("CNHI") and Iveco S.p.A ("Iveco"), a former related party, in conjunction with the Company’s Series D redeemable convertible preferred stock offering. Under these agreements, CNHI and Iveco were issued 25,661,448 shares of Legacy Nikola Series D redeemable convertible preferred stock in exchange for an IP license valued at $50.0 million, $100.0 million in-kind services and $100.0 million in cash.
During the three and six months ended June 30, 2020, the Company issued 7,390,436 and 9,443,353 shares of Series D redeemable convertible preferred stock, respectively, to Iveco, in exchange for $72.0 million and $92.0 million of prepaid in-kind services, respectively. During the three and six months ended June 30, 2020, $10.5 million and $17.2 million of in-kind services, respectively, were recognized in research and development on the consolidated statements of operations. As of June 30, 2020 and December 31, 2019, $74.8 million and zero prepaid in-kind services, respectively, were reflected on the consolidated balance sheets.

During the three and six months ended June 30, 2020, the Company issued 5,132,291 shares of Series D redeemable convertible preferred stock to Iveco in exchange for $50.0 million in cash. As of June 3, 2020, the entity was no longer considered a related party under ASC 850.

Former Related Party Research and Development and Accounts Payable
During the three months ended June 30, 2020 and 2019, the Company recorded research and development expenses of $5.6 million and $5.6 million, respectively, from a former related party. During the six months ended June 30, 2020 and 2019, the Company recorded research and development expenses of $6.5 million and $10.7 million, respectively, from a former related party. As of June 30, 2020, the Company had $0.6 million of accounts payable due to the former related party and $5.5 million of accrued expenses due to the former related party. As of December 31, 2019, the Company had $0.6 million of accounts payable due to the former related party and $0.5 million of accrued expenses due to the former related party. As of June 3, 2020, the entity is no longer considered a related party.
Former Related Party Stock Repurchase

In September 2019, in contemplation of Legacy Nikola’s proposed Series D preferred stock financing, Legacy Nikola entered into an amendment of the letter agreement by and between Legacy Nikola and Nimbus, dated August 3, 2018 (the “Nimbus Redemption Letter Agreement” and as amended, the “Nimbus Amendment”). Pursuant to the terms of the Amendment and the Nimbus Repurchase Agreement, Legacy Nikola agreed to repurchase 3,575,750 shares of Series B redeemable convertible preferred stock held by Nimbus, a former related party, at the share price of $8.77 which is equal to 90% of the share price in the Series D redeemable convertible preferred stock financing of $9.74 per share. The number of shares to be repurchased exceeded five percent (5%) of the contemplated Series D round of financing. This was negotiated by Legacy Nikola in order to reduce the total number of shares of Series B redeemable convertible preferred stock held by Nimbus, to such an extent that Nimbus would no longer be entitled to elect a member of Legacy Nikola's board of directors as a result of Nimbus' Series B preferred stock holdings. The repurchase was completed in October 2019, for an aggregate repurchase amount of $31.4 million. The Amendment also provided Nimbus with additional redemption rights based on various capital raise thresholds, none of which were met as of December 31, 2019.
In March 2020, Legacy Nikola entered into an additional letter agreement with Nimbus in which Nimbus agreed to terminate the Nimbus Redemption Letter Agreement. Concurrently, Legacy Nikola entered into an agreement with Nimbus, whereby Legacy Nikola agreed to repurchase an additional 2,850,930 shares of Series B preferred stock from Nimbus at a share

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
price of $8.77 for an aggregate repurchase price of $25.0 million. The parties agreed that the repurchase price constituted the price that Nimbus would otherwise be entitled to under the Nimbus Redemption Letter Agreement. The number of shares to be repurchased was negotiated by Legacy Nikola and Nimbus as a mechanism to compensate Nimbus for agreeing to relinquish its previous redemption rights granted in the Nimbus Redemption Letter Agreement.

The repurchase was contingent on completion of the Business Combination which occurred during the quarter ending June 30, 2020, and the Company repurchased the shares in conjunction with the closing of the Business Combination. The Company recorded a reduction to additional paid in capital for the repurchase price in excess of the carrying value of the redeemable convertible preferred stock of $13.4 million. The carrying value of the shares repurchased were recorded as a reduction to redeemable convertible preferred stock, which has been retrospectively adjusted in the statement of stockholders' equity to reflect the Company’s equity structure for all periods presented. For the computation of net loss per share for the three and six months ended June 30, 2020, the repurchase price in excess of the carrying value of the redeemable convertible preferred stock of $13.4 million is reflected as a decrease to net loss attributable to common stockholders (see Note 12). As of June 3, 2020, the entity is no longer considered a related party.
7.DEBT
Term Note
Debt consisted of a term note for $4.1 million as of June 30, 2020 and December 31, 2019.
In January 2018, the Company entered into a term note with JP Morgan Chase, pursuant to which, the Company borrowed $4.1 million to fund equipment purchases. The term note accrued interest at 2.43% per annum and was payable on or before January 31, 2019. The term note is secured by restricted cash.
In February 2019, the Company amended the term note to extend its term by one year and increased the interest rate to 3.00% per annum. In February 2020, the Company further amended the term note and extended its term for one year, to January 31, 2021. The term note accrues interest at a rate equal to the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate as determined by the Federal Reserve Board. The term loan has a financial covenant that requires the Company to maintain a minimum amount of liquidity with the bank. As of June 30, 2020, the Company was in compliance with the financial covenant.

Payroll Protection Program Note

In April 2020, the Company entered into a Note with JP Morgan Chase under the Small Business Administration Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (CARES) Act, pursuant to which the Company borrowed $4.1 million (the "Note"). The Note accrues interest at rate of 0.98% per annum and matures in 24 months. On April 30, 2020, the Company returned the $4.1 million in proceeds from the Note to JP Morgan Chase.
8.CAPITAL STRUCTURE
Shares Authorized
As of June 30, 2020, the Company had authorized a total of 750,000,000 shares for issuance with 600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.

Warrants

As of June 30, 2020, the Company had 23,000,000 public warrants and 890,000 private warrants outstanding. Each public and private warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The public warrants will expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 The Company may call the public warrants for redemption:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days' prior written notice of redemption; and
•if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which Nikola sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a "cashless basis," as described in the warrant agreement.

The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price.

On July 22, 2020 the Company issued a redemption notice to the warrant holders for a redemption of all of the outstanding public warrants, on a cash basis. The redemption is expected to be completed on August 21, 2020. See Note 13, "Subsequent Events" for additional information regarding the redemption of public warrants.
9.STOCK BASED COMPENSATION EXPENSE
2017 and 2020 Stock Plans
Legacy Nikola's 2017 Stock Option Plan (the “2017 Plan”) provides for the grant of incentive and nonqualified options to purchase Legacy Nikola common stock to officers, employees, directors, and consultants of Legacy Nikola. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant. Options generally expire ten years from the date of grant. Outstanding awards under the 2017 Plan continue to be subject to the terms and conditions of the 2017 Plan.

Each Legacy Nikola option from the 2017 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to purchase a number of shares of Common Stock (each such option, an "Exchanged Option") equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Nikola common stock subject to such Legacy Nikola option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy Nikola option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Nikola option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

At the Company's special meeting of stockholders held on June 2, 2020, the stockholders approved the Nikola Corporation 2020 Stock Incentive Plan (the "2020 Plan") and the Nikola Corporation 2020 Employee Stock Purchase Plan (the "2020 ESPP"). The 2020 Plan and the 2020 ESPP were previously approved, subject to stockholder approval, by the Company's board of directors on May 6, 2020. The aggregate number of shares authorized for issuance under the 2020 Plan will not exceed 20,000,000, plus the number of shares subject to outstanding awards as of the closing of the Business Combination under the 2017 Plan that are subsequently forfeited or terminated, plus the number of reserved shares not issued or subject to outstanding grants under the 2017 Plan as of the closing of the Business Combination. In addition, the shares authorized for the 2020 Plan may be increased on an annual basis for a period of up to ten years, beginning with the fiscal year that begins January 1, 2021, in an amount equal up to 2.5% of the outstanding shares of Common Stock on the last day of the immediately preceding fiscal year. The aggregate number of shares available for issuance under the 2020 ESPP is 4,000,000, which may be increased on an annual basis of up to 1.0% of the outstanding shares of Common Stock as of the first day of each such fiscal year.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The 2020 Plan provides for the grant of incentive and nonqualified stock option, restricted stock units ("RSUs"), restricted share awards, stock appreciation awards, and cash-based awards to employees, outside directors, and consultants of the Company. The 2020 Plan and the 2020 ESPP became effective immediately upon the closing of the Business Combination. No offerings have been authorized to date by the Company's board of directors under the ESPP.
Common Stock Valuation
Prior to the completion of Business Combination and listing of the Company's common stock on the public stock exchange, the fair value of Legacy Nikola common stock that underlies the stock options was determined by Legacy Nikola's board of directors based upon information available at the time of grant. Because such grants occurred prior to the public trading of the Company's common stock, Legacy Nikola's board of directors determined the fair value of Legacy Nikola common stock with assistance of periodic valuation studies from an independent third-party valuation firm. The valuations were consistent with the guidance and methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid.
Stock Option Valuation
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted, which requires the input of highly subjective assumptions.
The Company calculates the fair value of each option grant on the grant date using the following assumptions:
Expected Term - The Company uses the simplified method when calculating expected term due to insufficient historical exercise data.
Expected Volatility - As the Company’s shares have limited history, the volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.
Expected Dividend Yield - The dividend rate used is zero as the Company does not have a history of paying dividends on its common stock and does not anticipate doing so in the foreseeable future.
Risk-Free Interest Rate - The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

As of
	June 30, 2020	December 31, 2019
Exercise price	$3.58 - $9.66	$1.05 – $3.58
Risk-free interest rate	0.2% - 1.7%	1.4% – 2.7%
Expected term (in years)	0.51 – 6.3	5.0 – 6.3
Expected dividend yield	—	—
Expected volatility	83.6% - 85.8%	70.0% – 85.1%

The unrecognized compensation cost of stock options as of June 30, 2020 was $3.6 million, which is expected to be recognized over the weighted average remaining service period of 1.97 years.
Performance Based Stock Options
As of June 30, 2020 and December 31, 2019, the outstanding performance-based options (“PSUs”) issued by the Company were 5,153,485. No PSUs were granted during the six months ended June 30, 2020. The performance-based provision, related to specified amount of equity capital raised, was achieved for all of the outstanding performance-based awards in 2018 and the Company began recognizing expense related to these PSUs in 2018.
The 5,153,485 PSUs outstanding as of June 30, 2020 do not include PSUs issued by a related party. See Note 6, “Related Party Transactions” for additional information regarding the related party PSUs.
Stock Option Activity

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	40,012,825	$1.08	8.78
Granted	1,582,496	$5.30
Exercised	1,786,912	$1.05
Cancelled	91,330	$1.65
Outstanding at June 30, 2020	39,717,079	$1.25	8.34
Vested and exercisable as of June 30, 2020	36,696,437	$1.19	8.31

The weighted-average grant date fair value of stock options issued for the six months ended June 30, 2020 were $8.20. There were 1,786,912 stock options exercised during the six months ended June 30, 2020 and Company received $1.9 million in cash proceeds from the exercise of options.

As a result of the Business Combination, vesting of certain stock options and PSUs accelerated in accordance with terms of the related award agreements, resulting in additional stock-based compensation expense of $8.1 million in June 2020.
Related Party Performance-based Stock Options Activity
In December 2018, the Executive Chairman issued 6,005,139 PSUs to certain employees. An additional award of 180,153 Legacy Nikola options was made under the Founder Stock Option Plan in May 2020, to replace a forfeited grant. As of June 30, 2020 the weighted average exercise price per share was $1.39, the weighted-average grant date fair value was $1.20 per share, and the weighted average remaining contractual term of these PSUs is 8.51 years. All PSUs vested in conjunction with the Business Combination and the Company recorded stock-based compensation expense of $7.2 million in the second quarter of 2020.

Restricted Stock Units

In June 2020, in connection with the closing of the Business Combination, the Company granted 2,163,000 time-based RSUs to several executive officers and directors of the Company. The RSUs have a vesting cliff of either one or three years after the grant date. The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. The unrecognized compensation cost of the RSUs as of June 30, 2020 was $71.4 million, which is expected to be recognized over the weighted average remaining service period of 2.79 years. The RSUs are subject to legal approval by the board of directors as soon as administratively practicable following the effective registration of the securities under the 2020 Plan on a Registration Statement on Form S-8. As all the terms of the RSUs have been established and communicated, the grant date was achieved as of June 3, 2020.

Market Based RSUs

In June 2020, in connection with the closing of the Business Combination, the Company granted 16,356,000 market based RSUs ("Market Based RSUs") to several executive officers of the Company. The Market Based RSUs contain a stock price index as a benchmark for vesting. These awards have three milestones that each vest depending upon a consecutive 20-trading day stock price target of the Company’s common stock. The shares vested are transferred to the award holders upon the completion of the requisite service period of three years, and upon achievement certification by the Company's board of directors. If the target price for the tranche is not achieved by the end of third anniversary of the grant date, the Market Based RSUs are forfeited. The Market Based RSUs are subject to legal approval by the board of directors as soon as administratively practicable following the effective registration of the securities under the 2020 Plan on a Registration Statement on Form S-8. As all the terms of the Market Based RSUs have been established and communicated, the grant date was achieved as of June 3, 2020.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The grant date fair value of the Market Based RSUs was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The expected volatility in the model of 70% was estimated on the basis of historical volatility of a group of peers, given the limited trading history of the Company. The risk-free interest rate of 0.26% was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The total grant date fair value of the Market Based RSUs was determined to be $466.7 million and will be recognized over the requisite service period of 3 years. The unrecognized compensation expense as of June 30, 2020 was $455.0 million and will be recognized over the remaining service period of 2.9 years.

Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$2,880	$155	$3,238	$305
Selling, general, and administrative	35,347	1,279	36,302	2,282
Total stock-based compensation expense	$38,227	$1,434	$39,540	$2,587

10.INCOME TAXES

To calculate the interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. The effect of changes in the enacted tax laws or rates is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and judgments including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes.
Income tax expense was immaterial for the three and six ended June 30, 2020 and 2019, respectively.
11.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies for asserted legal and other claims. However, the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2020.
Commitments and Contingencies on Land Conveyance
In February 2019, the Company was conveyed 430 acres of land in Coolidge, Arizona, by Pinal Land Holdings, LLC (“PLH”). The purpose of the land conveyance was to incentivize the Company to locate its manufacturing facility in Coolidge, Arizona, and provide additional jobs to the region. The Company is required to commence construction of the manufacturing facility within two years of February 2019 (the “Manufacturing Facility Commencement Deadline”), and is required to complete construction of the manufacturing facility within five years of February 2019 (the “Manufacturing Facility Deadline”).

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Upon the earlier of the Manufacturing Facility Commencement Deadline or the commencement of construction, the Company will deposit $4.0 million in escrow to PLH. The amount in escrow will be returned to the Company upon completion of construction.
If the Company fails to meet the Manufacturing Facility Commencement Deadline, the Company has the option to extend the deadline for one year by providing written notice to PLH and paying PLH $0.5 million. In the event the Company fails to meet the extended deadline, PLH is entitled to either the $4.0 million security deposit, or may reacquire the land from the Company at a price equal to out of pocket costs and expenses incurred by the Company prior to the Manufacturing Facility Commencement Deadline.
If the Company fails to meet the Manufacturing Facility Deadline, the Company may extend the completion deadline by paying PLH $0.2 million per month, until construction is completed (the "Monthly Payment Option"). The extension of the Manufacturing Facility Deadline beyond two years will require express written consent of PLH. If the Company does not exercise the Monthly Payment Option, fails to make timely payments on the Monthly Payment Option, or fails to complete construction by the extended Manufacturing Facility Deadline, PLH is entitled to either the $4.0 million security deposit or may reacquire the land and property at the appraised value to be determined by independent appraisers selected by the Company and PLH.

Contingent Fee for Advisory Services
In January 2020, the Company entered into an agreement to obtain advisory services for the potential Business Combination. The fee for the services was contingent upon completion of the Business Combination, which occurred on June 3, 2020. The contingent fee of $3.0 million was paid during the three months ended June 30, 2020

Commitment to Fund Joint Venture
In April 2020, the Company and Iveco entered into a series of agreements which established a joint venture in Europe, Nikola Iveco Europe B.V. The operations expected to be performed by the joint venture consist of the development and manufacturing of the battery-electric vehicle ("BEV") and fuel cell electric vehicle ("FCEV") trucks for the European market, as well as for the North American market while Nikola's greenfield manufacturing facility in Coolidge, Arizona, is being completed. The operations of the joint venture are expected to commence in the third quarter of 2020.

The agreements provide for a 50/50 ownership of the joint venture and a 50/50 allocation of the joint venture's production volumes and profits between Nikola and Iveco. Both parties are entitled to appoint an equal number of board members to the board of the joint venture. Pursuant to the terms of the agreements, the Company and Iveco each contributed intellectual property licenses to their respective technology, and agreed to contribute approximately 7.4 million Euros in cash for a 50% interest in the joint venture. The cash contribution is to be funded by September 30, 2020. The intellectual property licenses contributed to the joint venture by Nikola are related to intellectual property related to Nikola-developed BEV and FCEV technology for the use in the European market. Iveco contributed to the joint venture a license for the S-WAY technology for use in the European market.

As of June 30, 2020, the joint venture has not commenced operations and the Company has not contributed cash to the entity resulting in no financial statement impact for the period ended June 30, 2020. Based on the preliminary review of the executed and draft agreements, the Company expects to account for the joint venture under the equity method of accounting.

12.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2020 and 2019.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(86,643)	$(16,766)	$(119,806)	$(46,863)
Less: Premium on repurchase of redeemable convertible preferred stock	(13,407)	—	(13,407)	—
Net loss attributable to common stockholder, basic and diluted	(100,050)	(16,766)	(133,213)	(46,863)
Denominator:
Weighted average shares outstanding, basic and diluted	303,785,616	260,406,343	287,822,558	260,406,343
Net loss per share to common stockholder, basic and diluted	$(0.33)	$(0.06)	$(0.46)	$(0.18)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common stock outstanding would have been anti-dilutive.
The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Outstanding warrants	23,890,000	—	23,890,000	—
Stock options, including performance stock options	39,717,079	39,214,816	39,717,079	39,214,816
Restricted stock units, including market based RSUs	18,519,000	—	18,519,000	—
Total	82,126,079	39,214,816	82,126,079	39,214,816
13.SUBSEQUENT EVENTS

On July 22, 2020, the Company issued a notice of redemption of all of its outstanding public warrants. Holders of the Company’s public warrants have until 5:00 p.m. New York City time, on August 21, 2020, to exercise their public warrants by paying the exercise price of $11.50 per share in cash. Public warrants not exercised by the redemption date will be void and no longer exercisable, and redeemed by the Company for a price of $0.01 per public warrant. The private warrants still held by the initial holders thereof or permitted transferees of the initial holders are not subject to this redemption.

As of July 30, 2020, the Company has issued 18,070,302 shares of Common Stock pursuant to the exercise of public warrants and have received approximately $207.8 million of proceeds from such exercises.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably; our financial and business performance; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; our future capital requirements and sources and uses of cash; litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the outcome of any known and unknown regulatory proceedings; our business, expansion plans and opportunities; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to execute our business model, including market acceptance of our planned products and services; changes in applicable laws or regulations; risks associated with the outcome of any legal proceeding; the effect of the COVID-19 pandemic on our business; our ability to raise capital; our ability to compete; the success of our collaborations; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this report, all references to “Nikola,” “we,” “us,” or “our” mean Nikola Corporation.

Nikola™ is a trademark of Nikola Corporation. We also refer to trademarks of other corporations and organizations in this report.

Overview
We are a vertically integrated zero emissions transportation systems provider that designs and manufactures state of the art battery electric and hydrogen electric vehicles, electric vehicle drivetrains, energy storage systems, and hydrogen fueling stations. To date, we have been primarily focused on delivering zero emission Class 8 trucks to the commercial transportation sector in the U.S. and in Europe. Our core product offering includes battery electric and hydrogen fuel cell electric trucks and hydrogen fuel.
We operate in three business units: Truck, Energy and Powersports. The Truck business unit is developing and commercializing BEV and FCEV Class 8 trucks that provide environmentally friendly, cost effective solutions to the short haul and long haul trucking sector. The Energy business unit is developing and constructing a network of hydrogen fueling stations to meet hydrogen fuel demand for our FCEV customers. The Powersports business unit is developing electric vehicle solutions for military and outdoor recreational applications.
In 2019, we partnered with Iveco, a subsidiary of CNHI, a leading European industrial vehicle manufacturing company. Together, Nikola and Iveco are jointly developing cab over BEV and FCEV trucks for sale in the European market which will be manufactured through a 50/50 owned joint venture in Europe. In April 2020, the Company and Iveco entered into a series of agreements which established the joint venture, Nikola Iveco Europe B.V. Our joint venture with Iveco provides us with the manufacturing infrastructure to build BEV trucks for the North American market prior to the completion of our planned greenfield manufacturing facility in Coolidge, Arizona. The operations of the joint venture are expected to commence in the third quarter of 2020.

We began the construction on our greenfield manufacturing facility in July 2020, and Iveco will contribute technical engineering and production support. Phase 1 of the greenfield manufacturing facility will be completed by the end of 2021, and we expect to start BEV production at the facility in 2022 and FCEV production in 2023.
We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
• construct manufacturing facilities and purchase related equipment;
• commercialize our heavy duty trucks and other products;
• develop hydrogen fueling stations;
• continue to invest in our technology;
• increase our investment in marketing and advertising, sales, and distribution infrastructure for our products and services;
• maintain and improve our operational, financial and management information systems;
• hire additional personnel;
• obtain, maintain, expand, and protect our intellectual property portfolio; and
• operate as a public company.
Comparability of Financial Information
Nikola’s results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination and becoming a public company.
Business Combination and Public Company Costs
On June 3, 2020, the Company and VectoIQ consummated the merger contemplated by the Business Combination Agreement, with Legacy Nikola surviving the merger as a wholly-owned subsidiary of VectoIQ. Immediately prior to the closing of the Business Combination, all shares of outstanding redeemable convertible preferred stock of Legacy Nikola were automatically converted into shares of VectoIQ's common stock. Upon the consummation of the Business Combination, each share of Legacy Nikola common stock issued and outstanding was canceled and converted into the right to receive the Per Share Merger Consideration.
Upon the closing of the Business Combination, VectoIQ's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 750,000,000 shares, of which 600,000,000 shares were designated common stock, $0.0001 par value per share, and of which 150,000,000 shares were designated preferred stock, $0.0001 par value per share.

In connection with the execution of the Business Combination Agreement, VectoIQ entered into separate subscription agreements with a number of investors, pursuant to which the Subscribers agreed to purchase, and VectoIQ agreed to sell to the Subscribers, an aggregate of 52,500,000 PIPE Shares, for a purchase price of $10.00 per share and an aggregate purchase price of $525.0 million, in the PIPE. The PIPE investment closed simultaneously with the consummation of the Business Combination.

Prior to the closing of the Business Combination, Legacy Nikola repurchased 2,850,930 shares of Legacy Nikola's Series B redeemable convertible preferred stock at the price of $8.77 per share for an aggregate purchase price of $25.0 million pursuant to the Nimbus Repurchase Agreement. The repurchase is retrospectively adjusted in the statement of stockholders' equity to reflect the Company’s equity structure for all periods presented.

Immediately following the Business Combination, pursuant to a redemption agreement, Nikola redeemed 7,000,000 shares of common stock from M&M Residual at a purchase price of $10.00 per share.

The Business Combination is accounted for as a reverse merger in accordance with GAAP. While VectoIQ was the legal acquirer, because Legacy Nikola was deemed the accounting acquirer, the historical financial statements of Legacy Nikola became the historical financial statements of the combined company, upon the consummation of the Business Combination.

As a consequence of the Business Combination, we became a Nasdaq-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors' and officers' liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Commercial launch of heavy duty trucks and other products
We expect to derive revenue from our BEV trucks in late 2021 and FCEV trucks in the second half 2023. Prior to commercialization, we must complete modification or construction of required manufacturing facilities, purchase and integrate related equipment and software, and achieve several research and development milestones. As a result, we will require substantial additional capital to develop our products and services and fund operations for the foreseeable future. Until we can generate sufficient revenue from product sales and hydrogen FCEV leases, we expect to finance our operations through a combination of existing cash on hand, public offerings, private placements, debt financings, collaborations, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. Any delays in the successful completion of our manufacturing facility will impact our ability to generate revenue.
Customer Demand
While not yet commercially available, we have received significant interest from potential customers. Going forward, we expect the size of our committed backlog to be an important indicator of our future performance.
Basis of Presentation
Currently, we conduct business through one operating segment. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.
Components of Results of Operations
Revenue
To date, we have primarily generated revenue from services related to solar installation projects that are completed in one year or less. Solar installation projects are expected to be discontinued and are not part of our primary operations.
Following the anticipated introduction of our products to the market, we expect the significant majority of our revenue to be derived from direct sales of BEV trucks starting in 2021 and from the bundled leases of FCEV trucks beginning in 2023. Our bundled lease offering is inclusive of the cost of the truck, hydrogen fuel and regularly scheduled maintenance. We expect the bundled leases to qualify for the sales type lease accounting under GAAP, with the sale of the truck recognized upon the transfer of the title, and hydrogen fuel and maintenance revenues recognized over time as they are being provided to the customer.
Cost of Revenue
To date, our cost of revenue has included materials, labor, and other direct costs related to solar installation projects.

Once we have reached commercial production, cost of revenue will include direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our greenfield manufacturing facility, depreciation of our hydrogen fueling stations, cost of hydrogen production, shipping and logistics costs and reserves for estimated warranty expenses.
Research and Development Expense
Research and development expenses consist primarily of costs incurred for the discovery and development of our vehicles, which include:
• Fees paid to third parties such as consultants and contractors for outside development;
• Expenses related to materials, supplies and third party services;
• Personnel related expenses, including salaries, benefits, and stock-based compensation expense, for personnel in our engineering and research functions;
• Depreciation for prototyping equipment and R&D facilities.
During the six months ended June 30, 2020, our research and development expenses have primarily been incurred in the development of the BEV and FCEV trucks.
As a part of its in-kind investment into Nikola, Iveco is providing Nikola with $100.0 million in advisory services (based on pre negotiated hourly rates), including project coordination, drawings, documentation support, engineering support, vehicle integration, and product validation support. During the six months ended June 30, 2020, we utilized $17.2 million of advisory services which were recorded as research and development expense. As of June 30, 2020, we have $74.8 million of prepaid in-kind advisory services remaining which is expected to be consumed primarily in 2020 and 2021 and will be recorded as research and development expense until we reach commercial production.
We expect our research and development costs to increase for the foreseeable future as we continue to invest in research and develop activities to achieve our technology and product roadmap.
Selling, General, and Administrative Expense
Selling, general, and administrative expenses consist of personnel related expenses for our corporate, executive, finance, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, and marketing costs. Personnel related expenses consist of salaries, benefits, and stock-based compensation.
We expect our selling, general, and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the Securities Exchange Commission, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
In addition, we expect our marketing expenses to increase in the second half of 2020, in preparation for the Nikola World 2020 event, scheduled to be held in December 2020.
Interest Income (Expense), net
Interest income (expense) consists primarily of interest received or earned on our cash and cash equivalents balances. Interest expense consists of interest paid on our term loan and financing lease.
Loss on Forward Contract Liability
The loss on forward contract liability includes losses from the remeasurement of our Series D redeemable convertible preferred stock forward contract liability. In April 2020, the Company fulfilled the forward contract liability and, therefore, subsequent to June 30, 2020, there will not be any impact from the remeasurement of the forward contract liability.

Other Income, net
Other income consists primarily of other miscellaneous non-operating items, such as government grants, subsidies, and merchandising.
Income Tax Expense
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets. Cash paid for income taxes, net of refunds during the six months ended June 30, 2020 and 2019 was not material.
Results of Operations
Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$	%
	2020	2019	Change	Change
	(dollar amounts in thousands)
Solar revenues	$36	$13	$23	NM
Cost of solar revenues	30	24	6	NM
Gross profit (loss)	6	(11)	17	NM
Operating expenses:
Research and development	42,501	11,854	30,647	258.5%
Selling, general, and administrative	44,147	5,344	38,803	726.1%
Total operating expenses	86,648	17,198	69,450	403.8%
Loss from operations	(86,642)	(17,209)	(69,433)	403.5%
Other income (expense):
Interest income, net	23	338	(315)	(93.2)%
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	98	(98)	NM
Other income (expense), net	(23)	9	(32)	NM
Loss before income taxes	(86,642)	(16,764)	(69,878)	NM
Income tax expense	1	2	(1)	NM
Net loss	(86,643)	(16,766)	(69,877)	NM
Premium paid on repurchase of redeemable convertible preferred stock	(13,407)	—	(13,407)	NM
Net loss attributable to common stockholders, basic and diluted	$(100,050)	$(16,766)	$(83,284)	NM
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.06)	$(0.26)	NM
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	303,785,616	260,406,343	43,379,273	NM

Solar Revenues and Cost of Solar Revenues
Revenues and cost of revenues for the three months ended June 30, 2020 and 2019 were related to solar installation service projects. Solar installation projects are not related to our primary operations and are expected to be discontinued. Solar revenues and cost of solar revenues were immaterial during the three months ended June 30, 2020 and 2019.
Research and Development

Research and development expenses increased by $30.6 million, or 258.5%, from $11.9 million during the three months ended June 30, 2019 to $42.5 million during the three months ended in June 30, 2020. This increase was due to higher spend on purchased components and outside engineering services as we focus primarily on the development, build, and testing of our BEV truck platform, as well as continuing the development of our FCEV truck platform. In addition, we incurred higher stock-based compensation expense of $2.7 million from the Business Combination and increased headcount, higher personnel costs of $4.3 million driven by growth in our in-house engineering headcount, and higher depreciation costs primarily driven by the depreciation of our new headquarters and R&D facility and related capital equipment.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $38.8 million, or 726.1%, from $5.3 million during the three months ended June 30, 2019 to $44.1 million during the three months ended June 30, 2020. The increase was primarily related to higher stock-based compensation expense of $34.1 million from one-time expenses due to the Business Combination and additional grants to our executive officers. In addition, we incurred higher personnel expenses driven by growth in headcount, and higher general corporate expenses, including professional services related to the Business Combination and public company requirements. Those increases were partially offset by lower marketing costs due to the Nikola World event held in April 2019.
Interest Income, net

Interest income, net decreased by $0.3 million, or 93.2%, primarily due to the interest expense from the financing lease on our headquarters.

Other Income (expense), net
Other income (expense) was immaterial for the three months ended June 30, 2020 and 2019.
Income Tax Expense
Income tax expense was immaterial for the three months ended June 30, 2020 and 2019. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended June 30,		$	%
	2020	2019	Change	Change
	(dollar amounts in thousands)
Solar revenues	$95	$137	$(42)	NM
Cost of solar revenues	72	86	(14)	NM
Gross profit (loss)	23	51	(28)	NM
Operating expenses:
Research and development	66,619	35,251	31,368	89.0%
Selling, general, and administrative	52,061	11,845	40,216	339.5%
Total operating expenses	118,680	47,096	71,584	152.0%
Loss from operations	(118,657)	(47,045)	(71,612)	152.2%
Other income (expense):
Interest income, net	87	671	(584)	NM
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	(495)	495	NM
Loss on forward contract liability	(1,324)	—	(1,324)	NM
Other income (expense), net	90	10	80	NM
Loss before income taxes	(119,804)	(46,859)	(72,945)	(155.7)%
Income tax expense	2	4	(2)	NM
Net loss	$(119,806)	$(46,863)	$(72,943)	(155.7)%
Premium paid on repurchase of redeemable convertible preferred stock	(13,407)	—	(13,407)	NM
Net loss attributable to common stockholders, basic and diluted	$(133,213)	$(46,863)	$(86,350)	NM
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.18)	$(0.28)	NM
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	287,822,558	260,406,343	27,416,215	NM

Solar Revenues and Cost of Solar Revenues
Revenues for the six months ended June 30, 2020 and 2019 were related to solar installation service projects. Solar installation projects are not related to our primary operations and are expected to be discontinued. Solar revenues and cost of solar revenues were immaterial during the six months ended June 30, 2020 and 2019.
Research and Development
Research and development expenses increased by $31.4 million, or 89.0%, from $35.3 million during the six months ended June 30, 2019 to $66.6 million during the six months ended in June 30, 2020. This increase was primarily related to outside engineering services, and higher personnel costs as we focus primarily on the development, build, and testing of our BEV truck platform, as well as continuing the development of our FCEV truck platform. We have incurred higher stock-based compensation of $2.9 million primarily in connection with the Business Combination, and higher depreciation costs driven by the depreciation of our headquarters and R&D facility.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $40.2 million, or 339.5%, from $11.8 million during the six months ended June 30, 2019 to $52.1 million during the six months ended June 30, 2020. The increase was primarily related to higher stock-based compensation expense of $34.0 million in connection with the Business Combination and additional grants to executive officers. In addition, we incurred higher personnel expenses driven by growth in headcount and higher general corporate expenses, including professional services and depreciation of our headquarters. Those increases were partially offset by lower marketing costs due to the Nikola World event held in April 2019.
Interest Income, net

Interest income, net decreased by $0.6 million from $0.7 million during the six months ended June 30, 2019 to $0.1 million during the six months ended June 30, 2020. The decrease is primarily due to the interest expense from our financing lease that started in the fourth quarter of 2019 and a decrease in average interest rate earned on cash deposits.
Loss on Forward Contract Liability
The loss on the forward contract liability represents a loss from a $1.3 million change in fair value through the settlement date. The forward contract liability was settled in April 2020.
Other Income, net
Other income, net was immaterial for the six months ended June 30, 2020 and 2019.
Income Tax Expense
Income tax expense was immaterial for the six months ended June 30, 2020 and 2019. We have cumulative net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our operational performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net loss before other non-operating expense or income, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(86,643)	$(16,766)	$(119,806)	$(46,863)
Interest income, net	(23)	(338)	(87)	(671)
Income tax expense	1	2	2	4
Depreciation and amortization	1,460	250	2,812	446
EBITDA	(85,205)	(16,852)	(117,079)	(47,084)
Stock-based compensation	38,227	1,434	39,540	2,587
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	(98)	—	495
Loss on forward contract liability	—	—	1,324	—
Adjusted EBITDA	$(46,978)	$(15,516)	$(76,215)	$(44,002)

Non-GAAP Net Loss and Non-GAAP Net Loss Per Share, Basic and Diluted

Non-GAAP net loss and Non-GAAP net loss per share, basic and diluted are presented as supplemental measures of the Company's performance. Non-GAAP net loss is defined as net loss attributable to common stockholders, basic and diluted adjusted for stock compensation expense and other special items determined by management. Non-GAAP net loss per share, basic and diluted, is defined as Non-GAAP net loss divided by weighted average shares outstanding, basic and diluted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss attributable to common stockholders, basic and diluted	$(100,050)	$(16,766)	$(133,213)	$(46,863)
Stock-based compensation	38,227	1,434	39,540	2,587
Premium paid on repurchase of redeemable convertible preferred stock	13,407	—	13,407	—
Non-GAAP net loss	$(48,416)	$(15,332)	$(80,266)	$(44,276)
Non-GAAP net loss per share, basic and diluted	$(0.16)	$(0.06)	$(0.28)	$(0.17)
Weighted average shares outstanding, basic and diluted	303,785,616	260,406,343	287,822,558	260,406,343

Liquidity and Capital Resources
Since inception, Legacy Nikola financed its operations primarily from the sales of redeemable convertible preferred stock and common stock. As of June 30, 2020, our principal sources of liquidity were our cash and cash equivalents in the amount of $698.4 million, which are primarily invested in money market funds.
On July 22, 2020 we issued a redemption notice to the warrant holders for a redemption of all of the outstanding warrants, on a cash basis. As a result, we expect to receive cash proceeds of approximately $264.5 million during the third quarter of 2020.

Short-Term Liquidity Requirements
As of the date of this Quarterly Report on Form 10-Q, we have yet to generate revenue from our business operations. As of June 30, 2020, our current assets were $772.4 million consisting primarily of cash and restricted cash of $707.3 million, and our current liabilities were $30.6 million primarily comprised of accrued expenses, accounts payables, customer deposits and a $4.1 million term note.
We believe our cash and cash equivalents balance will be sufficient to continue to execute our business strategy over the next twelve to eighteen month period by (i) completing the development and industrialization of the Nikola Tre BEV truck,

(ii) completing phase one construction of the greenfield manufacturing facility, (iii) completing the construction of a pilot commercial hydrogen station and (iv) hiring of personnel.
However, actual results could vary materially and negatively as a result of a number of factors, including:
•the costs of building Phase 1 of our greenfield manufacturing facility and equipment;
•the timing and the costs involved in bringing our vehicles to market, mainly the Nikola Tre BEV truck;
•our ability to manage the costs of manufacturing the Nikola Tre BEV trucks;
•the scope, progress, results, costs, timing and outcomes of our research and development for our fuel cell trucks;
•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•revenue received from sales of our Nikola Tre BEV trucks in 2021;
•the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as a result of becoming a public company;
•our ability to collect revenue; and
•other risks discussed in the section entitled "Risk Factors".
Long-Term Liquidity Requirements
The capital raised in the Business Combination will not be sufficient to cover forecasted capital needs and operating expenditures in fiscal year 2022 through fiscal year 2024. Until we can generate sufficient revenue from BEV truck sales and FCEV leases to cover operating expenses, working capital and capital expenditures, we expect to fund cash needs through a combination of equity and debt financing, including lease securitizations. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.
The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(45,785)	$(49,796)
Net cash used in investing activities	(6,303)	(20,425)
Net cash provided by financing activities	669,538	—
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel related expenditures and fluctuations in accounts payable and other current assets and liabilities.

Net cash used in operating activities was $45.8 million for the six months ended June 30, 2020. The most significant component of our cash used during this period was net loss of $119.8 million, which included non-cash expenses of $39.5 million related to stock-based compensation, $17.2 million expense for in-kind services, $2.8 million related to depreciation and amortization, and a loss of $1.3 million related to the change in fair value of the forward contract liability, and net cash sources of $13.1 million from changes in operating assets and liabilities primarily driven by increases in accounts payable and accrued expenses and customer deposits.
Net cash used in operating activities was $49.8 million for the six months ended June 30, 2019. The largest component of our cash used during this period was a net loss of $46.9 million, which included non-cash charges of $2.6 million related to stock-based compensation, loss of $0.5 million related to the revaluation of our Series A redeemable convertible preferred stock warrant liability, and $0.4 million related to depreciation and amortization expense, and net cash outflows of $6.5 million from changes in operating assets and liabilities primarily driven by a decrease in accounts payable.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue to increase substantially as we build out and tool our North American truck manufacturing facility in Coolidge, Arizona, finance initial operations of our joint venture in Ulm, Germany, and develop the network of hydrogen fueling stations.
Net cash used in investing activities was $6.3 million for the six months ended June 30, 2020, which was due to purchases of and deposits on capital equipment primarily related to vehicle tooling and testing, as well as purchases of licenses for engineering software.
Net cash used in investing activities was $20.4 million for the six months ended June 30, 2019, which was primarily due to purchases and deposits on capital equipment of $8.6 million and $11.8 million related to the construction of our headquarters and R&D facility.
Cash Flows from Financing Activities
Through June 30, 2020, we have financed our operations through proceeds from sales of redeemable convertible preferred stock, the Business Combination, and the PIPE.
Net cash provided by financing activities was $669.5 million for the six months ended June 30, 2020, which was primarily due to net proceeds of $616.7 million from the Business Combination and the PIPE, the proceeds from the issuance of Series D redeemable convertible preferred stock, net of issuance costs, of $50.3 million, proceeds from the exercises of stock options of $1.9 million and proceeds from tenant allowances for the construction of our headquarters of $0.9 million, offset by payments on our financing lease of $0.3.
There were no cash financing activities for the six months ended June 30, 2019.

Contractual Obligations and Commitments
In April 2020, we entered into a series of agreements which established a joint venture in Europe with Iveco. We will make an initial cash contribution of approximately 7.4 million Euros for a 50% interest in the joint venture. See Note 11 "Commitments and Contingencies" to our Unaudited Consolidated Financial Statements for further information.
During the second quarter of 2020, we entered into a firm purchase order for hydrogen equipment for approximately $32 million through 2022.

For the three and six months ended June 30, 2020, there have been no other material changes to our significant contractual obligations as previously disclosed in the Prospectus.
Waitlist and Reservations

FCEV Trucks

In 2019, we stopped soliciting FCEV reservations to focus on large corporate dedicated customers. We consider the reservation list as an indication of potential demand rather than a product backlog for pending vehicle sales, as customers have not made firm commitments to order and take deliveries of vehicles and may cancel such reservations at any time. Approximately twelve months from commercial production in second half of 2023, we plan to require existing and new FCEV reservations to become binding with deposits.

As of June 30, 2020, we had approximately 14,000 reservations for FCEV trucks, of which up to 800 trucks are subject to a binding commitment with Anheuser Busch LLC. These reservations are cancellable until the customer enters into a lease agreement, or in the case of Anheuser Busch, to the extent our trucks do not meet the vehicle specifications and delivery timelines specified in the contract.

BEV Trucks

We only accept binding orders with deposits on BEV trucks, which are negotiated on a case by case basis since the expected delivery is in the late 2021.

Badger and Powersports

On June 29, 2020, we began accepting non-binding reservations for the Badger, NZT and WAV on our website. A deposit ranging from $250 to $5,000 per booking is required, depending on the reservation package.
Off Balance Sheet Arrangements
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company's most significant estimates and judgments involve valuation of the Company's stock-based compensation, including the fair value of common stock, the valuation of warrant liabilities, the valuation of the redeemable convertible preferred stock tranche liability and estimates related to the Company's build-to-suit lease. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
There have been no substantial changes to these estimates, or the policies related to them during the three and six months ended June 30, 2020. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.
Emerging Growth Company Status
We are an EGC, as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"); (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the first sale of common stock in our initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. The Company expects to become a large accelerated filer on the last day of our fiscal year 2020.

Recent Accounting Pronouncements

See Note 2 to our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2019, and June 30, 2020 we had cash and cash equivalents of $85.7 million and $698.4 million, respectively, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Foreign Currency Risk

There was no material foreign currency risk for the six months ended June 30, 2020 or year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in additional legal proceedings arising in the ordinary course of our business. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations.

There have been no material changes to the legal proceedings disclosed in the Prospectus.

Item 1A. Risk Factors

Investing in our common stock involves risks. Before you make a decision to buy our common stock, in addition to the risks and uncertainties discussed above under “Forward-Looking Statements,” you should carefully consider the risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Quarterly Report in Form 10-Q are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred net losses of $88.7 million and $119.8 million for the year ended December 31, 2019 and for the six months ended June 30, 2020, respectively, and have incurred net losses of approximately $308.3 million from our inception through June 30, 2020. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our trucks, which is not expected to begin until 2021 for our Nikola Tre BEV truck and 2023 for our Nikola Two FCEV truck, and may occur later. Even if we are able to successfully develop and sell or lease our trucks, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.

We expect the rate at which we will incur losses to be significantly high in future periods as we:

•design, develop and manufacture our trucks;
•construct and equip our planned manufacturing plant to produce our trucks in Arizona;
•modify and equip the Iveco manufacturing plant in Germany to produce our trucks in Europe;
•build up inventories of parts and components for our trucks;
•manufacture an available inventory of our trucks;
•develop and deploy our hydrogen fueling stations;
•expand our design, development, maintenance and repair capabilities;
•increase our sales and marketing activities and develop our distribution infrastructure; and
•increase our general and administrative functions to support our growing operations.

Because we will incur the costs and expenses from these efforts before we receive any incremental revenue with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenue, which would further increase our losses.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and manufacturing our trucks, building our manufacturing plant and building our brand. We expect to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, leases, sales and distribution expenses as we build our brand and market our trucks and bundled leasing model and general and administrative expenses as we scale our operations. In addition, we may incur significant costs in connection with our services, including building our hydrogen fueling stations and honoring our maintenance commitments under our bundled lease package. Our ability to become profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services, but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell, distribute and service our trucks and services, our margins, profitability and prospects would be materially and adversely affected.

Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We intend to derive substantially all of our revenue from the sale and lease of our vehicle platforms, which are still in the early stages of development. Due to our bundled lease model for our FCEV trucks, our revenue will also depend on the sale of hydrogen fuel at our planned hydrogen fueling stations which we do not expect to be operational until 2022 or later. There are no assurances that we will be able to secure future business with the major trucking companies or with independent truck drivers. We also have a Powersports division and recently announced a passenger truck. While we intend to focus on our commercial trucks and bundled leases, our other business lines may distract management’s focus on what we consider our core business.

It is difficult to predict our future revenue and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

We expect to need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.

The design, manufacture, lease, sale and servicing of vehicles and related hydrogen fueling stations is capital-intensive. We expect that we will have sufficient capital to fund our planned operations for the next 12 to 18 months. We will need to raise additional capital to scale our manufacturing and roll out our hydrogen refueling stations. We may raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles and build hydrogen fueling stations. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

If we fail to manage our future growth effectively, we may not be able to market and sell our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. Our future expansion will include:
•training new personnel;
•forecasting production and revenue;
•controlling expenses and investments in anticipation of expanded operations;
•establishing or expanding design, manufacturing, sales and service facilities; and
•implementing and enhancing administrative infrastructure, systems and processes.

We intend to continue to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our trucks. Because our trucks are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in alternative fuel and electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire.

Competition for individuals with experience designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and employee prospects.

Our bundled lease model may present unique problems that may have an adverse effect on our operating results and business and harm our reputation.

Our bundled lease model which provides customers with the FCEV truck hydrogen fuel and maintenance for a fixed price per mile is reliant on our ability to achieve a minimum hydrogen fuel efficiency in our FCEV trucks. If we are unable to achieve or maintain this fuel efficiency, we may be forced to provide our bundled lease customers with fuel at prices below-cost or risk damaging our relationships with our customers. Any such scenario would put our bundled lease model in jeopardy and may have a material adverse effect on our business, prospects, operating results and financial condition.

We may face legal challenges in one or more states attempting to sell directly to customers which could materially adversely affect our costs.

Our business plan includes the direct sale of vehicles to business customers, and potentially, to individual customers. Most, if not all, states require a license to sell vehicles within the state. Many states prohibit manufacturers from directly selling vehicles to customers. In other states, manufacturers must operate a physical dealership within the state to deliver vehicles to customers. As a result, we may not be able to sell directly to customers in each state in the United States.

We are currently not registered as a dealer in any state. In many states, it is unclear if, as a manufacturer, we will be able to obtain permission to sell and deliver vehicles directly to customers. For customers residing in states in which we will not be allowed to sell or deliver vehicles, we may have to arrange alternate methods of delivery of vehicles. This could include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell and ship vehicles, and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity, and as a result, costs, to our business.

Our success will depend on our ability to economically manufacture our trucks at scale and build our hydrogen fueling stations to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to customers on schedule and at scale is unproven.

Our future business depends in large part on our ability to execute our plans to develop, manufacture, market and sell our Nikola Tre BEV and Nikola Two FCEV trucks and to deploy the associated hydrogen fueling stations for our FCEV trucks at sufficient capacity to meet the transportation demands of our business customers. We plan to initially commence manufacturing our trucks in Europe through our joint venture with CNHI and Iveco, which is expected to commence operations in the third quarter of 2020, and in the future at our planned manufacturing plant in Arizona.

Our continued development of our truck platforms is and will be subject to risks, including with respect to:

•our ability to secure necessary funding;
•the equipment we plan to use being able to accurately manufacture the vehicles within specified design tolerances;
•long-and short-term durability of our hydrogen fuel cell and electric drivetrain technology related components in the day-to-day wear and tear of the commercial trucking environment;
•compliance with environmental, workplace safety and similar regulations;
•securing necessary components on acceptable terms and in a timely manner;
•delays in delivery of final component designs to our suppliers;
•our ability to attract, recruit, hire and train skilled employees;
•quality controls, particularly as we plan to commence manufacturing in-house;
•delays or disruptions in our supply chain; and
•other delays and cost overruns.

We have no experience to date in high volume manufacturing of our trucks. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our trucks. Even if we are successful in developing our high volume manufacturing capability and processes and reliably source our component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

We may experience significant delays in the design, manufacture, launch and financing of our trucks, including in the build out of our planned manufacturing plant, which could harm our business and prospects.

Any delay in the financing, design, manufacture and launch of our trucks, including in the build out of our planned manufacturing plant, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay the launch of our trucks, our growth prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.

We will rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We will rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our truck manufacturing plant will consist of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

If our planned manufacturing plant in Arizona becomes inoperable, we will be unable to produce our trucks and our business will be harmed.

We expect to begin assembly of our trucks at our manufacturing plant in Arizona after completion of the initial phase of the plant in 2021, at the earliest. We expect to produce all of our trucks at our manufacturing plant in Arizona after completion of the second phase of the plant in 2023, at the earliest. Our plant and the equipment we use to manufacture our trucks would be costly to replace and could require substantial lead time to replace and qualify for use. Our plant may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our trucks for some period of time. The inability to produce our trucks or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Our plan to build a network of hydrogen fueling stations will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles. In addition, we may not be able to open stations in certain states.

Our plan to build a network of hydrogen fueling stations in the United States will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our FCEV trucks. This planned construction of hydrogen stations is essential to persuading customers to pay a higher premium for our trucks. While we have constructed a prototype station, we have very limited experience in the actual provision of our refueling solutions to users and providing these services is subject to challenges, which include the logistics of rolling out our network of refueling stations and teams in appropriate areas, inadequate capacity or over capacity in certain areas, security risks, risk of damage to vehicles during charging or refueling and the potential for lack of customer acceptance of our services. We will need to ensure compliance with any regulatory requirements applicable in jurisdictions where our fueling stations will be located, including obtaining any required permits and land use rights, which could take considerable time and expense and is subject to the risk that government support in certain areas may be discontinued. In addition, given our lack of experience building and operating fueling stations, there could be unanticipated challenges which may hinder our ability to provide our bundled lease to customers or make the provision of our bundled leases costlier than anticipated. If we are unable to build, or experience delays in building, our network of hydrogen fueling stations, we may be unable to meet our fueling commitments under our bundled lease arrangements with customers and experience decreased sales or leases of our vehicles, which may negatively impact our business, prospects, financial condition and operating results.

We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling stations.

As a key component of our business model, we intend to establish a series of hydrogen fueling stations, and we intend to include the cost of hydrogen in the purchase price of our trucks. We intend to produce the hydrogen needed for these stations on site through electrolysis. To the extent we are unable to produce the hydrogen, we may be unable to establish these fueling stations and severely limit the usefulness of our trucks, or, if we are still able to establish these stations, we may be forced to sell hydrogen at a loss in order to maintain our commitments. We believe that this hydrogen incentive will be a significant driver for purchases of our trucks, and therefore, the failure to establish and roll out these hydrogen fueling stations in accordance with our expectations would materially adversely affect our business.

Our inability to cost-effectively source the energy requirements to conduct electrolysis at our fueling stations may impact the profitability of our bundled leases by making our hydrogen uneconomical compared to other vehicle fuel sources.

Our ability to economically produce hydrogen for our FCEV trucks requires us to secure a reliable source of electricity for each of our fueling stations at a price per kilowatt hour that is below the current retail rates in the geographic areas we target. An increase in the price of energy used to generate hydrogen through electrolysis would likely result in a higher cost of fuel for our FCEV trucks as well as increase the cost of distribution, freight and delivery and other operating costs related to vehicle manufacturing. We may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, because of our bundled lease model for FCEV trucks, which could have an adverse impact on our results of operations and financial condition.

Reservations for our trucks are cancellable.

As of June 30, 2020, we had reservations for 14,000 Nikola Two FCEV trucks. These reservations are subject to cancellation by the customer until the customer enters into a lease agreement or, in the case of Anheuser Busch, to the extent our trucks do not meet the vehicle specifications and delivery timelines specified in the contract with Anheuser Busch, as discussed further below. At times we have indicated that if we are able to sell or lease every truck which has been reserved, we would have $10 billion in projected revenue. Because all of our reservations are cancellable, it is possible that a significant number of customers who submitted reservations for our trucks may cancel those reservations.

Given the anticipated lead times between customer reservation and delivery of our trucks, there is a heightened risk that customers that have made reservations may not ultimately take delivery of vehicles due to potential changes in customer preferences, competitive developments and other factors. As a result, no assurance can be made that reservations will not be cancelled, or that reservations will ultimately result in the purchase or lease of a vehicle. Any cancellations could harm our financial condition, business, prospects and operating results.

In addition, the $10 billion in projected revenue is based on a number of assumptions, including a projected purchase price for our trucks. If the purchase price of the trucks ends up being different than anticipated, we may not achieve this level of revenue, even if all of the trucks subject to reservations are sold or leased.

While we currently have a contract with Anheuser Busch to lease up to 800 Nikola Two FCEV trucks, if we are unable to deliver our trucks according to the vehicle specifications and delivery timelines set forth in the contract, Anheuser Busch has the right to cancel its order for trucks. Moreover, the Anheuser Busch contract specifies lease terms and rental rates that may be hard for us to meet depending on our ability to develop our trucks and hydrogen network according to current design parameters and cost estimates. Any of these adverse actions related to the Anheuser Busch order could harm our financial condition, business, prospects and operating results.

While we do not currently have any leasing arrangements finalized, in the future we intend to offer a bundled leasing alternative to customers which exposes us to credit risk.

While we currently intend to offer bundled leasing of our trucks to potential customers through a third-party financing partner, we currently have no agreement in place with any potential financing partner. We can provide no assurance that a third-party financing partner would be able or willing to provide the leasing services on terms that we have stated in our published materials, or to provide financing at all. Furthermore, offering a leasing alternative to customers will expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfill its contractual obligations when they fall due. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results and results of operations.

We face significant barriers to produce our trucks, and if we cannot successfully overcome those barriers our business will be negatively impacted.

The trucking industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image and the need to establish sales, leasing, fueling and service locations. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

Our future growth is dependent upon the trucking industry’s willingness to adopt BEV and FCEV trucks.

Our growth is highly dependent upon the adoption by the trucking industry of alternative fuel and electric trucks. If the market for our BEV and FCEV trucks does not develop at the rate or to the extent that we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel and electric trucks is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.

Factors that may influence the adoption of alternative fuel and electric vehicles include:
•perceptions about BEV or FCEV truck quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of alternative fuel or electric vehicles;
•perceptions about vehicle safety in general, including the use of advanced technology, such as vehicle electronics, hydrogen fueling and storage and regenerative braking systems;
•the decline of vehicle efficiency resulting from deterioration over time in the ability of the battery to hold a charge;
•concerns about the availability of hydrogen stations, including those we plan to develop and deploy, which could impede our present efforts to promote FCEV trucks as a desirable alternative to diesel trucks;
•improvements in the fuel economy of internal combustion engines;
•the availability of service for alternative fuel or electric trucks;
•volatility in the cost of energy, oil, gasoline and hydrogen;
•government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
•the availability of tax and other governmental incentives to purchase and operate alternative fuel and electric trucks or future regulation requiring increased use of nonpolluting trucks;
•our ability to sell or lease trucks directly to business or customers dependent on state by state unique regulations and dealership laws;
•the availability of tax and other governmental incentives to sell hydrogen;
•perceptions about and the actual cost of alternative fuel; and
•macroeconomic factors.

Additionally, we may become subject to regulations that may require us to alter the design of our trucks, which could negatively impact customer interest in our products.

If our trucks fail to perform as expected, our ability to develop, market and sell or lease our alternative fuel and electric trucks could be harmed.

Once production commences, our trucks may contain defects in design and manufacture that may cause them not to perform as expected or may require repair. We currently have no frame of reference by which to evaluate the performance of our trucks upon which our business prospects depend. For example, our trucks will use a substantial amount of software to operate which will require modification and updates over the life of the vehicle. Software products are inherently complex and often contain defects and errors when first introduced.

There can be no assurance that we will be able to detect and fix any defects in the trucks’ hardware or software prior to commencing customer sales. We may experience recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations. Our trucks may not perform consistent with customers’ expectations or consistent with other vehicles which may become available. Any product defects or any other failure of our trucks to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

Although we hope to be among the first to bring BEV and FCEV Class 8 trucks to market, competitors may enter the market before our trucks, which could have an adverse effect on our business.

We face intense competition in trying to be among the first to bring our BEV and FCEV truck platforms to market, including from companies in our target markets with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, greater brand recognition and a larger number of managerial and technical personnel. If competitor’s trucks are brought to market before our trucks, we may experience a reduction in potential market share.

Many of our current and potential competitors, particularly international competitors, have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products.

We compete in a rapidly evolving and highly competitive industry, and a number of private and public companies have announced plans to offer BEV and/or FCEV semi-trucks, including companies such as Daimler, Hyundai, Tesla, Toyota and Volvo. Based on publicly available information, a number of these competitors have displayed prototype trucks and have announced target availability and production timelines, while others have launched pilot programs in some markets. In addition, we are aware that one potential competitor, BYD, is currently manufacturing and selling a Class 8 BEV truck. While some competitors may choose to offer BEV trucks, others such as Hyundai have announced they plan to offer FCEV trucks and invest in hydrogen stations for refueling. In addition, our principal competition for our trucks will also come from manufacturers of trucks with internal combustion engines powered by diesel fuel.

We expect competition in our industry to intensify in the future in light of increased demand and regulatory push for alternative fuel and electric vehicles. We cannot provide assurances that our trucks will be among the first to market, or that competitors will not build hydrogen fueling stations. Even if our trucks are among the first to market, we cannot assure you that customers will choose our vehicles over those of our competitors, or over diesel powered trucks.

Developments in alternative technology improvements in the internal combustion engine may adversely affect the demand for our trucks.

Significant developments in alternative technologies, such as advanced diesel, ethanol, or compressed natural gas or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Other fuels or sources of energy may emerge as customers’ preferred alternative to our truck platform. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and electric trucks, which could result in the loss of competitiveness of our trucks, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, we plan to upgrade or adapt our trucks and introduce new models in order to continue to provide trucks with the latest technology, in particular battery cell technology.

We have no experience servicing our vehicles. If we are unable to address the service requirements of our customers, our business will be materially and adversely affected.

Because we do not plan to begin production of our trucks until 2021 at the earliest, we have no experience servicing or repairing our vehicles. Servicing alternative fuel and electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We may decide to partner with a third party to perform some or all of the maintenance on our trucks, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. If we are unable to successfully address the service requirements of our customers, our business and prospects will be materially and adversely affected.

In addition, the motor vehicle industry laws in many states require that service facilities be available to service vehicles physically sold from locations in the state. While we anticipate developing a service program that would satisfy regulators in these circumstances, the specifics of our service program are still in development, and at some point may need to be restructured to comply with state law, which may impact on our business, financial condition, operating results and prospects.

Future product recalls could materially adversely affect our business, prospects, operating results and financial condition.

Any product recall in the future may result in adverse publicity, damage our brand and materially adversely affect our business, prospects, operating results and financial condition. In the future, we may voluntarily or involuntarily, initiate a recall if any of our vehicles or electric powertrain components (including the fuel cell or batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

Once our trucks are in production, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

If we are unable to attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel.

Competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition and results of operations.

We are highly dependent on the services of Trevor R. Milton, our Executive Chairman.

We are highly dependent on the services of Trevor R. Milton, our Executive Chairman, and largest stockholder. Mr. Milton is the source of many, if not most, of the ideas and execution driving Nikola. If Mr. Milton were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged.

Increases in costs, disruption of supply or shortage of raw materials, particularly lithium-ion battery cells, could harm our business.

Once we begin commercial production of vehicles, we may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

•the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric vehicle industry as demand for such cells increases;
•disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and
•an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

Any disruption is the supply of battery cells could temporarily disrupt production of the Nikola Tre BEV truck until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices.

Manufacturing in collaboration with partners is subject to risks.

In 2019, we partnered with Iveco, a subsidiary of CNHI, to manufacture the Nikola Tre BEV truck at the Iveco manufacturing plant in Ulm, Germany through a joint venture with CNHI, which is expected to commence operations in the third quarter of 2020. We currently intend to begin production of the Nikola Tre BEV truck at the Iveco plant in 2021, with deliveries beginning in the same year. We expect that 40 million Euros will be invested into the manufacturing plant to prepare it for assembly. Collaboration with third parties for the manufacturing of trucks is subject to risks with respect to operations that are outside our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. There is risk of potential disputes with partners, and we could be affected by adverse publicity related to our partners whether or not such publicity is related to their collaboration with us. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our partners’ products. In addition, although we are involved in each step of the supply chain and manufacturing process, because we also rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards.

We may be unable to enter into new agreements or extend existing agreements with manufacturers on terms and conditions acceptable to us and therefore may need to contract with other third parties or significantly add to our own production capacity. There can be no assurance that in such event we would be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms or at all. The expense and time required to complete any transition, and to assure that vehicles manufactured at facilities of new manufacturers comply with our quality standards and regulatory requirements, may be greater than anticipated. Any of the foregoing could adversely affect our business, results of operations, financial condition and prospects.

We are or may be subject to risks associated with strategic alliances or acquisitions.

We have entered into, and may in the future enter into additional, strategic alliances, including joint ventures or minority equity investments with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our vehicles at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles will be purchased by us from a single source, especially with respect to hydrogen fuel cells and batteries. We refer to these component suppliers as our single source suppliers. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us.

A significant benefit of our joint venture with Iveco is the ability to leverage Iveco’s existing assortment of parts, thereby decreasing our purchasing expenses. While this relationship gives us access to use an existing supplier base with the hopes of accelerating procurement of components at favorable prices, there is no guarantee that this will be the case. In addition, we could experience delays if our suppliers do not meet agreed upon timelines or experience capacity constraints.

The battery efficiency of electric trucks will decline over time, which may negatively influence potential customers’ decisions whether to purchase our trucks.
We anticipate the range of our BEV and FCEV vehicles to be up to 400 to 750 miles before needing to refuel, but that range will decline over time as the battery deteriorates. We currently expect a 3% to 4% decline in the battery life per year, which will decrease the range of our trucks over 5 years by approximately 20%. Other factors such as usage, time and stress patterns may also impact the battery’s ability to hold a charge, which would decrease our trucks’ range before needing to refuel. Such battery deterioration and the related decrease in range may negatively influence potential customer decisions.

Our trucks will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

The battery packs within our trucks will make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, once our trucks are commercially available, a field or testing failure of our vehicles or other battery packs that we produce could occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our trucks, could seriously harm our business and reputation.

In addition, once we begin manufacturing our trucks, we will need to store a significant number of lithium-ion cells at our facility. Any mishandling of battery cells may cause disruption to the operation of our facility. While we have implemented safety procedures related to the handling of the cells, a safety issue or fire related to the cells could disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Any unauthorized control or manipulation of our vehicles’ systems could result in loss of confidence in us and our vehicles and harm our business.

Our trucks contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our trucks and related systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, trucks and systems to gain control of or to change our trucks’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the truck. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our trucks or their systems, or any loss of customer data, could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our trucks, systems or data, as well as other factors that may result in the perception that our trucks, systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.

We plan to outfit our trucks with in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems, which we have yet to develop. Our systems will be vulnerable to damage or interruption from, among others, fire, terrorist attacks, natural disasters, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Our data centers could also be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our data centers could result in lengthy interruptions in our service. In addition, our trucks are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.

We are subject to substantial regulation and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.

Our alternative fuel and electric trucks, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. We expect to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, including but not limited to:

•increased subsidies for corn and ethanol production, which could reduce the operating cost of vehicles that use ethanol or a combination of ethanol and gasoline; and
•increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.

To the extent the laws change, our trucks may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

Our operations, will be subject to international, federal, state, and/or local environmental laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations.
Contamination at properties we will own and operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our planned manufacturing facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business prospects and operating results.

We intend to retain certain personal information about our customers and may be subject to various privacy laws.

We intend to use our trucks’ electronic systems to log information about each vehicle’s use in order to aid us in vehicle diagnostics, repair and maintenance. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Possession and use of our customers’ information in conducting our business may subject us to legislative and regulatory burdens in the United States and the European Union that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. Non-compliance or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

We face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We anticipate having international operations and subsidiaries in Germany, Austria, and Italy that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have no experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our alternative fuel and electric trucks and require significant management attention.

These risks include:

•conforming our trucks to various international regulatory requirements where our trucks are sold, or homologation;
•development and construction of our hydrogen refueling network;
•difficulty in staffing and managing foreign operations;
•difficulties attracting customers in new jurisdictions;
•foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;
•fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;
•United States and foreign government trade restrictions, tariffs and price or exchange controls;
•foreign labor laws, regulations and restrictions;
•changes in diplomatic and trade relationships;
•political instability, natural disasters, war or events of terrorism; and
•the strength of international economies.

If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

Our ability to use net operating losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code and may be subject to further limitation as a result of future transactions.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any cumulative change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in the years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards is equal to the product of the applicable long-term tax exempt rate and the value of the company's stock immediately before the ownership change. As a result, we may be unable to offset our taxable income with net operating losses, or our tax liability with credits, before these losses and credits expire.

In addition, it is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock) will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our net operating losses from periods prior to this ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes that are already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations.

Due to cumulative losses, we maintain a valuation allowance against U.S. and state deferred tax assets.

We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and may negatively impact our sales and marketing activities, the construction schedule of our hydrogen fueling stations and our manufacturing plant in Arizona, and the production schedule of our trucks. For example, the headquarters of our partner, Iveco, located in Italy, was shut down for two months due to COVID-19. In addition, various aspects of our business, manufacturing plant and hydrogen fueling station building process, cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our manufacturing and building plans, sales and marketing activities, business and results of operations.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers, vendors and business partners to perform, including third party suppliers’ ability to provide components and materials used in our trucks. We may also experience an increase in the cost of raw materials used in our commercial production of trucks. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could have a material adverse effect on the demand for our trucks. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our trucks for other traditional options, and cancel reservations for our trucks. Decreased demand for our trucks, particularly in the United States and Europe, could negatively affect our business.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our battery-electric vehicles and fuel cell electric vehicles trucks in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.
While certain tax credits and other incentives for alternative energy production, alternative fuel and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business and prospects may be adversely affected.

We anticipate applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies, as well as the sale of hydrogen. For example, we intend to initially build our hydrogen fueling stations in California, in part because of the incentives that are available. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.
We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our vehicles or components, which could make it more difficult for us to operate our business. We may receive inquiries from patent or trademark owners inquiring whether we infringe their proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, fuel cells or electronic power management systems may allege infringement of such rights. In response to a determination that we have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
•cease development, sales, or use of vehicles that incorporate the asserted intellectual property;
•pay substantial damages;
•obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all; or
•redesign one or more aspects or systems of our trucks.

A successful claim of infringement against us could materially adversely affect our business, prospects, operating results and financial condition. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.

We also plan to license patents and other intellectual property from third parties, including suppliers and service providers, and we may face claims that our use of this in-licensed technology infringes the intellectual property rights of others. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•any patent applications we submit may not result in the issuance of patents;
•the scope of our issued patents may not be broad enough to protect our proprietary rights;
•our issued patents may be challenged and/or invalidated by our competitors;
•the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;
•current and future competitors may circumvent our patents; and
•our in-licensed patents may be invalidated, or the owners of these patents may breach our license arrangements.

Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States.

Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results.

We may be subject to risks associated with autonomous driving technology.

Our trucks will be designed with connectivity for future installation of an autonomous hardware suite and we plan to partner with a third-party software provider in the future to implement autonomous capabilities. However, we cannot guarantee that we will be able to identify a third party to provide the necessary hardware and software to enable driverless Level 4 or Level 5 autonomy in an acceptable timeframe, on terms satisfactory to us, or at all. Autonomous driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our autonomous driving systems occur, we could be subject to liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

The evolution of the regulatory framework for autonomous vehicles is outside of our control and we cannot guarantee that our trucks will achieve the requisite level of autonomy to enable driverless systems within our projected timeframe, if ever.

There are currently no federal U.S. regulations pertaining to the safety of self-driving vehicles. However, the National Highway Traffic and Safety Administration has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. This patchwork increases the difficulty in legal compliance for our vehicles. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the U.S. and foreign countries and may restrict autonomous driving features that we may deploy.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our executive officers and directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of June 30, 2020, each of Trevor R. Milton, our Executive Chairman, and Mark A. Russell, our President and Chief Executive Officer, beneficially owns, directly or indirectly, approximately 25.4% and 13.5%, respectively, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 52.0% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation, or our Certificate of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact its price.

Our public warrants to purchase 23.0 million shares of common stock became exercisable on July 17, 2020, and must be exercised by 5:00 p.m. New York City time on August 21, 2020, or they will be redeemed by us for a redemption price of $0.01 per warrant. The exercise price of the public warrants is currently $11.50 per share. To the extent the public warrants are exercised, additional shares of our common stock will be issued at a price that may be lower than the prevailing market price, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market and may adversely affect prevailing market prices for our common stock. In addition, we recently entered into an amendment to the Registration Rights and Lock-Up Agreement with certain stockholders that, among other things, permits certain entities affiliated with our founders to transfer up to 16% of the shares owned by such entities in connection with pledges of such shares as security or collateral to incur debt for the purpose of acquiring additional shares of our common stock. Such entities may transfer additional shares in excess of 16% to repay such indebtedness on the maturity of such indebtedness, to satisfy a margin call by the lender or if otherwise required by the lender thereof. An entity affiliated with our Executive Chairman has expressed an intention to purchase shares of common stock in one or a series of related private transactions. If these or other transactions are financed with borrowings secured by a pledge of shares of our common stock, a subsequent margin call could result in a substantial amount of additional shares becoming freely tradable prior to the expiration of the applicable lock-up period. These or other sales, or the potential sales, of substantial numbers of shares in the public market by stockholders upon termination of applicable contractual lock-up agreements or by holders of exercised public warrants could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.

As of June 30, 2020, we had outstanding approximately 360.9 million shares of common stock and warrants to purchase approximately 23.9 million shares of common stock. In addition, we intend to register for sale shares of our common stock issuable under our equity compensation plans, including approximately 39.7 million shares issuable upon the exercise of outstanding options granted under our 2017 Option Plan, 20.0 million shares available for future issuance under our 2020 Stock Plan, 4.0 million shares available for future issuance under our 2020 ESPP, as well as any automatic increases in the number of shares of common stock reserved for future issuance under our 2020 Stock Plan and our 2020 ESPP. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

Our stock price is volatile, and you may not be able to sell shares of our common stock at or above the price you paid.

The trading price of our common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•actual or anticipated fluctuations in operating results;
•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•issuance of new or updated research or reports by securities analysts or changed recommendations for our stock or the transportation industry in general;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•operating and share price performance of other companies that investors deem comparable to us;
•our focus on long-term goals over short-term results;
•the timing and magnitude of our investments in the growth of our business;
•actual or anticipated changes in laws and regulations affecting our business;
•additions or departures of key management or other personnel;
•disputes or other developments related to our intellectual property or other proprietary rights, including litigation;
•our ability to market new and enhanced products and technologies on a timely basis;
•sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
•changes in our capital structure, including future issuances of securities or the incurrence of debt; and
•general economic, political and market conditions.

In addition, the stock market in general, and The Nasdaq Stock Market LLC in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities Legacy Nikola has not done previously. For example, we created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Legacy Nikola as a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable after the Business Combination. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in VectoIQ’s initial public offering, consummated on May 15, 2018. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for our common stock and the price of our common stock may be more volatile.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Certificate of Incorporation. In addition, our Certificate of Incorporation and our amended and restated bylaws, or our Bylaws, will provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federals court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

If securities or industry analysts issue an adverse recommendation regarding our stock or do not publish research or reports about our company, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock, change their price targets, issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Investing in our common stock involves risks. Before you make a decision to buy our common stock, in addition to the risks and uncertainties discussed above under “Forward-Looking Statements,” you should carefully consider the risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Description
2.1	+
Business Combination Agreement by and among VectoIQ Acquisition Corp., VCTIQ Merger Sub Corp., and Nikola Corporation, dated March 2, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020).

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-239185) (as amended, the “Re-Sale S-1”)).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 8, 2020 (the “Super 8-K”)).
4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Super 8-K).
4.2		Form of Warrant of the Company (incorporated by reference to Exhibit 4.2 to the Super 8-K).
4.3
Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated May 15, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 21, 2018).

4.4		Registration Rights and Lock-Up Agreement by and among the Company and certain stockholders of the Company, dated June 3, 2020 (incorporated by reference to Exhibit 4.4 to the Re-Sale S-1).
4.5
Amendment No. 1 to Registration Rights and Lock-Up Agreement by and among the Company and certain stockholders of the Company, dated July 17, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 23, 2020).

4.6		Form of Lock-Up Agreement by and between the Company and certain stockholders, dated June 3, 2020 (incorporated by reference to Exhibit 4.5 to the Super 8-K).
4.7		Lock-Up Agreement by and between the Company and WI Ventures LLC, dated June 3, 2020 (incorporated by reference to Exhibit 4.6 to the Super 8-K).
10.1
Form of Subscription Agreement by and between the Company and certain purchasers, dated March 2, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2020).

10.2
Form of Subscription Agreement by and between the Company and entities affiliated with Fidelity Management & Research Company, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 to the Super 8-K).

10.3	#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.3 to the Super 8-K).
10.4	#	Nikola Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Super 8-K).
10.5	#
Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement under the Nikola Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 (File No. 333-237179) (as amended, the “S-4”)).

10.6	#	Nikola Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Super 8-K).

10.7	#	Employment Agreement by and between Nikola Corporation and Trevor R. Milton, dated July 13, 2016 (incorporated by reference to Exhibit 10.7 to the S-4).
10.8	#	Offer Letter from Nikola Corporation to Mark A. Russell, dated February 8, 2019 (incorporated by reference to Exhibit 10.8 to the S-4).
10.9	#	Offer Letter from Nikola Corporation to Kim J. Brady, dated October 17, 2017 (incorporated by reference to Exhibit 10.9 to the S-4).
10.10	#	Offer Letter from Nikola Corporation to Joseph R. Pike, dated January 1, 2018 (incorporated by reference to Exhibit 10.10 to the S-4).
10.11	#	Offer Letter from Nikola Corporation to Britton M. Worthen, dated March 26, 2019 (incorporated by reference to Exhibit 10.11 to the S-4).
10.12	#	Executive Employment Agreement by and between the Company and Trevor R. Milton, dated June 3, 2020 (incorporated by reference to Exhibit 10.12 to the Super 8-K).
10.13	#	Executive Employment Agreement by and between the Company and Mark A. Russell, dated June 3, 2020 (incorporated by reference to Exhibit 10.13 to the Super 8-K).
10.14	#	Executive Employment Agreement by and between the Company and Kim J. Brady, dated June 3, 2020 (incorporated by reference to Exhibit 10.14 to the Super 8-K).
10.15	#	Executive Employment Agreement by and between the Company and Joseph R. Pike, dated June 3, 2020 (incorporated by reference to Exhibit 10.15 to the Super 8-K).
10.16	#	Executive Employment Agreement by and between the Company and Britton M. Worthen, dated June 3, 2020 (incorporated by reference to Exhibit 10.16 to the Super 8-K).
10.17	#	Nikola Corporation 2017 Stock Option Plan, dated July 10, 2017 (incorporated by reference to Exhibit 10.6 to the S-4).
10.18	#	Founder Stock Option Plan, dated November 9, 2018 (incorporated by reference to Exhibit 10.5 to the S-4).
10.19		Redemption Agreement by and between the Company and M&M Residual, LLC, dated June 3, 2020 (incorporated by reference to Exhibit 10.18 to the Super 8-K).
10.20		Lease Agreement by and between DARED 90 LLC and Nikola Corporation, dated February 13, 2018 (incorporated by reference to Exhibit 10.12 to the S-4).
10.21	*
Master Industrial Agreement by and among Nikola Corporation, CNH Industrial N.V. and Iveco S.p.A., dated September 3, 2019, as amended by Amendment to Master Industrial Agreement, dated December 26, 2019, Second Amendment to Master Industrial Agreement, dated January 31, 2020, and Third Amendment to Master Industrial Agreement, dated February 28, 2020 (incorporated by reference to Exhibit 10.13 to the S-4).

10.22	*
Amended and Restated European Alliance Agreement by and between Nikola Corporation, Iveco S.p.A., and solely with respect to Sections 9.5 and 16.18, CNH Industrial N.V., dated February 28, 2020 (incorporated by reference to Exhibit 10.14 to the S-4).

10.23	*	Commercial Letter by and between Nikola Corporation and Nimbus Holdings LLC, dated March 2, 2020 (incorporated by reference to Exhibit 10.15 to the S-4).
10.24	*	Master Agreement by and between Anheuser-Busch, LLC and Nikola Corporation (formerly Nikola Motor Company, LLC), dated February 22, 2018 (incorporated by reference to Exhibit 10.16 to the S-4).
10.25		Commercial Framework Agreement by and between Nikola Corporation and Green Nikola Holdings LLC, dated November 9, 2018 (incorporated by reference to Exhibit 10.17 to the S-4).
10.26	*	Supply Agreement by and between Nel ASA and Nikola Corporation (formerly Nikola Motor Company, LLC), dated June 28, 2018 (incorporated by reference to Exhibit 10.18 to the S-4).
10.27	*	European Supply Agreement by and among Nikola Iveco Europe B.V., IVECO S.p.A. and Nikola Corporation, dated April 9, 2020 (incorporated by reference to Exhibit 10.23 to the S-4).
10.28	*
North American Supply Agreement by and among Nikola Iveco Europe B.V., Nikola Corporation, and solely with respect to Sections 2, 4.2, 4.8 and 6.2.2, Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.24 to the S-4).

10.29	*	Technical Assistance Service Agreement by and between Nikola Corporation and Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.25 to the S-4).
10.30	*	S-Way Platform and Product Sharing Contract by and between Nikola Corporation and Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.26 to the S-4).
10.31	*
Nikola Technology License Agreement by and among Nikola Iveco Europe B.V., Nikola Corporation, and solely with respect to Sections 4.3, 4.4, 4.5 and 4.6, Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.27 to the S-4).

10.32	*
Iveco Technology License Agreement by and among Nikola Iveco Europe B.V., Iveco S.p.A., and solely with respect to Sections 4.3, 4.4, 4.5, and 4.6, Nikola Corporation, dated April 9, 2020 (incorporated by reference to Exhibit 10.28 to the S-4).

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance.
101.SCH		Inline XBRL Extension Calculation Linkbase.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (formatted as Inline XBRL).
________________
+ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
# Indicates management contract or compensatory plan or arrangement.
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

^ In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKOLA CORPORATION

	By:	/s/ Mark A. Russell
Mark A. Russell
President and Chief Executive Officer
Principal Executive Officer

	By:	/s/ Kim J. Brady
Kim J. Brady
Chief Financial Officer
Principal Financial and Accounting Officer
Date: August 4, 2020