Form 10-Q
period 2020-09-30
Nikola Corp
filed 2020-11-09
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of November 5, 2020, there were 384,087,674 shares of the registrant’s common stock outstanding.

NIKOLA CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$907,530	$85,688
Restricted cash and cash equivalents	10,952	—
Accounts receivable, net	249	770
Prepaid in-kind services	63,358	—
Prepaid expenses and other current assets	3,800	4,423
Total current assets	985,889	90,881
Restricted cash and cash equivalents	4,000	4,144
Long-term deposits	17,303	13,223
Property and equipment, net	61,313	53,378
Intangible assets, net	62,466	62,513
Goodwill	5,238	5,238
Other assets	19	53
Total assets	$1,136,228	$229,430
Liabilities and stockholders' equity
Current liabilities
Accounts payable	10,277	5,113
Accrued expenses and other current liabilities	22,579	11,425
Customer deposits	6,913	—
Term note, current	4,100	—
Total current liabilities	43,869	16,538
Term note	—	4,100
Other long-term liabilities	11,577	12,212
Deferred tax liabilities, net	1,076	1,072
Total liabilities	56,522	33,922
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 384,083,110 and 270,826,092 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	39	27
Additional paid-in capital	1,505,422	383,961
Accumulated deficit	(425,755)	(188,480)
Total stockholders' equity	1,079,706	195,508
Total liabilities and stockholders' equity	$1,136,228	$229,430
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Solar revenues	$—	$296	$95	$433
Cost of solar revenues	—	141	72	227
Gross profit	—	155	23	206
Operating expenses:
Research and development	51,473	9,482	118,092	44,733
Selling, general, and administrative	65,826	3,693	117,886	15,538
Total operating expenses	117,299	13,175	235,978	60,271
Loss from operations	(117,299)	(13,020)	(235,955)	(60,065)
Other income (expense):
Interest income, net	172	411	259	1,082
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	(2,844)	—	(3,339)
Loss on forward contract liability	—	—	(1,324)	—
Other income (expense), net	(340)	85	(251)	95
Loss before income taxes	(117,467)	(15,368)	(237,271)	(62,227)
Income tax expense	2	146	4	150
Net loss	$(117,469)	$(15,514)	$(237,275)	$(62,377)
Premium paid on repurchase of redeemable convertible preferred stock	$—	$—	$(13,407)	$—
Net loss attributable to common stockholders, basic and diluted	$(117,469)	$(15,514)	$(250,682)	$(62,377)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.06)	$(0.79)	$(0.24)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	377,660,477	260,534,724	318,315,891	260,449,607
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2020	360,910,639	$36	$1,189,845	$(308,286)	$881,595
Exercise of stock options	294,665	—	320	—	320
Common stock issued for warrants exercised	22,877,806	3	263,061	—	263,064
Stock-based compensation	—	—	52,196	—	52,196
Net loss	—	—	—	(117,469)	(117,469)
Balance as of September 30, 2020	384,083,110	$39	$1,505,422	$(425,755)	$1,079,706

	Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	82,297,742	$383,987	60,167,334	$1	$—	$(188,480)	$(188,479)
Retroactive application of recapitalization	(82,297,742)	(383,987)	210,658,758	26	383,961	—	383,987
Adjusted balance, beginning of period	—	—	270,826,092	27	383,961	(188,480)	195,508
Issuance of Series D redeemable convertible preferred stock, net of $8,403 issuance costs (1)	—	—	6,581,340	1	56,249	—	56,250
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	9,443,353	1	91,998	—	91,999
Business Combination and PIPE financing	—	—	72,272,942	7	616,213	—	616,220
Exercise of stock options	—	—	2,081,577	—	2,204	—	2,204
Stock-based compensation	—	—	—	—	91,736	—	91,736
Common stock issued for warrants exercised	—	—	22,877,806	3	263,061	—	263,064
Net loss	—	—	—	—	—	(237,275)	(237,275)
Balance as of September 30, 2020	—	—	384,083,110	39	1,505,422	(425,755)	1,079,706

See accompanying notes to the consolidated financial statements.

(1) Issuance of Series D redeemable convertible preferred stock has been retroactively restated to give effect to the recapitalization transaction.

	Three Months Ended September 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	76,817,224	$278,062	60,166,667	$1	$9,491	$(145,590)	$(136,098)
Retroactive application of recapitalization	(76,817,224)	(278,062)	200,239,676	25	278,037	—	278,062
Adjusted balance, beginning of period	—	—	260,406,343	26	287,528	(145,590)	141,964
Issuance of Series D redeemable convertible preferred stock, net of $4,375 issuance costs (1)	—	—	6,671,998	1	60,624	—	$60,625
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	5,132,291	—	50,000	—	$50,000
Exercise of stock options	—	—	563	—	—	—	$—
Stock-based compensation	—	—	—	—	1,185	—	1,185
Net loss	—	—	—	—	—	(15,514)	(15,514)
Balance as of September 30, 2019	—	$—	272,211,195	$27	$399,337	$(161,104)	$238,260

(1) Issuance of Series D redeemable convertible preferred stock has been retroactively restated to give effect to the recapitalization transaction.
See accompanying notes to the consolidated financial statements.

	Nine Months Ended September 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	76,817,224	$278,062	60,166,667	$1	$6,742	$(98,565)	$(91,822)
Retroactive application of recapitalization	(76,817,224)	(278,062)	200,239,676	25	278,037	—	278,062
Adjusted balance, beginning of period	—	—	260,406,343	26	284,779	(98,565)	186,240
Issuance of Series D redeemable convertible preferred stock, net of $4,375 issuance costs (1)	—	—	6,671,998	1	60,624	—	$60,625
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	5,132,291	—	50,000	—	$50,000
Exercise of stock options	—	—	563	—	—	—	$—
Stock-based compensation	—	—	—	—	3,772	—	3,772
Cumulative effect of ASU 2018-07 adoption	—	—	—	—	162	(162)	—
Net loss	—	—	—	—	—	(62,377)	(62,377)
Balance as of September 30, 2019	—	$—	272,211,195	$27	$399,337	$(161,104)	$238,260

(1) Issuance of Series D redeemable convertible preferred stock has been retroactively restated to give effect to the recapitalization transaction.
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(237,275)	$(62,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,255	1,104
Stock-based compensation	91,736	3,772
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	3,339
Deferred income taxes	4	150
Non-cash in-kind services	28,642	—
Loss on forward contract liability	1,324	—
Changes in operating assets and liabilities:
Accounts receivable, net	521	(495)
Prepaid expenses and other current assets	(334)	38
Accounts payable, accrued expenses and other current liabilities	19,402	(10,627)
Customer deposits	6,823	—
Other long-term liabilities	—	148
Net cash used in operating activities	(84,902)	(64,948)
Cash flows from investing activities
Purchases of property and equipment	(5,855)	(6,328)
Deposits for property and equipment	(9,325)	(8,135)
Investment in joint venture	(15)	—
Cash paid towards build-to-suit lease	—	(18,186)
Net cash used in investing activities	(15,195)	(32,649)
Cash flows from financing activities
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs paid	50,349	65,000
Business Combination and PIPE financing, net of issuance costs paid	616,726	—
Proceeds from the exercise of stock options	2,204	—
Proceeds from the exercise of stock warrants, net of issuance costs paid	263,064	—
Proceeds from landlord of finance lease	889	—
Payments to landlord for finance lease	(485)	—
Proceeds from note payable	4,134	—
Payment of note payable	(4,134)	—
Net cash provided by financing activities	932,747	65,000
Net increase (decrease) in cash and cash equivalents, including restricted cash	832,650	(32,597)
Cash and cash equivalents, including restricted cash, beginning of period	89,832	173,956
Cash and cash equivalents, including restricted cash, end of period	$922,482	$141,359
Supplementary cash flow disclosures:
Cash paid for interest	$617	$83
Cash interest received	$887	$1,156
Supplementary disclosures for noncash investing and financing activities:
Accrued purchases and deposits of property and equipment	$2,136	$5,251
Accrued Series D redeemable convertible preferred stock issuance costs	$—	$4,375
Non-cash prepaid in-kind services	$63,358	$—
Accrued Business Combination and PIPE transaction costs	$285	$—
Net liabilities assumed from VectoIQ in Business Combination	$221	$—
Non-cash acquisition of license	$—	$50,000
Property acquired through build-to-suit lease	$—	$3,243
Settlement of forward contract liability	$1,324	$—
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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share issued to Legacy Nikola's stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Nikola redeemable convertible preferred stock and Legacy Nikola common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. Activity within the statement of stockholders' equity for the issuances and repurchases of Legacy Nikola's redeemable convertible preferred stock, were also retroactively converted to Legacy Nikola common stock.

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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Comprehensive Loss
Comprehensive loss includes all changes in equity during a period from non-owner sources. Through September 30, 2020, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented. The Company does not have any foreign currency translation adjustments as a component of other comprehensive loss through September 30, 2020, as the functional currency of all subsidiaries is the U.S. Dollar.
(b)Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and restricted cash and cash equivalents. The Company's cash is placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company limits its concentration of risk in cash equivalents by diversifying its investments among a variety of industries and issuers. The Company has not experienced any credit loss relating to its cash equivalents.
(c)Concentration of Supplier Risk
The Company is not currently in the commercial production stage and generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk during the periods ended September 30, 2020 and 2019.
(d)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of September 30, 2020 and December 31, 2019, the Company had $907.5 million and $85.7 million of cash and cash equivalents, which included cash equivalents of $662.3 million and $73.0 million of highly liquid investments at September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020 and December 31, 2019, the Company had $4.1 million in an escrow account related to the securitization of the term loan with JP Morgan Chase included in restricted cash and cash equivalents. Additionally, as of September 30, 2020 and December 31, 2019, the Company had $4.0 million and zero, respectively, included in non-current restricted cash and cash equivalents for the required deposit to Pinal Land Holdings, LLC ("PLH") during construction of the manufacturing facility in Coolidge, Arizona. Further, as of September 30, 2020 and December 31, 2019, the Company had $6.9 million and zero, respectively, in refundable customer deposits included in current restricted cash and cash equivalents. The customer deposits range from $100 to $5,000, depending on the reservation package and are primarily related to the Badger truck pre-orders.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$907,530	$85,688
Restricted cash and cash equivalents – current	10,952	—
Restricted cash and cash equivalents – non-current	4,000	4,144
Cash, cash equivalents and restricted cash and cash equivalents	$922,482	$89,832
(e)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$662,275	$—	$—	$662,275
Restricted cash equivalents – money market	$4,100	$—	$—	$4,100

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$73,005	—	—	$73,005
Restricted cash equivalents – money market	4,144	—	—	4,144
In September 2019, Legacy Nikola entered into an agreement that required Legacy Nikola to issue, and the investor to purchase, Series D redeemable convertible preferred stock at a fixed price in April 2020 (the “Forward Contract Liability”), which was accounted for as a liability. The liability was remeasured to its fair value each reporting period and at settlement, which occurred in April 2020 with the issuance of Series D redeemable convertible preferred stock. The change in fair value was recognized in other income (expense) on the consolidated statements of operations. The change in fair value of the Forward Contract Liability was as follows:

Balance as of December 31, 2019	—
Change in fair value	1,324
Settlement of forward contract liability	$(1,324)
Balance as of September 30, 2020	$—

In determining the fair value of the forward contract liability, estimates and assumptions impacting fair value included the estimated future value of the Company's Series D redeemable convertible preferred stock, discount rates and estimated time to liquidity. The following reflects the significant quantitative inputs used:

	As of
	April 10, 2020	December 31, 2019
Estimated future value of Series D redeemable convertible preferred stock	$10.00	$9.74
Discount rate	—%	1.56%
Time to liquidity (years)	0	0.3
(f)Investments
Variable Interest Entities
The Company may enter into investments in entities that are considered variable interest entities ("VIE") under ASC 810. A VIE is an entity that has either insufficient equity to permit the entity to finance its activities without additional subordinated financial support or equity investors who lack the characteristics of a controlling financial interest. If the Company is a primary beneficiary of a VIE, it is required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the Company. If the Company is not the primary beneficiary and an ownership interest is held in the entity, the interest is accounted for under the equity method of accounting. The Company continuously assesses whether it is the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in changing conclusions.
Equity Method

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Investments in which the Company can exercise significant influence, but do not control, are accounted for using the equity method and are presented on the consolidated balance sheets. The Company’s share of the net earnings or losses of the investee is presented within the consolidated statements of operations. The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Distributions received from equity method investees are presented in the consolidated statements of cash flows based on the cumulative earnings approach, whereby distributions received from equity method investments are classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter.

(g)Recent Accounting Pronouncements
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
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. These new leasing standards are effective for the Company beginning January 1, 2021, with early adoption permitted. The Company expects to adopt utilizing the modified retrospective transition method without restating comparative periods. In addition, the Company expects to elect certain practical expedients, including the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. While the Company continues to assess the impact of this guidance, the Company expects the most significant effects will relate to the recognition of right of use assets and lease liabilities on the consolidated balance sheet, enhanced disclosures, and the derecognition of existing build-to-suit assets and liabilities for the Company's lease of its Phoenix headquarters.
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

3. BUSINESS COMBINATION

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 3, 2020, the Company and VectoIQ consummated the merger contemplated by the Business Combination Agreement, with Legacy Nikola surviving the merger as a wholly-owned subsidiary of VectoIQ. Immediately prior to the closing of the Business Combination, all shares of outstanding redeemable convertible preferred stock of Legacy Nikola were automatically converted into shares of the Company's common stock. Upon the consummation of the Business Combination, each share of Legacy Nikola common stock issued and outstanding was canceled and converted into the right to receive 1.901 shares (the "Exchange Ratio") of the Company's common stock (the "Per Share Merger Consideration").

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

In connection with the execution of the Business Combination Agreement, VectoIQ entered into separate subscription agreements (each, a "Subscription Agreement") with a number of investors (each a "Subscriber"), pursuant to which the Subscribers agreed to purchase, and VectoIQ agreed to sell to the Subscribers, an aggregate of 52,500,000 shares of the Company's common stock (the "PIPE Shares"), for a purchase price of $10.00 per share and an aggregate purchase price of $525.0 million, in a private placement pursuant to the subscription agreements (the "PIPE"). The PIPE investment closed simultaneously with the consummation of the Business Combination.

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

Immediately following the Business Combination, pursuant to a redemption agreement, Nikola redeemed 7,000,000 shares of common stock from M&M Residual, LLC at a purchase price of $10.00 per share. See Note 7 “Related Party Transactions” for further details on the transaction.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the nine months ended September 30, 2020:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recapitalization
Cash - VectoIQ's trust and cash (net of redemptions)	$238,358
Cash - PIPE	525,000
Less: transaction costs and advisory fees paid	(51,210)
Less: VectoIQ loan payoff in conjunction with close	(422)
Less: M&M Residual redemption	(70,000)
Less: Nimbus repurchase	(25,000)
Net Business Combination and PIPE financing	616,726
Less: non-cash net liabilities assumed from VectoIQ	(221)
Less: accrued transaction costs and advisory fees	(285)
Net contributions from Business Combination and PIPE financing	$616,220

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	22,986,574
Less: redemption of VectoIQ shares	(2,702)
Common stock of VectoIQ	22,983,872
VectoIQ Founder Shares	6,640,000
Shares issued in PIPE	52,500,000
Less: M&M Residual redemption	(7,000,000)
Less: Nimbus repurchase	(2,850,930)
Business Combination and PIPE financing shares	72,272,942
Legacy Nikola shares (1)	288,631,536
Total shares of common stock immediately after Business Combination	360,904,478

(1) The number of Legacy Nikola shares was determined from the 151,831,441 shares of Legacy Nikola common stock outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 1.901. All fractional shares were rounded down.
4.BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2020 and December 31, 2019, respectively:

	As of
	September 30, 2020	December 31, 2019
Materials and supplies	$—	$1,872
Prepaid expenses and current assets	3,800	2,551
Total prepaid expenses and other current assets	$3,800	$4,423

During the three and nine months ended September 30, 2020, the Company expensed $1.9 million of materials and supplies previously reflected in other current assets to research and development.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property and Equipment
Property and equipment consist of the following at September 30, 2020 and December 31, 2019, respectively:

	As of
	September 30, 2020	December 31, 2019
Machinery and equipment	$14,467	$13,483
Furniture and fixtures	1,480	1,228
Leasehold improvements	1,447	1,437
Software	2,871	1,909
Building	33,248	33,248
Construction-in-progress	13,693	4,264
Other	1,815	1,309
Property and equipment, gross	69,021	56,878
Less: accumulated depreciation and amortization	(7,708)	(3,500)
Total property and equipment, net	$61,313	$53,378

Depreciation expense for the three months ended September 30, 2020 and 2019 was $1.5 million and $0.6 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $4.2 million and $1.1 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2020 and December 31, 2019, respectively:

	As of
	September 30, 2020	December 31, 2019
Accrued payroll and payroll related expenses	$1,679	$1,385
Accrued stock issuance and transaction costs	285	4,695
Accrued outsourced engineering services	8,979	3,205
Accrued legal expenses	5,978	243
Other accrued liabilities	4,931	1,237
Current portion of lease financing liability	727	660
Total accrued expenses and other current liabilities	$22,579	$11,425
5.INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-process R&D	$12,110	$—	$12,110
Trademarks	394	(96)	298
Licenses	50,150	(92)	50,058
Total intangible assets	$62,654	$(188)	$62,466

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-process R&D	$12,110	$—	$12,110
Trademarks	394	(71)	323
Licenses	50,150	(70)	50,080
Total intangible assets	$62,654	$(141)	$62,513

Amortization expense for the three and nine months ended September 30, 2020 and 2019 was immaterial. The Company will begin amortization of the $50.0 million intellectual property license for the S-WAY platform obtained from Iveco (see Note 7) at the start of production. As of September 30, 2020, production has not commenced.
6.INVESTMENTS
Unconsolidated VIE

In April 2020, the Company and Iveco entered into a series of agreements which established a joint venture in Europe, Nikola Iveco Europe B.V. All assets and liabilities of Nikola Iveco Europe B.V. were transferred to Nikola Iveco Europe GmbH during the third quarter of 2020. The operations of the joint venture are located in Ulm, Germany, and consist of manufacturing the battery-electric ("BEV") and fuel cell electric ("FCEV") Class 8 trucks for the European market, as well as for the North American market while the Company's greenfield manufacturing facility in Coolidge, Arizona, is being completed.

The agreements provide for a 50/50 ownership of the joint venture and a 50/50 allocation of the joint venture's production volumes and profits between Nikola and Iveco. Both parties are entitled to appoint an equal number of members to the shareholders' committee of the joint venture. Pursuant to the terms of the agreements, the Company and Iveco each contributed intellectual property licenses to their respective technology and agreed to contribute approximately 7.4 million Euros (approximately $8.7 million) in cash for a 50% interest in the joint venture. The cash contribution is expected to be funded by October 31, 2020 in accordance with the amended contribution agreement. The intellectual property licenses contributed to the joint venture by Nikola are related to intellectual property related to Nikola-developed BEV and FCEV technology for the use in the European market. Iveco contributed to the joint venture a license for the S-WAY technology for use in the European market.

Nikola Iveco Europe GmbH is considered a VIE due to insufficient equity to finance its activities without additional subordinated financial support. The Company is not considered the primary beneficiary as it does not have the power to direct the activities that most significantly impact the economic performance based on the terms of the agreements. Accordingly, the VIE is accounted for under the equity method.

As of September 30, 2020, the carrying amount of the Company's equity interest was $0.02 million and is included in other assets on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to the entity and its maximum exposure to loss in connection with its continuing involvement with the entity is limited to the carrying value of the investment.
7.RELATED PARTY TRANSACTIONS
Related Party Aircraft Charter Agreement
In 2019, the Company entered into an aircraft charter arrangement with the Company’s former Executive Chairman of the board of directors of the Company and Legacy Nikola's former Chief Executive Officer to reimburse him for the flight hours incurred for Company use on his personal aircraft. These flight hours were related to business travel by the former Executive Chairman and other members of the executive team to business meetings and trade conferences, as well as the former Executive Chairman's commute between the Company’s headquarters in Phoenix, Arizona, and his residence in Utah. During the three

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
months ended September 30, 2020 and 2019, the Company recognized expenses of $1.07 million and $0.06 million, respectively, for the business use of the aircraft. During the nine months ended September 30, 2020 and 2019, the Company recognized expenses of $1.31 million and $0.10 million, respectively, for business use of the aircraft. As of September 30, 2020 and December 31, 2019 the Company had $0.97 million and $0.03 million, respectively, outstanding in accounts payable and accrued expenses to the former Executive Chairman for the business use of the aircraft. The aircraft charter arrangement was terminated effective October 2020.
Related Party Income and Accounts Receivable
During the three and nine months ended September 30, 2020 and 2019 the Company recorded immaterial amounts for the provision of solar installation services to the former Executive Chairman, which are billed on time and materials basis. As of September 30, 2020 and December 31, 2019, the Company had zero and $0.05 million, respectively, outstanding in accounts receivable related to solar installation services to the former Executive Chairman. Solar installation services were terminated effective October 2020.
Related Party Stock Options
In December 2018, the former Executive Chairman issued 6,005,139 performance-based stock options to recognize the performance and contribution of specific employees, including certain executive officers, pursuant to Legacy Nikola's Founder Stock Option Plan (the "Founder Stock Option Plan"). The underlying common stock of these option awards are owned by M&M Residual, a Nevada limited liability company that is wholly-owned by the former Executive Chairman and are considered to be issued by the Company for accounting purposes. These performance-based stock options vest based on the Company's achievement of a liquidation event, such as a private sale or an initial public offering on a U.S. stock exchange. An additional award of 180,153 shares was made under the plan in May 2020, to replace a forfeited grant. The weighted average grant date fair value of the performance-based stock options was $1.20 per share for the period ended September 30, 2020. The performance conditions were met upon the closing of the Business Combination and the Company recognized stock-based compensation expense related to these option awards for $7.2 million in June 2020.

Related Party Redemption of Common Stock
Immediately following the Business Combination, pursuant to a redemption agreement, the Company redeemed 7,000,000 shares of common stock from M&M Residual at a purchase price of $10.00 per share, payable in immediately available funds. The number of shares to be redeemed and the redemption price were determined and agreed upon during negotiations between the various parties to the Business Combination, including the former Executive Chairman and representatives of VectoIQ, Legacy Nikola and the Subscribers.

Former Related Party License and Service Agreements
In September 2019, Legacy Nikola entered into a Master Industrial Agreement (“CNHI Services Agreement”) and S-WAY Platform and Product Sharing Agreement (“CNHI License Agreement”) with CNH Industrial N.V. ("CNHI") and Iveco S.p.A ("Iveco"), a former related party, in conjunction with the Company’s Series D redeemable convertible preferred stock offering. Under these agreements, CNHI and Iveco were issued 25,661,448 shares of Legacy Nikola Series D redeemable convertible preferred stock in exchange for an intellectual property license valued at $50.0 million, $100.0 million in-kind services and $100.0 million in cash.
During the three and nine months ended September 30, 2019, the Company issued 5,132,291 shares of Series D redeemable convertible preferred stock to Iveco in exchange for the licensed Iveco technology. Additionally, the Company issued 5,132,291 Series D preferred redeemable convertible preferred shares in exchange for $50.0 million in cash.

During the three and nine months ended September 30, 2020, the Company issued zero and 9,443,353 shares of Series D redeemable convertible preferred stock, respectively, to Iveco, in exchange for zero and $92.0 million of prepaid in-kind services, respectively. During the three and nine months ended September 30, 2020, $11.4 million and $28.6 million of in-kind services, respectively, were recognized in research and development on the consolidated statements of operations. As of September 30, 2020 and December 31, 2019, $63.4 million and zero prepaid in-kind services, respectively, were reflected on the consolidated balance sheets.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Additionally, during the three and nine months ended September 30, 2020, the Company issued zero and 5,132,289 shares of Series D redeemable convertible preferred stock to Iveco in exchange for zero and $50.0 million in cash, respectively.
As of June 3, 2020, Iveco was no longer considered a related party under ASC 850.

Former Related Party Research and Development and Accounts Payable
During the three months ended September 30, 2020 and 2019, the Company recorded research and development expenses of $4.1 million and $2.3 million, respectively, from a former related party. During the nine months ended September 30, 2020 and 2019, the Company recorded research and development expenses of $10.6 million and $13.0 million, respectively, from a former related party. As of September 30, 2020, the Company had $0.4 million of accounts payable due to the former related party and $7.4 million of accrued expenses due to the former related party. As of December 31, 2019, the Company had $0.6 million of accounts payable due to the former related party and $0.5 million of accrued expenses due to the former related party. As of June 3, 2020, the entity is no longer considered a related party.
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
In March 2020, Legacy Nikola entered into an additional letter agreement with Nimbus in which Nimbus agreed to terminate the Nimbus Redemption Letter Agreement. Concurrently, Legacy Nikola entered into an agreement with Nimbus, whereby Legacy Nikola agreed to repurchase an additional 2,850,930 shares of Series B preferred stock from Nimbus at a share price of $8.77 for an aggregate repurchase price of $25.0 million. The parties agreed that the repurchase price constituted the price that Nimbus would otherwise be entitled to under the Nimbus Redemption Letter Agreement. The number of shares to be repurchased was negotiated by Legacy Nikola and Nimbus as a mechanism to compensate Nimbus for agreeing to relinquish its previous redemption rights granted in the Nimbus Redemption Letter Agreement.

The repurchase was contingent on completion of the Business Combination which occurred during the quarter ending June 30, 2020, and the Company repurchased the shares in conjunction with the closing of the Business Combination. The Company recorded a reduction to additional paid in capital for the repurchase price in excess of the carrying value of the redeemable convertible preferred stock of $13.4 million. The carrying value of the shares repurchased were recorded as a reduction to redeemable convertible preferred stock, which has been retrospectively adjusted in the statement of stockholders' equity to reflect the Company’s equity structure for all periods presented. For the computation of net loss per share for the nine months ended September 30, 2020, the repurchase price in excess of the carrying value of the redeemable convertible preferred stock of $13.4 million is reflected as a decrease to net loss attributable to common stockholders (see Note 13).

As of June 3, 2020, Nimbus is no longer considered a related party.
8.DEBT
Term Note
Debt consisted of a term note for $4.1 million as of September 30, 2020 and December 31, 2019.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In January 2018, the Company entered into a term note with JP Morgan Chase, pursuant to which, the Company borrowed $4.1 million to fund equipment purchases. The term note accrued interest at 2.43% per annum and was payable on or before January 31, 2019. The term note is secured by restricted cash.
In February 2019, the Company amended the term note to extend its term by one year and increased the interest rate to 3.00% per annum. In February 2020, the Company further amended the term note and extended its term for one year, to January 31, 2021. The term note accrues interest at a rate equal to the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate as determined by the Federal Reserve Board. The term loan has a financial covenant that requires the Company to maintain a minimum amount of liquidity with the bank. As of September 30, 2020, the Company was in compliance with the financial covenant.

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
9.CAPITAL STRUCTURE
Shares Authorized
As of September 30, 2020, the Company had authorized a total of 750,000,000 shares for issuance with 600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.

Warrants

As of September 30, 2020, the Company had 890,000 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination.

The exercise price and number of common stock issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price.

On July 22, 2020, the Company issued a notice of redemption of all of its outstanding public warrants on a cash basis which was completed in September 2020. The Company issued 22,877,806 shares of common stock pursuant to the exercise of public warrants and received approximately $263.1 million of proceeds from such exercises. The 122,194 public warrants not exercised by the end of the redemption period were redeemed for a price of $0.01 per public warrant, and subsequently cancelled by the Company. The private warrants held by the initial holders thereof or permitted transferees of the initial holders were not subject to this redemption.
10. STOCK BASED COMPENSATION EXPENSE
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

At the Company's special meeting of stockholders held on June 2, 2020, the stockholders approved the Nikola Corporation 2020 Stock Incentive Plan (the "2020 Plan") and the Nikola Corporation 2020 Employee Stock Purchase Plan (the "2020 ESPP"). The 2020 Plan and the 2020 ESPP were previously approved, subject to stockholder approval, by the Company's board of directors on May 6, 2020. The aggregate number of shares authorized for issuance under the 2020 Plan will not exceed 42,802,865, plus the number of shares subject to outstanding awards as of the closing of the Business Combination under the 2017 Plan that are subsequently forfeited or terminated. In addition, the shares authorized for the 2020 Plan may be increased on an annual basis for a period of up to ten years, beginning with the fiscal year that begins January 1, 2021, in an amount equal up to 2.5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. The aggregate number of shares available for issuance under the 2020 ESPP is 4,000,000, which may be increased on an annual basis of up to 1.0% of the outstanding shares of common stock as of the first day of each such fiscal year.

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
Common Stock Valuation
Prior to the completion of the Business Combination the fair value of Legacy Nikola common stock that underlies the stock options was determined by Legacy Nikola's board of directors based upon information available at the time of grant. Because such grants occurred prior to the exchange of Legacy Nikola common stock into the Company's common stock, Legacy Nikola's board of directors determined the fair value of Legacy Nikola common stock with assistance of periodic valuation studies from an independent third-party valuation firm. The valuations were consistent with the guidance and methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of
	September 30, 2020	December 31, 2019
Exercise price	$3.58 - $9.66	$1.05 – $3.58
Risk-free interest rate	0.2% - 1.7%	1.4% – 2.7%
Expected term (in years)	0.5 – 6.3	5.0 – 6.3
Expected dividend yield	—	—
Expected volatility	83.6% - 85.8%	70.0% – 85.1%

The unrecognized compensation cost of stock options as of September 30, 2020 was $3.0 million, which is expected to be recognized over the weighted average remaining period of 1.9 years.
Performance Based Stock Options
As of September 30, 2020 and December 31, 2019, the outstanding performance-based options issued by the Company were 5,153,485. No performance-based options were granted during the nine months ended September 30, 2020. The performance-based provision, related to specified amount of equity capital raised, was achieved for all of the outstanding performance-based awards in 2018 and the Company began recognizing expense related to these awards in 2018.
The 5,153,485 outstanding performance-based options as of September 30, 2020 do not include the performance-based options issued by a related party. See Note 7, “Related Party Transactions” for additional information regarding the related party performance-based options issued.
Stock Option Activity
Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	40,012,825	$1.08	8.78
Granted	1,582,496	$5.30
Exercised	2,081,577	$1.06
Cancelled	177,504	$1.44
Outstanding at September 30, 2020	39,336,240	$1.26	8.09
Vested and exercisable as of September 30, 2020	36,542,071	$1.20	8.06

The weighted-average grant date fair value of stock options issued for the nine months ended September 30, 2020 were $6.92. There were 2,081,577 stock options exercised during the nine months ended September 30, 2020 and Company received $2.2 million in cash proceeds from the exercise of options.

As a result of the Business Combination, vesting of certain stock options and performance-based options accelerated in accordance with terms of the related award agreements, resulting in additional stock-based compensation expense of $8.1 million in June 2020.
Related Party Performance-based Stock Options Activity
In December 2018, the former Executive Chairman issued 6,005,139 performance-based awards to certain early-stage employees and advisors. An additional award of 180,153 Legacy Nikola options was made under the Founder Stock Option Plan in May 2020, to replace a forfeited grant. As of September 30, 2020 the weighted average exercise price per share was $1.39, the weighted-average grant date fair value was $1.20 per share, and the weighted average remaining contractual term of these awards is 8.26 years. As a result of the Business Combination, the performance conditions were met and awards were fully vested and the Company recorded stock-based compensation expense of $7.2 million in the second quarter of 2020.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Units

In June 2020, in connection with the closing of the Business Combination, the Company granted 2,163,000 time-based RSUs to several executive officers and directors of the Company. The RSUs have a vesting cliff of one year for directors and three years for executive officers after the grant date. In August 2020, the Company granted 1,230,970 time-based RSUs to various employees that vest semi-annually over a three year period or cliff vest over a three or six month period. In addition, for certain technical engineering employees the awards cliff vest after a three year period or vest on the achievement of certain operational milestones. Changes in RSUs are as follows:

RSUs
Non-vested RSUs at December 31, 2019	—
Granted	3,393,970
Released	—
Cancelled	2,170
Non-vested RSUs at September 30, 2020	3,391,800

During the third quarter of 2020, the Company entered into a separation agreement with its former Executive Chairman which resulted in a modification of his time-based RSUs. Prior to the modification, the RSUs were not likely to vest and as a result $0.5 million of previously recorded stock-based compensation expense was reversed during the three months ended September 30, 2020. Subsequent to modification, the RSUs were considered fully vested and the Company recorded stock-based compensation of $16.5 million during the three months ended September 30, 2020.

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. The unrecognized compensation cost of the RSUs as of September 30, 2020 was $111.7 million, which is expected to be recognized over the weighted average remaining service period of 2.58 years.

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

During the three months ended September 30, 2020, 4,859,000 Market Based RSUs originally issued to the Company's former Executive Chairman were cancelled as a part of the former Executive Chairman's separation agreement and $3.5 million of previously recorded stock-based compensation was reversed. As of September 30, 2020, there are 11,497,000 non-vested Market Based RSUs with unrecognized compensation cost of $292.4 million and will be recognized over the remaining weighted average remaining service period of 2.75 years.

Stock Compensation Expense

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$4,612	$157	$7,850	$462
Selling, general, and administrative	47,584	1,028	83,886	3,310
Total stock-based compensation expense	$52,196	$1,185	$91,736	$3,772

11. INCOME TAXES

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
Income tax expense was immaterial for the three and nine months ended September 30, 2020 and 2019.
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2020.

Regulatory and Governmental Investigations

On September 14, 2020, the Company and five of its officers and employees received subpoenas from the SEC as part of a fact-finding inquiry related to aspects of the Company's business as well as certain matters described in a report issued on September 10, 2020 by Hindenburg Research LLC (the “Hindenburg Report”). The SEC issued subpoenas to another three of the Company's officers and employees on September 21, 2020. The SEC issued subpoenas to Nikola’s directors on September 30, 2020. The Company and Trevor Milton also received grand jury subpoenas from the U.S. Attorney’s Office for the Southern District of New York on September 19, 2020. The Company also received a grand jury subpoena from the N.Y. County District Attorney’s Office on September 21, 2020. The Company has cooperated, and will continue to cooperate, with these and any other regulatory or governmental requests.

Shareholder Securities Litigation

Beginning on September 15, 2020, five putative class action lawsuits were filed against the Company and certain of its current and former officers and directors, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and, in one case, violations of the Unfair Competition Law under California law (the “Shareholder Securities Litigation”). The complaints generally allege that the Company and certain of its officers and directors made false and/or misleading statements in press releases and public filings regarding the Company's business plan and prospects. The actions are: Borteanu v. Nikola Corporation, et al. (Case No. 2:20-cv-01797-JZB), filed by Daniel Borteanu in the United States District Court of the District of Arizona on September 15, 2020; Salem v. Nikola Corporation, et al. (Case No. 1:20-cv-04354), filed by Arab Salem in the United States District Court for the Eastern District of New York on September 16,

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2020; Wojichowski v. Nikola Corporation, et al. (Case No. 2:20-cv-01819-DLR), filed by John Wojichowski in the United States District Court for the District of Arizona on September 17, 2020; Malo v. Nikola Corporation, et al. (Case No. 5:20-cv-02168), filed by Douglas Malo in the United States District Court for the Central District of California on October 16, 2020; and Holzmacher, et al. v. Nikola Corporation, et al. (Case No. 2:20-cv-2123-JJT), filed by Albert Holzmacher, Michael Wood and Tate Wood in the United States District Court for the District of Arizona on November 3, 2020. On October 14, 2020 and October 21, 2020, respectively, stipulations by and among the parties to extend the time for defendants to respond to the complaints until a lead plaintiff, lead counsel, and an operative complaint are identified were entered as orders in the Wojichowski and Salem actions. Plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. The Company intends to vigorously defend against the foregoing complaints. The Company is unable to estimate the potential loss or range of loss, if any, associated with these lawsuits.

Derivative Litigation

Beginning on September 23, 2020, two purported Nikola stockholder derivative actions were filed in the United States District Court for the District of Delaware (Byun v. Milton, et al., Case No. 1:20-cv-01277-UNA; Salguocar v. Girsky et. al., Case No. 1:20-cv-01404-UNA), purportedly on behalf of Nikola, against certain of the Company's current and former directors alleging breaches of fiduciary duties, violations of Section 14(a) of the Securities Exchange Act of 1934, and gross mismanagement. The Byun action also brings claims for unjust enrichment and abuse of control, while the Salguocar action brings a claim for waste of corporate assets. On October 19, 2020, the Byun action was stayed until the earlier of (a) the Shareholder Securities Litigation being dismissed in their entirety with prejudice; (b) defendants filing an answer to any complaint in the Shareholder Securities Litigation; or (c) a joint request by plaintiff and defendants to lift the stay. The Company has been served with both stockholder derivative actions as of the date of this Quarterly Report on Form 10-Q. The complaints seek unspecified monetary damages, costs and fees associated with bringing the actions, and reform of the Company's corporate governance, risk management and operating practices. The Company intends to vigorously defend against the foregoing complaints. The Company is unable to estimate the potential loss or range of loss, if any, associated with these lawsuits.

Commitments and Contingencies on Land Conveyance
In February 2019, the Company was conveyed 430 acres of land in Coolidge, Arizona, by PLH. The purpose of the land conveyance was to incentivize the Company to locate its manufacturing facility in Coolidge, Arizona, and provide additional jobs to the region. The Company is required to commence construction, as defined within the agreement, of the manufacturing facility within two years of February 2019 (the “Manufacturing Facility Commencement Deadline”), and is required to complete construction of the manufacturing facility within five years of February 2019 (the “Manufacturing Facility Deadline”).
Upon the earlier of the Manufacturing Facility Commencement Deadline or the commencement of construction the Company will deposit $4.0 million in escrow to PLH. The amount in escrow will be returned to the Company upon completion of construction. The Company broke ground on the manufacturing facility during the third quarter of 2020 and met the definition of commencement of construction as of September 30, 2020. The required deposit is included within non-current restricted cash and cash equivalents on the consolidated balance sheets.
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

Contingent Fee for Advisory Services
In January 2020, the Company entered into an agreement to obtain advisory services for the potential Business Combination. The fee for the services was contingent upon completion of the Business Combination, which occurred on June 3, 2020. The contingent fee of $3.0 million was paid during the second quarter of 2020.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Agreement with General Motors

On September 3, 2020, the Company entered into a series of agreements with General Motors Holdings LLC and its affiliates (collectively, “GM”), which provide for issuance of 47,698,545 shares of the Company's common stock in exchange for in-kind consideration valued at $2 billion. As a part of the in-kind consideration, GM would provide in-kind engineering services for the design and development of light-duty electric and hydrogen fuel cell powered trucks and for the integration of GM's hydrogen fuel cell system into the Company's Class 7/8 vehicles, access to GM’s validated parts and components, supply of battery cells and intellectual property license to permit the sale of the Company's vehicles incorporating such technology.

The agreements require the Company to reimburse GM for up to $700 million of capital expenses to make available manufacturing capacity for its light-duty trucks, which would be manufactured by GM and supplied to the Company based on a cost-plus model.

In connection with its investment, GM would be entitled to nominate one individual for election to the Company’s board of directors at the Company’s annual meeting of stockholders. GM would also be subject to a lock-up restriction for a period of up to four-and half years, releasing in several tranches during that period. GM would also be subject to a standstill restriction for a period of three years or until such time GM ceases to beneficially own at least ten percent (10%) of shares of the Company’s common stock.

The closing of the transaction is subject to regulatory approvals and other closing conditions. The closing has not occurred as of the date of this Quarterly Report on Form 10-Q. Discussions between the Company and GM are ongoing, and terms of the agreements are subject to change.
13. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(117,469)	$(15,514)	$(237,275)	$(62,377)
Less: Premium on repurchase of redeemable convertible preferred stock	—	—	(13,407)	—
Net loss attributable to common stockholder, basic and diluted	(117,469)	(15,514)	(250,682)	(62,377)
Denominator:
Weighted average shares outstanding, basic and diluted	377,660,477	260,534,724	318,315,891	260,449,607
Net loss per share to common stockholder, basic and diluted	$(0.31)	$(0.06)	$(0.79)	$(0.24)

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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Outstanding warrants	890,000	—	890,000	—
Stock options, including performance stock options	39,336,240	39,528,924	39,336,240	39,528,924
Restricted stock units, including market based RSUs	14,888,800	—	14,888,800	—
Total	55,115,040	39,528,924	55,115,040	39,528,924
14. SUBSEQUENT EVENTS

Modification of Market Based RSUs

At the request of the Company's executive officers, in October 2020, the Company's board of directors approved a modification of the Market Based RSUs originally granted to certain executive officers of the Company after the completion of the Business Combination. The modification reset the start date to achieve the consecutive 20-day trading common stock price target from July 20, 2020 to September 21, 2020, in conjunction with the Company's board leadership transition. As a result, the first stock price milestone achieved prior to September 21, 2020 is no longer to be considered earned. The accounting impact of the modification will be reflected during the fourth quarter of 2020.

Grant of RSUs

In November 2020, the Company granted 1,068,808 RSUs to approximately 340 designated employees ("Eligible Employees") in accordance with the terms of the former Executive Chairman’s separation agreement. These RSUs will cliff vest on June 3, 2023, assuming continued service of the Eligible Employees through this date. Any RSUs that are forfeited by any such Eligible Employee will be reallocated pro rata to the other Eligible Employees who remain employed through June 3, 2023. The stock-based compensation expense for these RSUs will be recognized over the service period starting in the fourth quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include our financial and business performance; expected timing with respect to the buildout of our manufacturing facilities, joint venture with Iveco and production of our BEV and FCEV trucks; expectations regarding our hydrogen fuel station rollout plan; timing of completion of prototypes, validation testing, volume production and other milestones; the planned collaboration with General Motors; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the outcome of any known and unknown regulatory proceedings; our business, expansion plans and opportunities; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.

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
In 2019, we partnered with Iveco, a subsidiary of CNHI, a leading European industrial vehicle manufacturing company. Together, Nikola and Iveco are jointly developing cab over BEV and FCEV trucks for sale in the European market which will be manufactured through a 50/50 owned joint venture in Europe. In April 2020, we entered into a series of agreements with Iveco which established the joint venture, Nikola Iveco Europe B.V. Our joint venture with Iveco provides us with the manufacturing infrastructure to build BEV trucks for the North American market in addition to that of our greenfield manufacturing facility in Coolidge, Arizona. The operations of the joint venture commenced during the fourth quarter of 2020.

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

Recent Developments

•During the third quarter of 2020, we began assembling the first five Nikola Tre BEV prototypes at Iveco's industrial complex in Ulm, Germany, and have recently completed the assembly of the first Nikola Tre. The first truck is undergoing systems commissioning and is being prepared for validation testing in the first quarter of 2021. We anticipate that the remaining four Nikola Tre prototypes will be completed by the end of 2020. The second batch of prototype assembly is expected to begin in the first quarter of 2021.

•During the third quarter of 2020, Nikola and Iveco made progress in refurbishing the joint venture manufacturing facility dedicated to the Nikola Tre at Iveco’s Ulm, Germany campus. The civil works and building infrastructure have been completed, including the floor, heating system, and walls.

•In July 2020, we broke ground on Phase 1 of our greenfield manufacturing facility in Coolidge, Arizona and Iveco will contribute technical engineering and production support. The manufacturing facility’s master site plan has been completed and approved by the City of Coolidge. Site construction, permitting, and manufacturing process engineering activities are ongoing, and the facility is expected to manufacture trial volume production starting in 2021, and may be as early as mid-2021. The full completion of Phase 1 is expected by the end of 2021, followed by a ramp up to a full production volume for the BEV in 2022 and FCEV in 2023.

•In September 2020, we entered into a series of agreements with GM. See Note 12, Commitments and Contingencies, to our Unaudited Consolidated Financial Statements for further information.

•In November, 2020, members of our board of directors, executive officers, their affiliates and certain entities associated with those individuals voluntarily agreed to extend the lock-up provision on an aggregate of approximately 136,500,000 shares of our common stock, including vested stock options and warrants, through April 30, 2021.

Comparability of Financial Information
Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination and becoming a public company.
Business Combination and Public Company Costs

On June 3, 2020, we consummated the merger contemplated by the Business Combination Agreement with VectoIQ, with Legacy Nikola surviving the merger as a wholly-owned subsidiary of VectoIQ. Immediately prior to the closing of the Business Combination, all shares of outstanding redeemable convertible preferred stock of Legacy Nikola were automatically converted into shares of VectoIQ's common stock. Upon the consummation of the Business Combination, each share of Legacy Nikola common stock issued and outstanding was canceled and converted into the right to receive the Per Share Merger Consideration.
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

Prior to the closing of the Business Combination, Legacy Nikola repurchased 2,850,930 shares of Legacy Nikola's Series B redeemable convertible preferred stock at the price of $8.77 per share for an aggregate purchase price of $25.0 million pursuant to the Nimbus Repurchase Agreement. The repurchase is retrospectively adjusted in the statement of stockholders' equity to reflect our equity structure for all periods presented.

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
To date, we have primarily generated revenue from services related to solar installation projects that are completed in one year or less. Solar installation projects are not a part of our primary operations and were concluded in 2020.
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
During the nine months ended September 30, 2020, our research and development expenses have primarily been incurred in the development of the BEV and FCEV trucks.
As a part of its in-kind investment, Iveco agreed to provide us with $100.0 million in advisory services (based on pre negotiated hourly rates), including project coordination, drawings, documentation support, engineering support, vehicle integration, and product validation support. During the nine months ended September 30, 2020, we utilized $28.6 million of advisory services which were recorded as research and development expense. As of September 30, 2020, we have $63.4 million of prepaid in-kind advisory services remaining which is expected to be consumed primarily in 2020 and 2021 and will be recorded as research and development expense until we reach commercial production.
We expect our research and development costs to increase for the foreseeable future as we continue to invest in research and develop activities to achieve our technology and product roadmap goals.
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
Loss on Forward Contract Liability
The loss on forward contract liability includes losses from the remeasurement of Legacy Nikola's Series D redeemable convertible preferred stock forward contract liability. In April 2020, we fulfilled the forward contract liability and, therefore, subsequent to June 30, 2020, there will not be any impact from the remeasurement of the forward contract liability.
Other Income, net
Other income consists primarily of other miscellaneous non-operating items, such as government grants, subsidies, solar installations and merchandising.
Income Tax Expense
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets. Cash paid for income taxes, net of refunds during the nine months ended September 30, 2020 and 2019 was not material.
Results of Operations
Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$	%
	2020	2019	Change	Change
	(dollar amounts in thousands)
Solar revenues	$—	$296	(296)	NM
Cost of solar revenues	$—	141	(141)	NM
Gross profit	—	155	(155)	NM
Operating expenses:
Research and development	$51,473	9,482	41,991	442.8%
Selling, general, and administrative	$65,826	3,693	62,133	1682.5%
Total operating expenses	117,299	13,175	104,124	790.3%
Loss from operations	(117,299)	(13,020)	(104,279)	800.9%
Other income (expense):
Interest income, net	$172	411	(239)	(58.1)%
Revaluation of Series A redeemable convertible preferred stock warrant liability	$—	(2,844)	2,844	NM
Other income (expense), net	$(340)	85	(425)	NM
Loss before income taxes	(117,467)	(15,368)	(102,099)	NM
Income tax expense	$2	146	(144)	NM
Net loss	$(117,469)	$(15,514)	(101,955)	NM
Net loss attributable to common stockholders, basic and diluted	$(117,469)	$(15,514)	$(101,955)	NM
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.06)	$(0.25)	NM
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	377,660,477	260,534,724	117,125,753	NM

Solar Revenues and Cost of Solar Revenues

Revenues and cost of revenues for the three months ended September 30, 2020 and 2019 were related to solar installation service projects. Solar installation projects are related to legacy projects that were not related to our primary operations and were concluded in 2020. Solar revenues and costs of solar revenues were immaterial for the three months ended September 30, 2020.

Research and Development

Research and development expenses increased by $42.0 million, or 442.8%, from $9.5 million during the three months ended September 30, 2019 to $51.5 million during the three months ended in September 30, 2020. This increase was primarily due to $30.8 million in higher spend on purchased components and outside engineering services as we focus primarily on the development, build, and testing of our BEV truck platform, as well as continuing the development of our FCEV truck platform. In addition, we incurred higher stock-based compensation expense of $4.5 million and increased personnel costs of $5.6 million driven by growth in our in-house engineering headcount. We also had an increase in depreciation and occupancy costs associated with our new headquarters and R&D facility and related capital equipment and software. This was partially offset by a reduction in travel due to COVID-19.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $62.1 million, or 1682.5%, from $3.7 million during the three months ended September 30, 2019 to $65.8 million during the three months ended September 30, 2020. The increase was primarily related to higher stock-based compensation expense of $46.6 million for grants to executive officers in connection with the Business Combination and increased headcount. In addition, there was an increase in legal expenses of $5.9 million primarily related to regulatory and legal matters incurred in connection with the short-seller analyst report from September 2020. Further, there was an increase in personnel expenses driven by growth in headcount and higher general corporate expenses, professional services, marketing, and depreciation of our headquarters.

Interest Income, net

Interest income, net decreased by $0.2 million, or 58.1%, from $0.4 million during the three months ended September 30, 2019 to $0.2 million during the three months ended September 30, 2020. The decrease was primarily due to interest expense from the financing lease on our headquarters and a decrease in average interest rate earned on cash and cash equivalents. This was offset by an increase in average cash and cash equivalents during the period.

Other Income (Expense), net
Other income (expense) was immaterial for the three months ended September 30, 2020 and 2019.
Income Tax Expense
Income tax expense was immaterial for the three months ended September 30, 2020 and 2019. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change
	(dollar amounts in thousands)
Solar revenues	$95	$433	(338)	NM
Cost of solar revenues	$72	227	(155)	NM
Gross profit	23	206	(183)	NM
Operating expenses:
Research and development	118,092	44,733	73,359	164.0%
Selling, general, and administrative	117,886	15,538	102,348	658.7%
Total operating expenses	235,978	60,271	175,707	291.5%
Loss from operations	(235,955)	(60,065)	(175,890)	292.8%
Other income (expense):
Interest income, net	259	1,082	(823)	NM
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	(3,339)	3,339	NM
Loss on forward contract liability	(1,324)	—	(1,324)	NM
Other income (expense), net	(251)	95	(346)	NM
Loss before income taxes	(237,271)	(62,227)	(175,044)	(281.3)%
Income tax expense	4	150	(146)	NM
Net loss	$(237,275)	$(62,377)	$(174,898)	(280.4)%
Premium paid on repurchase of redeemable convertible preferred stock	(13,407)	—	(13,407)	NM
Net loss attributable to common stockholders, basic and diluted	$(250,682)	$(62,377)	$(188,305)	NM
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(0.24)	$(0.55)	NM
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	318,315,891	260,449,607	57,866,284	NM

Solar Revenues and Cost of Solar Revenues

Revenues and cost of revenues for the nine months ended September 30, 2020 and 2019 were related to solar installation service projects. Solar installation projects are related to legacy projects that were not related to our primary operations and were concluded in 2020. Solar revenues and costs of solar revenues were immaterial for the nine months ended September 30, 2020.

Research and Development
Research and development expenses increased by $73.4 million, or 164.0%, from $44.7 million during the nine months ended September 30, 2019 to $118.1 million during the nine months ended September 30, 2020. This increase was primarily due to $49.7 million in higher spend on purchased components and outside engineering services as we focus primarily on the development, build, and testing of our BEV truck platform, as well as continuing the development of our FCEV truck platform. We have incurred higher stock-based compensation of $7.4 million primarily in connection with the Business Combination and additional headcount and increased personnel costs of $14.0 million driven by growth in our in-house engineering headcount. In addition, we incurred increased depreciation and occupancy costs associated with our new headquarters and R&D facility and related capital equipment and software. This was partially offset by a reduction in travel due to COVID-19.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $102.3 million, or 658.7%, from $15.5 million during the nine months ended September 30, 2019 to $117.9 million during the nine months ended September 30, 2020. The increase was primarily related to higher stock-based compensation expense of $80.6 million in connection with the Business Combination, grants to executive officers in June 2020, and higher headcount. In addition, there was an increase in legal expenses of $7.2 million primarily related to regulatory and legal matters incurred in connection with the short-seller analyst report from September 2020. Further, we incurred higher personnel expenses driven by growth in headcount and higher general corporate expenses, including professional services and depreciation of our headquarters. Those increases were partially offset by lower marketing costs due to the Nikola World event held in April 2019.
Interest Income, net

Interest income, net decreased by $0.8 million from $1.1 million during the nine months ended September 30, 2019 to $0.3 million during the nine months ended September 30, 2020. The decrease is primarily due to interest expense from our financing lease that started in the fourth quarter of 2019 and a decrease in average interest rate earned on cash deposits. This was offset by an increase in average cash and cash equivalents during the period.
Loss on Forward Contract Liability
The loss on the forward contract liability represents a loss from a $1.3 million change in fair value through the settlement date. The forward contract liability was settled in April 2020.
Other Income (Expense), net
Other income, net was immaterial for the nine months ended September 30, 2020 and 2019.
Income Tax Expense
Income tax expense was immaterial for the nine months ended September 30, 2020 and 2019. We have cumulative net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net loss before interest income or expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(117,469)	$(15,514)	$(237,275)	$(62,377)
Interest income, net	(172)	(411)	(259)	(1,082)
Income tax expense (benefit)	2	146	4	150
Depreciation and amortization	1,498	657	4,255	1,104
EBITDA	(116,141)	(15,122)	(233,275)	(62,205)
Stock-based compensation	52,196	1,185	91,736	3,772
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	2,844	—	3,339
Loss on forward contract liability	—	—	1,324	—
Regulatory and legal matters (1)	$5,173	$—	$5,173	$—
Adjusted EBITDA	$(58,772)	$(11,093)	$(135,042)	$(55,094)

(1)Regulatory and legal matters include legal, advisory and other professional service fees incurred in connection with the short-seller analyst report from September 2020, and investigations and litigation related thereto.

Non-GAAP Net Loss and Non-GAAP Net Loss Per Share, Basic and Diluted

Non-GAAP net loss and Non-GAAP net loss per share, basic and diluted are presented as supplemental measures of our performance. Non-GAAP net loss is defined as net loss attributable to common stockholders, basic and diluted adjusted for stock compensation expense and other items determined by management. Non-GAAP net loss per share, basic and diluted, is defined as Non-GAAP net loss divided by weighted average shares outstanding, basic and diluted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net loss attributable to common stockholders, basic and diluted	$(117,469)	$(15,514)	$(250,682)	$(62,377)
Stock-based compensation	52,196	1,185	91,736	3,772
Premium paid on repurchase of redeemable convertible preferred stock	—	—	13,407	—
Regulatory and legal matters(1)	5,173	—	5,173	$—
Non-GAAP net loss	$(60,100)	$(14,329)	$(140,366)	$(58,605)
Non-GAAP net loss per share, basic and diluted	$(0.16)	$(0.05)	$(0.44)	$(0.23)
Weighted average shares outstanding, basic and diluted	377,660,477	260,534,724	318,315,891	260,449,607

(1)Regulatory and legal matters include legal, advisory and other professional service fees incurred in connection with the short-seller analyst report from September 2020, and investigations and litigation related thereto.

Liquidity and Capital Resources
Since inception, Legacy Nikola financed its operations primarily from the sales of redeemable convertible preferred stock and common stock. As of September 30, 2020, our principal sources of liquidity were our cash and cash equivalents in the amount of $907.5 million, which are primarily invested in money market funds.
On July 22, 2020 we issued a redemption notice to the warrant holders for a redemption of all of the outstanding warrants, on a cash basis. As a result, we received net cash proceeds of $263.1 million during the third quarter of 2020.

Short-Term Liquidity Requirements
As of the date of this Quarterly Report on Form 10-Q, we have yet to generate revenue from our core business operations. As of September 30, 2020, our current assets were $985.9 million consisting primarily of cash and restricted cash of $918.5 million, and our current liabilities were $43.9 million primarily comprised of accrued expenses, accounts payables, customer deposits and a $4.1 million term note.
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
Long-Term Liquidity Requirements
The capital raised in the Business Combination will not be sufficient to cover forecasted capital needs and operating expenditures in fiscal year 2022 through fiscal year 2024. Until we can generate sufficient revenue from BEV truck sales and FCEV leases to cover operating expenses, working capital and capital expenditures, we expect to fund cash needs through a combination of equity and debt financing, including lease securitization. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.
The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(84,902)	$(64,948)
Net cash used in investing activities	(15,195)	(32,649)
Net cash provided by financing activities	932,747	65,000

Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $84.9 million for the nine months ended September 30, 2020. The most significant component of our cash used during this period was net loss of $237.3 million, which included non-cash expenses of $91.7 million related to stock-based compensation, $28.6 million expense for in-kind services, $4.3 million related to depreciation and amortization, and a loss of $1.3 million related to the change in fair value of the forward contract liability, and net cash sources of $26.4 million from changes in operating assets and liabilities primarily driven by increases in accounts payable and accrued expenses and customer deposits.
Net cash used in operating activities was $64.9 million for the nine months ended September 30, 2019. The largest component of our cash used during this period was a net loss of $62.4 million, which included non-cash charges of $3.8 million related to stock-based compensation, loss of $3.3 million related to the revaluation of our Series A redeemable convertible preferred stock warrant liability, and $1.1 million related to depreciation and amortization expense, and net cash outflows of $10.9 million from changes in operating assets and liabilities primarily driven by a decrease in accounts payable and accrued expenses.
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
Net cash used in investing activities was $15.2 million for the nine months ended September 30, 2020, which was due to purchases of and deposits on capital equipment primarily related to vehicle tooling and testing, as well as purchases of licenses for engineering software.
Net cash used in investing activities was $32.6 million for the nine months ended September 30, 2019, which was primarily due to purchases and deposits on capital equipment of $14.5 million and $18.2 million related to the construction of our headquarters and R&D facility.
Cash Flows from Financing Activities
Through September 30, 2020, we have financed our operations through proceeds from sales of redeemable convertible preferred stock, the Business Combination, the PIPE, and redemption of public warrants.
Net cash provided by financing activities was $932.7 million for the nine months ended September 30, 2020, which was primarily due to net proceeds of $616.7 million from the Business Combination and the PIPE, the proceeds from the exercise of public warrants of $263.1 million, the proceeds from the issuance of Legacy Nikola's Series D redeemable convertible preferred stock, net of issuance costs, of $50.3 million, proceeds from the exercises of stock options of $2.2 million and proceeds from tenant allowances for the construction of our headquarters of $0.9 million, offset by payments on our financing lease of $0.5 million.
Net cash provided by financing activities was $65.0 million for the nine months ended September 30, 2019, which was due to proceeds from the issuance of Legacy Nikola's Series D redeemable convertible preferred stock, net of issuance costs.

Contractual Obligations and Commitments
In April 2020, we entered into a series of agreements which established a joint venture in Europe with Iveco. We will make an initial cash contribution of approximately 7.4 million Euros (approximately $8.7 million) for a 50% interest in the joint venture. See Note 6 "Investments" to our Unaudited Consolidated Financial Statements for further information.
During the second quarter of 2020, we entered into a firm purchase order for hydrogen equipment for approximately $32 million through 2022.

During the third quarter of 2020, we entered into a series of agreements with GM. See Note 12 "Commitments and Contingencies" to our Unaudited Consolidated Financial Statements for further information.

For the three and nine months ended September 30, 2020, there have been no other material changes to our significant contractual obligations as previously disclosed in the Prospectus.
Waitlist and Reservations
On August 10, 2020, we announced that Republic Services, Inc. agreed to order from us 2,500 electrified refuse trucks, with the ability to increase the order to up to 5,000 units.

For the three and nine months ended September 30, 2020, there have been no other material changes to our waitlist and reservations for our BEV, FCEV, Badger and Powersports vehicles from that previously disclosed.

Off Balance Sheet Arrangements
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve valuation of our stock-based compensation, including the fair value of common stock, the valuation of warrant liabilities, the valuation of the redeemable convertible preferred stock tranche liability, estimates related to our build-to-suit lease, and contingent liabilities, including litigation reserves. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
There have been no substantial changes to these estimates, or the policies related to them during the three and nine months ended September 30, 2020. For a full discussion of these estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.
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
We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the first sale of common stock in our initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. We expect to become a large accelerated filer on the last day of our fiscal year 2020.
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

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2019, and September 30, 2020 we had cash and cash equivalents of $85.7 million and $907.5 million, respectively, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Foreign Currency Risk

There was no material foreign currency risk for the nine months ended September 30, 2020 or year ended December 31, 2019.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Our business is subject to numerous risks, as more fully described in Item 1A of this report. You should read these risks carefully. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, risks associated with our business include, among others:

•We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
•We may be unable to adequately control the costs associated with our operations.

•Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
•Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
•We expect to need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.
•If we fail to manage our future growth effectively, we may not be able to market and sell our vehicles successfully.
•Our bundled lease model may present unique problems that may have an adverse effect on our operating results and business and harm our reputation.
•We may face legal challenges in one or more states attempting to sell directly to customers which could materially adversely affect our costs.
•We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.
•Our success will depend on our ability to economically manufacture our trucks at scale and build our hydrogen fueling stations to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to customers on schedule and at scale is unproven.
•We may experience significant delays in the design, manufacture, launch and financing of our trucks, including in the build out of our manufacturing plant, which could harm our business and prospects.

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred net losses of $88.7 million and $237.3 million for the year ended December 31, 2019 and for the nine months ended September 30, 2020, respectively, and have incurred net losses of approximately $425.8 million from Legacy Nikola's inception through September 30, 2020. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our trucks, which is not expected to begin until late 2021 for our Nikola Tre BEV truck and the second half of 2023 for our Nikola Two FCEV truck, and may occur later. Even if we are able to successfully develop and sell or lease our trucks, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.

We expect the rate at which we will incur losses to be significantly high in future periods as we:

•design, develop and manufacture our trucks;
•construct and equip our manufacturing plant to produce our trucks in Arizona;
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

We will require significant capital to develop and grow our business, including developing and manufacturing our trucks, building our manufacturing plant and building our brand. We expect to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, leases, sales and distribution expenses as we build our brand and market our trucks and bundled leasing model, and general and administrative expenses as we scale our operations. In addition, we may incur significant costs in connection with our services, including building our hydrogen fueling stations and honoring our maintenance commitments under our bundled lease package. Our ability to become profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services, but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell, distribute and service our trucks and services, our margins, profitability and prospects would be materially and adversely affected.

Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We intend to derive substantially all of our revenue from the sale and lease of our vehicle platforms, which are still in the early stages of development. Due to our bundled lease model for our FCEV trucks, our revenue will also depend on the sale of hydrogen fuel at our planned hydrogen fueling stations which we do not expect to be operational until 2022 or later. There are no assurances that we will be able to secure future business with the major trucking companies or with independent truck drivers. We also have a Powersports division and in 2020 announced a passenger truck. While we intend to focus on our commercial trucks and bundled leases, our other business lines may distract management’s focus on what we consider our core business.

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

Our bundled lease model which provides customers with the FCEV truck, hydrogen fuel and maintenance for a fixed price per mile is reliant on our ability to achieve a minimum hydrogen fuel efficiency in our FCEV trucks. If we are unable to achieve or maintain this fuel efficiency, we may be forced to provide our bundled lease customers with fuel at prices below-cost or risk damaging our relationships with our customers. Any such scenario would put our bundled lease model in jeopardy and may have a material adverse effect on our business, prospects, operating results and financial condition.

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

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, in September 2020, Nikola and our officers and employees received subpoenas from the SEC as part of a fact-finding inquiry related to aspects of our business as well as certain matters described in a report issued on September 10, 2020 by Hindenburg Research LLC, or the Hindenburg Report. The SEC issued subpoenas to our directors on September 30, 2020. In addition, Nikola and Trevor R. Milton also received grand jury subpoenas from the

U.S. Attorney’s Office for the Southern District of New York and the N.Y. County District Attorney’s Office in September 2020. We have cooperated, and will continue to cooperate, with these and any other regulatory or governmental requests. We have incurred significant expenses as a result of the regulatory and legal matters relating to the Hindenburg Report. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.

Additionally, four putative class action lawsuits were filed against us and certain of our current and former officers and directors, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act and, in one case, violations of the Unfair Competition Law under California law, alleging that Nikola and certain of our officers and directors made false and/or misleading statements in press releases and public filings regarding our business plan and prospects. Separately, two purported Nikola stockholder derivative actions were filed in the United States District Court for the District of Delaware, against certain of our current and former directors, alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, and gross mismanagement. We are unable to estimate the potential loss or range of loss, if any, associated with these lawsuits.

In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, intellectual property disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business or result of operations.

The results of litigation and other legal proceedings, including the other claims described under Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are subject to future developments and management’s view of these matters may change in the future.

Our success will depend on our ability to economically manufacture our trucks at scale and build our hydrogen fueling stations to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to customers on schedule and at scale is unproven.

Our future business depends in large part on our ability to execute our plans to develop, manufacture, market and sell our Nikola Tre BEV and Nikola Two FCEV trucks and to deploy the associated hydrogen fueling stations for our FCEV trucks at sufficient capacity to meet the transportation demands of our business customers. We plan to initially commence manufacturing our trucks in Europe through our joint venture with CNHI and Iveco, which commenced operations in the fourth quarter of 2020, and in the future at our manufacturing plant in Arizona.

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

We may experience significant delays in the design, manufacture, launch and financing of our trucks, including in the build out of our manufacturing plant, which could harm our business and prospects.

Any delay in the financing, design, manufacture and launch of our trucks, including in the build out of our manufacturing plant in Arizona, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay the launch of our trucks, our growth prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.

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

Once completed, if our manufacturing plant in Arizona becomes inoperable, we will be unable to produce our trucks and our business will be harmed.

We expect to begin assembly of our trucks at our manufacturing plant in Arizona after completion of the initial phase of the plant in 2021, at the earliest. We expect to produce all of our trucks at our manufacturing plant in Arizona after completion of the second phase of the plant in 2023, at the earliest. Our plant and the equipment we use to manufacture our trucks would be costly to replace and could require substantial lead time to replace and qualify for use. Our plant may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our trucks for some period of time. The inability to produce our trucks or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

Reservations for our Nikola FCEV trucks are subject to cancellation by the customer until the customer enters into a lease agreement or, in the case of Anheuser Busch LLC ("AB"), to the extent our trucks do not meet the vehicle specifications and delivery timelines specified in the contract with AB, as discussed further below. At times we have indicated that if we are able to sell or lease every truck which has been reserved, we would have approximately $10 billion in projected revenue. On August 10, 2020, we announced that Republic Services, Inc. agreed to order from us 2,500 electrified refuse trucks, with the ability to increase the order to up to 5,000 units, subject to certain conditions and milestones, as set forth in the master purchase agreement. Because all of our reservations are cancellable, it is possible that a significant number of customers who submitted reservations for our trucks may cancel those reservations.

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

In addition, the projected revenue is based on a number of assumptions, including a projected purchase price for our trucks. If the purchase price of the trucks ends up being different than anticipated, we may not achieve this level of revenue, even if all of the trucks subject to reservations are sold or leased.

While we currently have a contract with AB to lease up to 800 Nikola Two FCEV trucks, if we are unable to deliver our trucks according to the vehicle specifications and delivery timelines set forth in the contract, AB has the right to cancel its order for trucks. Moreover, the AB contract specifies lease terms and rental rates that may be hard for us to meet depending on our ability to develop our trucks and hydrogen network according to current design parameters and cost estimates. Any of these adverse actions related to the AB order could harm our financial condition, business, prospects and operating results.

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

We compete in a rapidly evolving and highly competitive industry, and a number of private and public companies have announced plans to offer BEV and/or FCEV trucks, including companies such as Daimler, Hyliion, Hyundai, Tesla, Toyota and Volvo. Based on publicly available information, a number of these competitors have displayed prototype trucks and have announced target availability and production timelines, while others have launched pilot programs in some markets. In addition, we are aware that one potential competitor, BYD, is currently manufacturing and selling a Class 8 BEV truck. While some competitors may choose to offer BEV trucks, others such as Hyundai have announced they plan to offer FCEV trucks and invest in hydrogen stations for refueling. In addition, our principal competition for our trucks will also come from manufacturers of trucks with internal combustion engines powered by diesel fuel.

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

If we are unable to attract and retain key employees and hire qualified management, technical and engineering personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. For example, in September 2020, our founder and former executive chairman, Trevor R. Milton, stepped down from his positions with us.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel, including management, technical and engineering personnel. Qualified individuals are in high demand, particularly in the vehicle technology industry. Competition for individuals with experience designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel in the future. Competition for these employees can be intense, and our ability to hire, attract and retain them may depend on our ability to provide competitive compensation. We use equity awards to attract talented employees, but if the value of our common stock declines significantly, as it has in the recent past, and remains depressed, it may prevent us from recruiting and retaining qualified employees. We may not be able to attract, integrate, train or retain qualified personnel in the future. Additionally, we may not be able to hire new employees quickly enough to meet our needs. Our failure to do so could adversely affect our business and prospects, including the execution of our global business strategy.

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

In 2019, we partnered with Iveco, a subsidiary of CNHI, to manufacture the Nikola Tre BEV truck at the Iveco manufacturing plant in Ulm, Germany through a joint venture with CNHI, which commenced operations in the fourth quarter of 2020. We currently intend to begin production of the Nikola Tre BEV truck at the Iveco plant in 2021, with deliveries beginning late in the same year. We expect that 40 million Euros will be invested in total by Iveco and Nikola into the manufacturing plant to prepare it for assembly.

In September 2020, we entered into a series of agreements with General Motors Holdings LLC and GM Global Technology Operations LLC (collectively, “GM”) for the design, development and manufacturing of certain light-duty electric and fuel cell powered trucks. Refer to Note 12 "Commitments and Contingencies" to our Unaudited Consolidated Financial Statements, for the discussion of the key terms of the arrangement. Discussions with GM are ongoing, and terms of the agreements are subject to change. Consequently, there can be no assurance that we will conclude the agreements on the terms initially contemplated, if at all.

Collaboration with third parties for the manufacturing of trucks is subject to risks with respect to operations that are outside our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. There are risks of potential disputes, disagreements or fallouts with partners and failure to perform under contracts or enforce contracts against the other party, and/or the potential terminations of such contracts, and the production of our trucks could be disrupted as a result. We could be affected by adverse publicity related to our partners, whether or not such publicity is related to their collaboration with us, or adverse publicity related to our relationships with our partners. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our partners’ products. In addition, although we are involved in each step of the supply chain and manufacturing process, because we also rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards.

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

A significant benefit of our collaborations with external manufacturing partners is the ability to leverage their respective existing assortment of parts, thereby decreasing our purchasing expenses. While these relationships give us access to use an existing supplier base with the hopes of accelerating procurement of components at favorable prices, there is no guarantee that this will be the case. In addition, we could experience delays if our suppliers do not meet agreed upon timelines or experience capacity constraints.

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

Our operations will be subject to international, federal, state, and/or local environmental laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations.

Contamination at properties we will own and operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our manufacturing facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business prospects and operating results.

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

We face risks related to health epidemics, including the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and may negatively impact our sales and marketing activities, the construction schedule of our hydrogen fueling stations and our manufacturing plant in Arizona, and the production schedule of our trucks. For example, the headquarters of our partner, Iveco, located in Italy, was shut down for two months due to COVID-19, and as a result, pilot builds for the Nikola Tre BEV truck were delayed. In addition, various aspects of our business, manufacturing plant and hydrogen fueling station building process, cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our manufacturing and building plans, sales and marketing activities, business and results of operations.

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

We currently, and expect to continue to, benefit from certain government subsidies and economic incentives that support the development and adoption of our vehicles, particularly our battery-electric vehicles and fuel cell electric vehicles. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our battery-electric vehicles and fuel cell electric vehicles trucks in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

These incentives include tax credits, rebates and other incentives for alternative energy production, alternative fuel and electric vehicles, including greenhouse gas emissions credits under the U.S. Environmental Protection Agency’s Greenhouse Gas Rule and the California Air Resources Board. While these benefits have been available in the past, there is no guarantee these programs will be available in the future. If these tax incentives and other benefits are not available or are reduced or otherwise limited in the future, our financial position could be harmed.

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

Further, accepting funding from governmental entities or in-licensing patent rights from third parties that are co-owned with governmental entities may result in the U.S. government having certain rights, including so-called march-in rights, to such patent rights and any products or technology developed from such patent rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the U.S. government to use the invention for noncommercial purposes. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or to allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the U.S. government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

We may need to defend ourselves against patent or trademark infringement , or other intellectual property claims, which may be time-consuming and cause us to incur substantial costs.

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

We may also face claims challenging our use of open source software and our compliance with open source license terms. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose or license our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred. Any breach of such open source license or requirement to disclose or license our proprietary source code could harm our business, financial condition, results of operations and prospects.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information, including our technology and processes. In connection with our collaboration, partnership and license agreements, our rights to use licensed or jointly owned technology and intellectual property under such agreements may be subject to the continuation of and compliance with the terms of those agreements. In some cases, we may not control the prosecution, maintenance or filing of licensed or jointly owned patent rights, or the enforcement of such patents against third parties.

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

For example, we are currently enforcing certain of our issued U.S. patents and other intellectual property rights against Tesla. Such litigation could result in such patents being challenged and/or invalidated, expose us to counterclaims of intellectual property infringement and result in a substantial diversion of our management’s attention and resources.

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

Unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely affect our business.

As an early stage company, maintaining and enhancing our brand and reputation is critical to our ability to attract and retain employees, partners, customers and investors, and to mitigate legislative or regulatory scrutiny, litigation and government investigations.

We have recently received significant negative publicity, which has adversely affected our brand and reputation. Negative publicity may result from allegations of fraud, improper business practices, employee misconduct, unfair employment practices or any other matters that could give rise to litigation and/or governmental investigations. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to us or those affiliated with us, including our former executive chairman, could adversely affect public perception of the entire company. Adverse publicity and its effect on overall public perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

In September 2020, an entity published a report containing certain allegations against us. This report and the public response to such report, as well as other negative publicity we have received recently, have adversely affected our brand and reputation as well as our stock price, which makes it difficult for us to attract and retain employees, partners and customers, reduces confidence in and use of our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny and results in litigation and governmental investigations. As a result, customers, potential customers, partners and potential partners may fail to award us additional business or seek to cancel existing contracts or otherwise, direct future business to our competitors, and investors may invest in our competitors instead.

The successful rehabilitation of our brand will depend largely on regaining a good reputation, meeting our vehicle commercialization schedules, satisfying the requirements of customers, meeting our fueling commitments under our future bundled lease arrangements, maintaining a high quality of service under our future bundled lease arrangements, improving our compliance programs and continuing our marketing and public relations efforts. Expenses related to our brand promotion, reputation building, and media strategies have been significant and our efforts may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully rehabilitate our brand in the current or future competitive environment or if events similar to the negative publicity we recently received occur in the future, our brand and reputation would be further damaged and our business may suffer.

Although we maintain insurance for the disruption of our business and director and officer liability insurance, these insurance policies may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Social media platforms present risks and challenges that could cause damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions.

Social media platforms present risks and challenges that could cause damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. We have adopted internal policies and procedures regarding social media, which may not be effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such media coverage. The use of such platforms by our officers and other employees and former employees has had and could in the future increase our costs, cause damage to our brand and reputation, result in the disclosure of confidential information, lead to litigation or subject us to regulatory inquiries, penalties and other restrictive sanctions and adverse consequences if the SEC, the Department of Justice, or any other government agency were to pursue legal action in the future. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them.

General Risk Factors

Concentration of ownership among our executive officers and directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of September 30, 2020, Mark A. Russell, our President, Chief Executive Officer and director, beneficially owns, directly or indirectly, approximately 12.7%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 24.5% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation, or our Certificate of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

As of September 20, 2020, Trevor R. Milton, our founder and former executive chairman, beneficially owns, directly or indirectly, approximately 23.9% of our outstanding common stock. In connection with his departure in September 2020, for a period of three years from September 20, 2020, Mr. Milton has agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock in the aggregate, together with shares held by his affiliates and associates, (ii) propose or effect any extraordinary transaction with respect to us, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of our board of directors, or (v) submit any stockholder proposal. In addition, for a period of three years from September 20, 2020, Mr. Milton has agreed to vote his shares of our common stock (x) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (y) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting. These standstill and voting restrictions could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of our executive officers and directors and their affiliates.

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to decline.

As of September 30, 2020, we had approximately 384.1 million shares of common stock outstanding and private warrants to purchase approximately 0.9 million shares of common stock. Except as described below, all of the shares of our common stock are freely transferable without restriction or additional registration under the Securities Act of 1933 (the “Securities Act”).

Certain persons and entities holding shares of our common stock initially purchased by VectoIQ’s sponsor, VectoIQ Holdings, LLC, and Cowen Investments II, LLC in a private placement in connection with VectoIQ’s initial public offering in May 2018 (“IPO”) and VectoIQ Units purchased in a private placement in connection with the IPO (collectively, the “Original Holders”) agreed to be locked-up for a period of one year following the closing of the Business Combination, subject to early release if the reported last sale price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing of the Business Combination, and subject to certain other exceptions, pursuant to that certain Registration Rights and Lock-Up Agreement dated June 3, 2020, as amended on July 17, 2020 (as amended, the “Registration Rights and Lock-Up Agreement”). The Registration Rights and Lock-Up Agreement also provides that certain stockholders of Legacy Nikola (collectively, the “New Holders”) will be locked-up for a period of 180 days following the closing of the Business Combination, except for certain entities controlled by Trevor R. Milton and Mark A. Russell, which will be locked-up until December 1, 2020 (up to 16% of which can be transferred prior to such time in connection with pledges of such shares as security or collateral to incur debt for the purpose of acquiring additional shares of our common stock), in each case subject to certain exceptions. In addition, certain stockholders of Legacy Nikola and our executive officers agreed to be locked-up for a period of 180 days following the closing of the Business Combination, subject to certain exceptions, pursuant to Lock-Up Agreements dated June 3, 2020. In November, 2020, members of our board of directors, executive officers, their affiliates and certain entities associated with those individuals voluntarily agreed to extend the lock-up provision on an aggregate of approximately 136,500,000 shares of our common stock, including vested stock options and warrants, through April 30, 2021.

As a result, approximately 161 million shares of our common stock will become eligible for sale beginning on December 1, 2020 upon the expiration of the lock-up agreements described above. Approximately 5 million additional shares of our common stock held by the Original Holders may become eligible for sale beginning on or after December 1, 2020 pursuant to the Registration Rights and Lock-Up Agreement, depending on the price of our common stock during the 30-trading day period commencing on or after November 1, 2020 at the time.

We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to existing market stand-off or lock-up agreements and relevant vesting schedules.

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

The trading price of our common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the trading price of our common stock declined recently following a report published by an entity containing certain allegations against us. These factors include, but are not limited to:

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

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act,, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

We are an “emerging growth company” within the meaning of the Securities Act, and if we takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in VectoIQ’s IPO. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Certificate of Incorporation. In addition, our Certificate of Incorporation and our amended and restated bylaws, or our Bylaws, will provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Securities Exchange Act.

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

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock, change their price targets, issue other unfavorable commentary or cease publishing reports about us or our business. For example, in September 2020, an entity published a report containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Description
4.1
Amendment No. 1 to Registration Rights and Lock-Up Agreement by and among the Registrant and certain stockholders of the Registrant, dated July 17, 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 23, 2020).

10.1	#	Agreement by and between Trevor R. Milton and the Registrant, dated September 20, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2020)
10.2		Subscription Agreement by and between the Registrant and General Motors Holdings LLC, dated September 3, 2020.
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance.
101.SCH		Inline XBRL Extension Calculation Linkbase.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (formatted as Inline XBRL).
________________
# Indicates management contract or compensatory plan or arrangement.

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
Date: November 9, 2020