Form 10-K
period 2020-12-31
Nikola Corp
filed 2021-02-25
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number 001-04321
Nikola Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-4151153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4141 E Broadway Road	85040
Phoenix, Arizona
(Address of Principal Executive Offices)	(Zip Code)
(480) 666-1038
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	NKLA	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2020, based on the closing price of $67.53 for shares of the Registrant’s common stock as reported by The Nasdaq Stock Market LLC, was approximately $12.5 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 391,945,919 shares of common stock as of February 19, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2021 Annual Meeting of Stockholders to be held on June 8, 2021.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” "will," and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include our financial and business performance; expected timing with respect to the build out of our manufacturing facilities, joint venture with Iveco and production and attributes of our BEV and FCEV trucks; expectations regarding our hydrogen fuel station rollout plan; timing of completion of prototypes, validation testing, volume production and other milestones; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; planned collaboration with our business partners; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the outcome of any known and unknown regulatory proceedings; our business, expansion plans and opportunities; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.

i

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to execute our business model, including market acceptance of our planned products and services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory or judicial proceeding; the effect of the COVID-19 pandemic on our business; our ability to raise capital; our ability to compete; the success of our business collaborations; regulatory developments in the United States and foreign countries; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this report, all references to “Nikola,” “we,” “us,” or “our” mean Nikola Corporation.

Nikola™ is a trademark of Nikola Corporation. We also refer to trademarks of other corporations and organizations in this report.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. of this report, “Risk Factors,” before deciding whether to invest in our company.
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
ii

PART I

Item 1. Business
Company Overview
Who We Are

Our vision is to be the zero-emissions transportation industry leader. We plan to realize this vision through world-class partnerships, groundbreaking research and development, and a revolutionary business model.

According to the Environmental Protection Agency, or EPA, and the European Environment Agency, or EEA, the transportation industry causes an estimated 25% to 30% of U.S. and EU greenhouse gas, or GHG, emissions. While heavy-duty trucking represents less than 10% of the transportation industry, it is responsible for approximately 40% of transportation industry GHG according to the International Council on Clean Transportation, or ICCT. With ever-expanding e-commerce freight demands, zero-emission vehicles are believed to be one of the only viable options for a sustainable future.

We are a technology innovator and integrator, working to develop innovative energy and transportation solutions. We are pioneering a business model that will enable corporate customers to integrate next-generation truck technology, hydrogen fueling infrastructure, and related maintenance. By creating this ecosystem, we and our strategic business partners and suppliers hope to build a long-term competitive advantage for clean technology vehicles and next generation fueling solutions.

Our expertise lies in design, innovation, and software and engineering. We assemble, integrate, and commission our vehicles in collaboration with our business partners and suppliers. Our approach has always been to leverage strategic partnerships to help lower cost, increase capital efficiency and increase speed to market. To date, we have assembled world-class partners and we will continue to use this approach.

We operate in two business units: Truck and Energy. The Truck business unit is developing and commercializing battery electric vehicles, or BEV, and hydrogen fuel cell electric vehicles, or FCEV, Class 8 trucks that provide environmentally friendly, cost-effective solutions to the short-haul, medium-haul and long-haul trucking sector. The Energy business unit is focused on developing and constructing a network of hydrogen fueling stations to meet hydrogen fuel demand for our FCEV and other customers, as well as potential solutions for BEV customers.

The key differentiator of our business model is our planned network of hydrogen fueling stations. Historically, investing in alternative fuel vehicles represented a high risk for both original equipment manufacturers, or OEMs, and customers due to the uncertainty of the fueling infrastructure. Existing fuel providers have limited incentive to deploy required resources and capital to develop an alternative fuel infrastructure due to a lack of known demand. The inability to tackle both sides of this equation has prohibited hydrogen from reaching its full potential to date. Our approach aims to solve this ‘‘chicken or the egg’’ problem.

For FCEV customers, we are offering a unique bundled lease model, which provides truck, hydrogen fuel, and maintenance. Our go-to-market strategy will be offering a fixed price per mile through a 7 year or 700,000 mile lease to our customers, although alternative structures may be available especially in the early stages of the FCEV roll-out. Our bundled lease model will significantly de-risk infrastructure development by locking in fuel demand from our dedicated route customers. This locked in demand will ensure high station utilization.

We believe our station network will provide a competitive advantage and help accelerate the adoption of our FCEV. We believe our product portfolio and hydrogen fueling network provide a key strategic advantage that differentiates us from competitors and will allow us to provide significant and valuable innovation to the estimated $600 billion global heavy-duty commercial vehicle and the related fueling and maintenance ecosystems.

Market
Total Addressable Market

We believe our unique bundled lease, which includes the FCEV truck, fuel, and maintenance, will allow us to expand our total addressable market significantly when compared to traditional OEMs.

Globally, the total addressable market, or TAM, is estimated to be a $600 billion per year with steady growth expected to continue as e-commerce and global economic growth fuel the need for more heavy-duty trucks.
Based on data provided by ACT Research, the estimated $600 billion TAM is as follows:
•Global Class 8 Truck Sales Market: Approximately $118 billion ($36 billion U.S. market, $32 billion EU market, $50 billion rest of world or ROW)
•Global Fueling Market: Approximately $367 billion ($63 billion U.S. market, $93 billion EU market, $211 billion ROW)
•Global Service and Maintenance Market: Approximately $112 billion ($29 billion U.S. market, $26 billion EU market, $57 billion ROW)
According to ACT Research, the active Class 8 truck population is expected to grow by approximately 5.0% annually from 2019 to 2023.
Class 8 Market Segmentation
Private Fleet vs. For-Hire Fleet Segmentation

ACT Research segments the on-highway Class 8 freight market between private and for-hire fleets, representing 53% and 47% of the Class 8 market, respectively. Private fleets, such as PepsiCo or Sysco, are almost all regular route operations or ‘‘dedicated’’ routes running point-to-point. The for-hire market, such as JB Hunt, XPO Logistics, can be further broken down into: contract 32%, spot 12%, and dedicated 3%. Dedicated for-hire fleets are mostly outsourced by shippers to run point-to-point.
Length of Haul Segmentation
ACT Research breaks down the Class 8 truck market by the length-of-haul. The length-of-haul refers to the distance of an outbound load, and does not account for a return trip.
•Short-haul less than 100 miles: applications include agricultural and drayage operations.
•Medium-haul 100-250 miles: applications include private fleet distribution, less than truckload operations, and regional for-hire fleets.
•Long-haul over 250 miles: applications include regular and irregular for-hire fleets, and private fleet regular route operations.
E-commerce Driving Expansion of Freight Moved by Trucks

According to the Freight Analysis Framework and the U.S. Department of Transportation Statistics, in 2017, approximately 40% of all freight was moved by trucks in the U.S. and that amount is expected to continue to grow. According to Eurostat, in Europe, approximately 52% of all freight in 2017 was moved by trucks. That number is expected to grow approximately 30% through 2030. According to ACT Research, globally, the active Class 8 truck population is expected to increase from 7.3 million in 2018, to 9.2 million in 2023, as emerging markets drive volume growth.

Shift to Zero-Emission Vehicles

According to EPA and the EEA reports as of 2017, the transportation industry causes an estimated 25% to 30% of U.S. and European GHG emissions. While heavy-duty trucking represents less than 10% of the vehicle population, the ICCT estimates it is responsible for approximately 40% of emissions from the transportation industry, making them disproportionate contributors to pollution. Diesel vehicles are a major source of harmful air pollutants and GHG emissions. The associated local air pollution, particulates of oxides of nitrogen and particulate matter emissions, negatively impacts health and quality of life. Additionally, diesel exhaust has been classified as a potential human carcinogen by the EPA and the International Agency for Research on Cancer. Studies done on exposure to high levels of diesel exhaust indicate a greater risk of lung cancer.

A significant share of global GHG emissions stem from heavy-duty vehicle transportation. We believe zero-emission vehicles are one of the viable options to reduce emissions in the transportation sector to meet climate, ozone, and regulatory targets. According to the U.S. Emissions Center for Climate and Energy Solutions, in 2017, U.S. GHG emissions totaled 6,457 million metric tons, or MMT, of CO2 equivalents. Medium and heavy-duty vehicles accounted for 7% of total emissions, equal to 431 MMT of CO2 equivalents. The EEA’s report on GHG in Europe found that in 2017, EU GHG emissions totaled 4,481 MMT of CO2 equivalents. Heavy-duty vehicles accounted for 5% of total emissions, equal to 224 MMT of CO2 equivalents.

A strong consensus among the largest governments calls for a global push to shift to zero-emission vehicles and the eventual elimination of internal combustion engine, or ICE vehicles. According to the Center for Climate Protections ‘‘Survey on Global Activities to Phase Out ICE Vehicles’’ report, actions being taken by national and local governments include:
•The following cities signed the C40 Fossil-Fuel-Free Streets Declaration: Electric buses by 2025, ICE vehicles banned by 2030: Athens, Auckland, Barcelona, Cape Town, Copenhagen, Heidelberg, London, Los Angeles, Madrid, Milan, Mexico City, Paris, Quito and Rome.
•Additionally, Delhi, Hamburg, Oslo, Oxford, and Tokyo, have all began to implement and propose plans to move towards all zero-emissions vehicles.
Countries Phasing Out ICE Vehicles (specific actions vary by country):
•Austria: No new ICE vehicles sold after 2020;
•China: End production and sales of ICE vehicles by 2040;
•Denmark: 5,000 electric vehicles, or EVs, on the road by 2019, tax incentive in place;
•France: Ban the sale of petrol and diesel cars by 2040;
•Germany: No registration of ICE vehicles by 2030 (passed by legislature); cities can ban diesel cars;
•India: Target of no new ICE vehicles sold after 2030;
•Ireland: No new ICE vehicles sold after 2030; Incentive program in place for EV sales;
•Israel: No new ICE vehicle imports after 2030;
•Japan: Incentive program in place for EV sales;
•Netherlands: No new ICE vehicles sold after 2030; Phase out begins 2025;
•Norway: Sell only electric and hybrid vehicles starting in 2025;
•Portugal: Official target and incentive in place for EV Sales;
•Scotland: No new ICE vehicles sold after 2032;

•South Korea: EVs account for 30% of auto sales by 2020;
•Spain: Incentive package to promote sales of alternative energy vehicles;
•Sweden: Ban of new ICE vehicle sales in 2030;
•Taiwan: Phase out fossil fuel-powered motorcycles by 2035 and fossil fuel-powered vehicles by 2040. Additionally, the replacement of all government vehicles and public buses with electric versions by 2030;
•United Kingdom: Ban the sale of petrol and diesel cars starting in 2030

With such strong sentiment to reduce global GHG emissions from leading governments, OEMs will have to spend significant additional research and development on existing models to remain compliant in the near term, or they will face heavy fines. In Europe, there will be a mandatory 15% reduction in CO2 emissions by 2025, and a 30% reduction target by 2030. There will be a financial penalty for failure to achieve these targets. The level of the penalties is 4,250 Euros and 6,800 Euros per gCO2 / tonne-kilometre, or tkm, in 2025 and 2030, respectively. Conventional diesel technology will most likely not be able to meet the European targets set for 2025 and 2030. These ambitious CO2 targets are likely ‘‘technology-forcing’’ towards alternative powertrains such as battery-electric and hydrogen fuel cell.

In early 2021, the Biden administration has established measurable steps and metrics with the purpose of limiting global climate change. Changes already enacted to accomplish this goal include re-joining the Paris Climate Agreement, an international treaty designed to reduce climate change, and promising to replace the U.S. government’s existing vehicle fleet with “net zero emission” electric vehicles.

In addition to the steps already taken, we expect that the U.S. government will enact stricter vehicle emissions standards while offering incentives that drive vehicle owners and manufacturers to zero emission solutions. This market shift to clean energy transportation, backed by the Biden administration, offers a background in which we believe we are well-positioned to succeed.

In addition, consumers are increasingly demanding that corporations take action to reduce their carbon footprint. An article by Nielsen from 2018 cited that nearly half (48%) of U.S. consumers said they would ‘‘definitely’’ or ‘‘probably’’ change their consumption habits to reduce their impact on the environment, placing reducing emissions high on the agenda for large corporations. For example:
•Amazon has pledged to become carbon neutral by 2040;
•BP has pledged to become carbon neutral by 2050;
•DB Schenker plans to make its transport activities in European cities emission-free by 2030;
•DHL set a goal to reduce all logistics-related emissions to zero by 2050;
•UPS has committed to sourcing 40% of its ground fuel from low carbon or alternative fuels by 2025;
•Walmart set a goal of an 18% emissions reduction in their own operations by 2025 and to work with suppliers to reduce emissions by 1 gigaton by 2030; and
•Microsoft has committed to be carbon negative by 2030, and that by 2050 it hopes will have sequestrated enough carbon to account for all direct emissions it has ever made.

U.S. Market Policy Trends
•Major shift and greater alignment on climate change policy – Federal government and increasing numbers of states moving in similar policy directions (i.e., electric vehicles, infrastructure, roadmaps).

•Federal government advancing aggressive executive actions to move the U.S. to transportation electrification and decarbonization; California is advancing comprehensive zero-emissions market development strategy.
•More state legislatures and regulatory agencies moving to consider transportation electrification planning and funding programs – key regions are emerging.
•Hydrogen and fuel cell technology receiving increased attention as a zero-emission and low carbon fuel type, spurring hydrogen production and hydrogen marketplace discussions are emerging at national level and in multiple states.
•National hydrogen coalition development - 11 companies have partnered to form Hydrogen Forward - initiative focused on advancing hydrogen development in the U.S. Founding members include – Air Liquide, Anglo American, Bloom Energy, CF Industries, Chart Industries, Cummins Inc., Hyundai, Linde, McDermott, Shell and Toyota.
•Increasing numbers of states focusing on grid modernization efforts, including energy storage targets, innovative pilot programs, advanced rate design pilots, electric grid resilience, and battery storage deployments.

Federal Policy Update - Biden Administration Executive Orders

Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis
•Directs federal agencies to consider revising vehicle fuel economy and emissions standards to ensure that such standards cut pollution.
•Establishes an Interagency Working Group on the Social Cost of GHG to account for the benefits of reducing climate pollution to address GHG.

Tackling the Climate Crisis at Home and Abroad, Create Jobs, and Restore Scientific Integrity Across Federal Government
•Center the Climate Crisis in U.S. Foreign Policy and National Security Considerations
•Take a Whole-of-Government Approach to the Climate Crisis
•Leverage the Federal Government’s Footprint and Buying Power to Lead by Example

▪Directs the federal agencies to procure carbon pollution-free electricity and clean, zero-emission vehicles to create good-paying, union jobs and stimulate clean energy industries.

▪Directs federal agencies to eliminate fossil fuel subsidies as consistent with applicable law and identify new opportunities to spur innovation, commercialization, and deployment of clean energy technologies and infrastructure.

•Rebuild Our Infrastructure for a Sustainable Economy

▪The order catalyzes the creation of jobs in construction, manufacturing, engineering and the skilled-trades by directing steps to ensure that every federal infrastructure investment reduces climate pollution and that steps are taken to accelerate clean energy and transmission projects under federal siting and permitting processes in an environmentally sustainable manner.
•Advance Conservation, Agriculture, and Reforestation
•Revitalize Energy Communities

•Secure Environmental Justice and Spur Economic Opportunity
Hydrogen Fuel Cell and Battery Technology Momentum
With the global push to eliminate ICE vehicles, battery-electric and fuel cell technologies currently stand out as the best alternatives to diesel. Both battery costs, a key cost competent of a BEV, and electricity prices, a key cost component in hydrogen fuel production, have decreased significantly over the past decade, and prices continue to decrease. These cost reductions significantly improve the economics of BEV and FCEV trucks.
A January 2020 report published by the Hydrogen Council highlighted how policy and economic forces are converging, creating unprecedented momentum in the hydrogen sector. This momentum is buoyed by:
•66 countries having announced net zero-emissions as a target by 2050;
•Approximately 80% decrease in global average renewable energy prices since 2010; and
•Expected 55 times growth in electrolysis capacity by 2025 compared to 2015.
Zero-Emission Vehicles Enabled by Significant Reduction in Battery Cost and Renewable Electricity Prices
The majority of the cost of production of a BEV truck, and a major cost component of a FCEV truck, lie in the cost of the battery. As illustrated in a 2019 report by Bloomberg NEF, from 2010 to 2018, lithium-ion battery prices have fallen from $1,160 per kilowatt-hour, or kWh, to $176 per kWh, representing an 85% cost reduction. As investment in battery technology continues to increase as a result of OEMs allocating more capital to next-generation powertrain technology, this trend in battery cost reduction is expected to continue. Conversely, vehicles that run on lithium-ion battery-electric power can experience battery capacity and performance loss over time, depending on the use and age of the battery.
For hydrogen production, we expect electricity costs to account for approximately 75% to 85% of the total cost. Per Lazard’s November 2019 Levelized Cost of Energy Analysis, the cost of producing renewable energy has dropped significantly since 2009. In 2009, the global average solar and wind levelized cost of energy was $359 per megawatt-hour, or MWh, and $135 per MWh, respectively. In 2019, these costs were $40 per MWh for solar and $41 per MWh for wind, representing a cost reduction of 89% and 70%, respectively.
Renewable energy prices are expected to continue to fall as production capacity is set to expand by 50% between 2019 to 2024. This trend will further reduce renewable energy prices, which will drive the cost of hydrogen production even lower.
According to Wood Mackenzie, in the U.S., the world’s second-largest solar market, power purchase agreements, or PPAs, are now trending between $20 to $30 per MWh, and on a global scale, prices have been observed as low as $17 per MWh. Lower solar energy production cost is expected to allow us to produce renewable hydrogen at a cost that is competitive with existing diesel solutions.
Industry Focused on TCO
In the highly competitive trucking industry, when choosing between truck models that meet their technical and safety requirements, customers mainly base their purchasing decision on total cost of ownership, or TCO. TCO is the total cost of owning the truck through its lifecycle, including lease cost or purchase payment, fuel cost, service, and maintenance. According to ACT Research, traditionally, TCO for diesel trucks (excluding driver wages, benefits, and insurance), is typically broken down into cost of fuel (approximately 50%), purchase or lease payments on truck (approximately 22%), and repairs and maintenance (approximately 28%).
According to ACT Research, historically, diesel fuel comprises 40% to 60% of TCO, depending on prevailing diesel fuel prices. With the incumbent ICE technology, fleet operators are also forced to accept volatility in their largest cost component, creating risk and uncertainty. Our bundled lease will provide customers TCO clarity for the first time in the industry’s history.

Industry and Competition
Competition in the Class 8 heavy-duty truck industry is intense and new regulatory requirements for vehicle emissions, technological advances, and shifting customer demands are causing the industry to evolve towards zero-emission solutions. We believe the primary competitive factors in the Class 8 market include, but are not limited to:
•vehicle safety;
•total cost of ownership (TCO);
•product performance and uptime;
•availability of charging or re-fueling network;
•emissions profile;
•vehicle quality and reliability;
•technological innovation;
•improved vehicle operational visibility;
•ease of autonomous capability development; and
•service options.
Similar to traditional OEMs in the passenger vehicle market, incumbent commercial transportation OEMs are burdened with legacy systems and the need to generate sufficient return on existing infrastructure, which historically created a reluctance to embrace new zero-emission drivetrain technology. This reluctance created an opportunity for us.
However, we believe the global push for lower emissions combined with vast technological improvements in fuel cell and battery-electric powertrain technologies has awakened well-established OEMs to begin investing in zero-emission vehicle platforms.
BEV Competition
Tesla, Daimler, Volvo, as well as other automotive manufactures, have announced their plans to bring Class 8 BEV trucks to the market over the coming years. Tesla announced its concept vehicle, the Tesla Semi, in November 2017. Daimler announced its plans for the eCascadia, which is the electric version of their flagship Freightliner Cascadia, in June 2018. Volvo announced plans to commercialize its BEV heavy-duty truck, the VNR Electric, in December 2018. Other competitors include BYD, who we believe is currently selling Class 8 BEV trucks, Peterbilt, XOS, Lion, Volvo, Hyliion, and potentially Cummins. We believe all of these competitors are in various stages of rolling out their vehicles, including pilot programs and providing test vehicles to customers.
FCEV Competition
Due to higher barriers to entry, there are fewer competitors in the FCEV Class 8 market. However, Hyundai and Toyota have chosen to focus their efforts on FCEV as the powertrain of the future. Hyundai intends to enter the European market for heavy-duty vehicles with their FCEV truck, the Hyundai Xcient. In addition, others such as Hyundai have announced they plan to offer FCEV trucks and invest in hydrogen stations for refueling. Toyota is collaborating with Kenworth, an American manufacturer for medium and heavy-duty trucks, to jointly develop an FCEV heavy-duty truck, and Daimler and Volvo recently announced a proposed joint venture to develop fuel cell systems for heavy-duty trucks. Other potential competitors include Navistar, Hino and Hyzon.

Competitors in Context
Most of our current and potential competitors have greater financial, technical, manufacturing, marketing, and other resources than we do. They may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their BEV and FCEV truck programs. Additionally, many of our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships, and greater resources than we do.
Although our competitors may have certain advantages we do not possess, we believe we are positioned to compete favorably. Although we do not have the same name recognition, or operating history as most of our competition, we are free from the burden of legacy infrastructure and design. We believe we have the benefit of a head start and the advantage of beginning from a blank slate, which is critical when introducing new technology.
Products
As the commercial transportation sector transitions towards zero-emission solutions, we believe there will be a need to offer tailored solutions that meet the needs of each customer. Unlike the passenger vehicle market, where users typically return home each day, the commercial vehicle market contains multiple use cases often requiring vehicles to be out on the road for days, or weeks at a time. By offering both BEV (for short and medium-haul, city, regional, and drayage deliveries) and FCEV (for medium and long-haul) solutions, we believe we are uniquely positioned to disrupt the commercial transportation sector by providing solutions that address the full range of customer needs.
The electrical propulsion of our BEV and FCEV trucks has a modular design which allows the batteries and associated controls to be configured to either a BEV or FCEV propulsion. Our architecture inside the centralized e-axle is configured for the appropriate power needs for the BEV and FCEV for a wide range of applications. Our cab-over design allows us to address both the European and North American markets which provide engineering and manufacturing synergies.

We have developed a portfolio of proprietary electrified architectures and associated technologies that are embedded and integrated into our BEV and FCEV vehicles. Our principal vehicle offerings include:
Nikola's Class 8 BEV - Nikola Tre
The Nikola Tre Class 8 truck is based on the S-WAY platform from Iveco and integrates our electrified propulsion, technology, controls and infotainment. In addition, we redesigned the majority of the high-visibility components and body panels of the S-WAY truck, and added several new interior features including a digital cockpit with an infotainment screen, instrument screen and panel, redesigned steering wheel, and new seats. The cab-over design is desirable for city center applications due to shorter vehicle length, improved maneuverability, and better visibility. The Nikola Tre BEV will be marketed for short and medium-haul applications in North America and Europe.
The BEV version of Nikola Tre will be the first to market, addressing the near-term market opportunity as this version does not require a roll-out of charging infrastructure. BEVs run on a fully electric drivetrain powered by rechargeable batteries. Our BEV has an estimated range of 250 to 350 miles and is designed to address the short and medium-haul market. During the initial roll-out, customers will be responsible for their own charging needs.
Sales of the Nikola Tre BEV are expected to begin in late 2021 in North America. We expect that BEV sales will principally be made direct to customers.
Nikola's Class 8 FCEV's - Nikola Tre and Nikola Two
FCEVs use fuel cells on-board to convert hydrogen into electricity to power the electric motors which transmit power to the wheels. The fuel cell generates electricity through a chemical reaction, supplied from on-board tanks, and oxygen from the atmosphere. A much smaller battery (compared to our BEV) provides supplemental power to the drivetrain, and stores energy recovered during regenerative braking. The voltage and charge of the battery are maintained through a combination of power supplied from the fuel cell and energy captured through regenerative braking.

In North America, we plan to develop and launch two FCEV truck platforms.
The Nikola Tre FCEV is targeted for medium and long-haul missions ranging from 300 – 500 miles per day. Its scalable architecture is expected to handle the majority of the North American day-cab market. The Tre FCEV leverages the Tre BEV platform with modifications for hydrogen fuel cell operation, improved aerodynamics, and lightweighting. The Nikola Tre FCEV is expected to launch in 2023.
The Nikola Two Sleeper Cab is targeted for long-haul missions with an operational range up to approximately 900 miles. This configuration allows for longer operation between fueling and is specifically designed for long-haul applications and extended highway operation. The Nikola Two FCEV is expected to launch in the second half of 2024.
We expect that in the longer term as autonomous technologies relieve hours of service restrictions, FCEVs will be an ideal option for longer continuous hauls.
Our FCEVs are designed to allow us to address the longer-term opportunity by combining our fuel cell technology and a network of hydrogen stations across North America.
Hydrogen Fueling Stations

We are developing fueling and charging stations in North America and Europe to support our BEV and FCEV customers and to help capture first mover advantage with respect to next generation fueling infrastructure.
We intend to collaborate with strategic partners to deploy multiple stations based on a variety of factors including cost, reliability, and carbon intensity of energy sources. In certain cases where electricity can be procured in a cost-effective manner, hydrogen fuel will be produced on-site, via electrolysis. In other cases, hydrogen fuel will be produced off-site and delivered to fueling stations under a supply "hub and spoke" structure.
Electricity input for on-site hydrogen fuel production will be purchased via long-term supply agreements where feasible. Hydrogen production sites are expected to have daily production capacity of 8,000 kg and could support approximately 200 FCEV trucks per day. These sites are designed to be scalable to up to 40,000 kg per day of production, if needed. Our stations are expected to contain at least eight heavy-duty (for commercial trucks) and up to four light-duty (for vehicles) hydrogen fueling dispensers. We also plan to install electric fast charging to support BEV trucks.
Each fueling and charging station will be designed to maximize the utilization from the start and is anticipated to generate substantial revenue and cash flow, which can be used to fund the development of future stations.
First Test Station Installed at Nikola's Phoenix HQ
Through our partnership with Nel ASA, a Norwegian hydrogen company, or Nel, we have initiated the development of the hydrogen station infrastructure by completing our first 1,000 kg demo station in the first quarter of 2019 at our corporate headquarters in Phoenix, Arizona. The demo hydrogen station offers hydrogen storage and dispensing and serves as a model for future hydrogen stations.

Overall Fueling Station Rollout Strategy
Given the anticipated minimum range of 300 miles for our FCEV trucks and our desire to rapidly expand hydrogen fueling infrastructure across North America to promote the decarbonization of the freight industry, we are conceptually planning on deploying fueling stations at intervals of no more than 250 miles apart, to accommodate less efficient driving styles, heavy payloads, climbing steep grades, and local travel within a metropolitan area.
The station locations will be planned to coincide with the greatest volumes of existing truck traffic, existing population centers and freight hubs, major freeway intersections, and available incentives. We envision our early station rollout seeking to cover as broad of a geographic range as possible across the freight routes that are likely to see the greatest volumes of FCEV adoption.
Following deployment of a broad fueling station network, we envision increasing the density of the fueling station locations based upon customer demand for fuel and satisfying the needs of secondary routes within the network.
First Stations to Support Customers with Dedicated Routes
Initially, our fueling and charging stations will be built to support carefully selected fleet customers who have dedicated routes along major interstate corridors. For example, we have partnered with Anheuser-Busch, or AB, as a launch customer because they have dedicated freight routes between their twelve breweries and six distribution centers. Stations will be built in Southern California and in Phoenix, Arizona to support AB's freight movements along Interstate 10 from their brewery in Van Nuys, California to their distribution center in Chandler, Arizona.

California Hydrogen Station Strategy
Our initial plan is to build up to approximately ten stations in California. These stations will supply fuel for our launch customers in those geographies that have dedicated routes in California. California is offering incentives to build out our hydrogen fueling infrastructure, including opportunities for funding along major freeway corridors. We expect to begin securing sites in 2021 and then proceeding to build in phases to support customer demand.
After the California station build-out, we plan to strategically target other states offering incentives.
Single-Station Dedicated Route Strategy
After maximizing incentives offered by states, our strategy is to build hydrogen fueling stations along dedicated routes according to the needs of strategically selected customers. We anticipate the need for up to 700 stations in North America. This overall strategy is designed to enable a capital-efficient roll-out of hydrogen stations, ensuring high utilization and predictability of demand, while allowing us to also sell hydrogen to third-party purchasers.
The layout and freight movement along our interstate system provides ample opportunities to expand our hydrogen station network in the U.S., as road freight is concentrated along the relatively few and significant corridors that form the National Highway Freight Network.
European Station Network Strategy
The European hydrogen station network will be built following a similar strategy. Several highly trafficked freight corridors exist in Europe, with logistics hubs in proximity to consumption centers, freight ports, and corridor crossroads. We plan to strategically deploy hydrogen stations along the key corridors and logistical hubs to maximize the efficiency of station deployment. Ultimate station roll-out strategy and timing will also consider potential local incentives offered in Europe to ensure the most economically favorable station roll-out. We believe that a network of 70 to 90 hydrogen stations will provide approximately 85% coverage of Western European freight corridors.

Power Sourcing Strategy, and Over Time, 100% Zero-Emission Goal
During our initial hydrogen station roll-out, we intend to source power based on the most economical power mix available at each hydrogen production site. Over time, our goal is to support each fueling station with 100% zero-emission power, whenever feasible.
Our energy business unit has established a strong team with deep energy industry experience, to provide focus and expertise in the key areas required to establish a comprehensive, low cost, safe, reliable and efficient hydrogen delivery system to our customers.
In January 2021, we secured approval of an innovative electricity rate schedule with Arizona Public Service Company (APS), which accelerates our goal to develop and provide hydrogen fuel at price parity with diesel to the commercial transportation industry. By facilitating low-cost production of hydrogen, the Arizona Corporation Commission’s approval of this rate schedule paves the way for the curtailment of GHG in the transportation sector, while also providing benefits to key constituents via novel grid-balancing solutions.
We believe APS’s competitive electric rate will help lead the creation of the hydrogen economy in Arizona. We estimate that under the rate structure, we will be able to deliver hydrogen at market leading prices and within the ranges required for us to offer competitive lease rates for our trucks customers.
Playing a Key Role in The Future of Energy Generation and Storage
The steady off-peak demand load of our hydrogen stations, and our ability to have our power supply temporarily interrupted during peak power demand, makes us a highly attractive customer for utilities, grid operators and other power providers. Our station model also provides the critical advantage of being able to take excess power generated during periods of low power demand. Given this power demand profile, and our ability to help optimize the energy grid, we believe we will have the opportunity to source power at prices below prevailing market rates.
Given our ability to level out demand and store night-time and other off-peak energy that might otherwise go unused, we believe our hydrogen strategy will provide critical solutions to the future of electric energy generation, transmission, and storage and help usher in the next generation of power supply.
Service, Maintenance, and Parts
Our proposed bundled lease includes the required maintenance and parts for our Class 8 vehicles. Service and maintenance of an electric vehicle is expected to be lower than the traditional ICE vehicle which has been proven thus far in the electric passenger vehicle market as well as in early development of Class 7 and 8 trucks. Fewer moving parts, no emissions compliance requirements and considerably reduced complexity of certain key drivetrain components in our trucks should result in fewer breakdowns and less preventative maintenance. These factors should lead to better uptime, lower costs for operators, and positive feedback from drivers. The asset utilization, productivity, and reduced downtime should favorably impact fleet operating margins.
A key requirement for our fleet customers is knowing there is an available service infrastructure for the maintenance, repair, and availability of parts for our vehicles. We are building a strong network of maintenance providers, a robust preventative maintenance program, as well as several levels of service to support fleet complexity, application, and duty cycles.
We have assembled a nimble and adaptable service, maintenance, and parts solutions for our vehicles, which is expected to include the following options:
•Electric vehicles have a system of sensors and controls that allow for precise monitoring of the vehicle and component operation performance. We will use this data to provide smart predictive maintenance, which will decrease downtime and costs by identifying a potential problem before it results in a breakdown. Preventative maintenance will be customized to match duty cycle and fleet applications.

•We will have the ability to provide over the air updates and software fixes when the vehicles are stopped. This can significantly reduce the time for repair, improve uptime, and continually monitor performance, efficiency, and overall utilization.
•In cases where a customer has their own maintenance expertise and infrastructure, we will identify and provide certification of technicians and procedures for items that can be maintained at their shops. This could include procedures such as tire changes, wearable parts, chassis, and brake services.
•In cases where the customer does not have a maintenance infrastructure or for more complex items, we plan to utilize a dealer network for maintenance and warranty work. The network will monitor day to day trip activity and incorporate support at the origin and destination for our truck routes. We also intend to support our partners with the latest diagnostic technologies like augmented reality and web-enabled video to support technicians for complex tasks or newly identified issues.
•If a vehicle requires maintenance of a complex system or component such as the fuel cell, e-axle, or battery-pack, some of those items can be removed and replaced with limited downtime. This will allow us to repair the downed component in the background and minimize vehicle downtime. We are also planning to develop a network of trained technicians that can travel to a customer or service partner as necessary. We also expect to have dedicated vendor agreements to service and maintain a specific fleet on premises or very close in proximity to the truck's domicile location.
•Additionally, we will procure replacement parts, components, and all aftermarket support supplies. These components and materials will be inventoried, warehoused and distributed by third party logistic providers currently engaged in supplying the Class 8 truck industry.
Customers and Reservations
Target Customers
We target large Class 8 fleet customers with established sustainability goals, as well as fleets operating along dedicated routes that are located in regions offering strong incentives for developing hydrogen infrastructure and/or delivering zero-emission vehicles.
BEV Customer Strategy
The BEV truck is designed for short and medium-haul applications, making it ideal for urban metro, inner-city, local delivery, port operations, and drayage applications. Our goal is to first target large corporate customers to establish early market share and strengthen brand identity.
For BEVs, we expect that some early U.S. sales will be in states such as California or New York where incentive programs already exist.
FCEV Customer Strategy
For the FCEV truck, we are planning to develop and construct initial hydrogen stations in Arizona and California. Therefore, early customers will likely be located in these states, or have extensive transportation routes within or between them.
We will also target dedicated fleets with either nationwide or significant regional distribution networks and dedicated route networks (i.e., where trucks operate between two fixed points, e.g., production plant and distribution hub) along highly trafficked freight corridors. This strategy allows for gradual, strategic, and capital-efficient development of the hydrogen infrastructure required to support FCEV trucks in operation. We will expand the FCEV offering to the entire Class 8 truck market once the fueling infrastructure is sufficiently developed.

Customer Reservations

Our list of FCEV non-binding reservations potentially represents more than two years of production. The FCEV reservation book was frozen in the fall of 2019 in order for us to focus on negotiating with strategic fleet partners to convert pre-orders to binding contracts with deposits for initial FCEV roll out. We do not hold deposits related to the FCEV orderbook. We intend to convert a significant portion of the existing reservations into binding orders, once we have fixed production dates for FCEV trucks. We will likely require a significant deposit to secure binding orders at least six months prior to delivery.
We are working to select our initial BEV customers strategically and are in dialogue with several customers. We expect to select one or two launch customers to participate in fleet testing and the initial production of the BEV truck.
First Ever Zero-Emission Beer Run
In November 2019, we completed AB's first ever zero-emissions beer-run. The Nikola Two prototype FCEV delivered six pallets of Bud Light weighing approximately 15,000 pounds. The total load hauled, including the trailer, was approximately 27,000 pounds. The delivery was made on city streets where the beer was delivered to one of AB's distributors. The distributor then delivered the beer to the St. Louis Blues arena for consumption at that night's game.
Partnerships and Suppliers
Our business model is validated and supported by world-class strategic partnerships that significantly reduce execution risk, improve commercialization timeline, and provide a long-term competitive advantage. These world-class partners have accelerated our internal development, growth, and learning and have positioned us to revolutionize the transportation sector. We believe our partnerships help increase the depth and breadth of our competitive advantage as well.
Our partnership philosophy is a recognition that the world's toughest challenges require bold solutions and a collaborative effort from multiple parties. Our goal is to provide zero-emission solutions to the transportation sector and to usher in next-generation grid solutions. With the help of our partners, we believe our chances of success are greatly improved. We are inspired by the knowledge that if we are successful, the whole world wins.
The following is a list of the partners who have chosen to embark upon this journey with us. With their help, we plan to drive out emissions from the transportation sector.
Co-Development Partners
Iveco
Iveco is a subsidiary of CNH Industrial, which designs, manufactures and distributes under the Iveco brand a wide range of light, medium and heavy commercial vehicles and off-road trucks with over 163,000 units sold in 2019. Iveco with its affiliates and joint ventures has significant manufacturing presence in Europe, as well as production facilities in Asia, Africa and Latin America, where it produces vehicles equipped with the latest technologies. Iveco can provide technical support in close proximity to their customers, the world over. Iveco is the European market leader in CNG/LNG alternative propulsion technologies for trucks.
During fiscal year 2019, we entered into an agreement with Iveco under which it will provide advisory services, including project coordination, drawings and documentation support, engineering support, vehicle integration, product validation support, purchasing, and the implementation of the Iveco World Class Manufacturing Methodology.
Iveco and its affiliate, FPT Industrial, S.p.A., will provide engineering and manufacturing expertise to industrialize our BEV and FCEV trucks. In Europe, we established a joint venture with Iveco, and together, we are jointly developing cab-over BEV and FCEV trucks for sale in the European market. In North America, we will be responsible for manufacturing and production at our greenfield facility in Coolidge, Arizona.

•North America Engineering and Production Alliance: Iveco agreed to provide $100.0 million of engineering and production support and access to intellectual property valued at $50.0 million to help bring our trucks to the North American market. This alliance significantly de-risks our operational execution by leveraging the expertise and capabilities of one of the world's leading commercial vehicle manufacturers, and we retain 100% of the North American business as a result.
•Europe Joint Venture: Our 50/50 joint venture with Iveco will leverage Iveco's engineering expertise and existing production and sales/service footprint. This joint venture allows us to accelerate penetration into the attractive European market while minimizing execution risk and optimizing capital allocation and our management bandwidth.
In addition to the manufacturing and production expertise, one of the key benefits of this partnership is our ability to leverage Iveco's existing assortment of parts, thereby decreasing our purchasing expenses, and accelerate the vehicle validation process.
Bosch
Bosch is a leading global supplier of technology and services to automotive, industrial, energy, building technology, and consumer end-markets with approximately 394,500 employees and sales of approximately 71.6 billion euros in 2020.
Working with Bosch, we have re-imagined the commercial vehicle powertrain from the ground up. Bosch will supply their latest design rotors and stators for our electric truck e-axles as well as state-of-the-art inverters. We are also working with Bosch on the fuel cell assembly utilizing Bosch components.
Other Key Industry Partners and Suppliers
Hanwha
Hanwha is a world leader in renewable energy and solar panel manufacturing and is partnering with us to assist in obtaining clean energy for our hydrogen fueling network. Hanwha Q Cells is our exclusive solar panel provider (to third-party solar farm developers), which will help generate the clean electricity that is critical to the production of renewable hydrogen.
Nel
We have partnered with Nel for the build out of our on-site gaseous hydrogen production and fuel dispensing stations. Nel is an industry leader in the manufacturing of electrolyzers.

Romeo Power

Romeo is an energy storage technology company focused on designing and manufacturing lithium-ion battery modules and packs for commercial electric vehicles. Romeo provides us with battery modules for the battery pack designed by Nikola and integrated into our trucks.
EDAG
EDAG is a global engineering service provider to the commercial vehicle industry. EDAG provides support for our cab and chassis engineering services.
WABCO
WABCO is a leading global supplier of braking control components and air management systems to medium- and heavy-duty trucks. WABCO provides us with industry-leading safety technologies including electronic braking systems, as well as traction and stability control technologies.

MAHLE
Mahle is a leading global supplier of thermal management systems for heavy-duty trucks. Mahle provides us with industry leading thermal management system technologies.
Manufacturing and Production
Leveraging Iveco's Capacity for Initial Units
We plan to produce and sell BEV and FCEV trucks in North America and Europe. Our joint venture with Iveco provides us with manufacturing capacity to build trucks for the North American market before the completion of our planned manufacturing plant in Coolidge, Arizona. During the fourth quarter of 2020, we made significant progress at our joint venture manufacturing facility on Iveco’s campus in Ulm, Germany. The building dismantling and building refurbishment, including the civil works (floor, heating, system, and walls), have been completed. The assembly of the customized Automatic Guided Vehicle Systems (AGVs) has begun and is on pace to begin onsite installation in March 2021. The crane and subgroup infrastructure has also been installed and is on track for completion by the end of February 2021. The logistics warehouse, internal logistics, end of line, finishing, enterprise resource planning system implementation, and the ordering and installation of tools and equipment are all on pace for completion by the end of May 2021, with trial production set to begin in June 2021.

We have also completed assembling the first five BEV prototype trucks at the Ulm, Germany facility and will assemble the next nine in the first half of 2021. In the second half of 2021, we expect to begin production of the BEV truck for North America delivery at the joint venture manufacturing facility. These first trucks will be imported into North America to fulfill launch customer orders. We also plan to build both the BEV and FCEV trucks for the European market in Iveco's Ulm, Germany facility.
U.S. Production Facility
In 2019, we acquired an approximately 400-acre parcel of real property in Coolidge, Arizona, which is located about 50 miles south of Phoenix, Arizona. We believe the parcel is well suited for our planned greenfield manufacturing facility due to its proximity to the Interstate 10 highway, the Interstate 8 highway, and a railway spur that abuts the parcel.
In July 2020, we broke ground on phase one of the U.S. manufacturing facility in Coolidge, Arizona. In a benchmark example of cooperation and collaboration between us, the City of Coolidge, Pinal County, and our general contractor, Walbridge, the facility’s master site plan has been completed, submitted, and approved by the City of Coolidge. Currently, the construction of the assembly shop is on track to be completed towards the end of 2021.

Based on our current rate of construction, we have decided to advance our truck build plan and have scheduled production trials starting second half of 2021. The full completion of the assembly shop will continue through 2021, followed by a ramp up to a full production volume.

At the end of December 2020, we celebrated our first steel column erection, and will continue to build out the steel structure through the end of February 2021. The underground utility work is ongoing, as is the roof installation. The civil work to support our manufacturing equipment has started and is expected to continue until May 2021. All work is proceeding as planned and scheduled.

Manufacturing equipment is ordered and either in fabrication or en route for installation.

In January 2021, we entered into a master utility agreement with Global Water Resources, Inc., a pure-play water resource management company, to provide water and wastewater services to our manufacturing plant in Coolidge, Arizona. This agreement helps with our goal of creating the smallest environmental footprint possible in the design and construction of our manufacturing site. The engagement of Global Water reflects a shared commitment to a sustainable future for Arizona and beyond.
Our production targets include:

Phase 1—Low Volume Production—up to 5,000 units per year:
•Warehouse space (approximately 100,000 - 150,000 square feet)
•Low-volume production capacity (approximately 5,000 units per year)
•Trial production to begin in the second half of 2021
•Expect to complete construction by the end of 2021
•Expect commissioning and start-up with the BEV truck in production in the first quarter of 2022
Phase 2—High Volume Production—up to 30,000 units per year:
•Expect to begin construction early-2021
•Expect to complete manufacturing facility (approximately 1,000,000 square feet)
•High-volume production capacity (approximately 30,000 units per year)
•Expect to complete construction by the end of 2022
•Expect commissioning and start-up with Nikola Two FCEV in production in the second half of 2023
European Production
We expect to utilize Iveco's excess capacity for the foreseeable future, giving us the ability to produce 10,000 units per year. The joint venture may seek to build a greenfield manufacturing facility, once we have sufficient hydrogen station network density in Europe to facilitate sales over 10,000 units per year. We anticipate national and local grants and loan support may be available to help fund a greenfield development in Europe.
Development Timeline
The development timeline for our trucks has accelerated upon entering a production alliance with Iveco. This partnership provides us the benefit of leveraging Iveco's expertise, and the Class 8 S-WAY truck platform in the design, development, testing and validation of the BEV truck. By focusing initial development efforts on the BEV truck, we were able to accelerate our go-to-market strategy by approximately 1-2 years.
BEV Development
During the fourth quarter of 2020, we completed the assembly of the first five prototype Nikola Tre BEVs. All trucks are in the commissioning process and are ramping up to full speed, torque, and payload hauling capacity as part of our level two software release and vehicle validation process. Four trucks are in North America undergoing powertrain, durability, and extreme weather testing. One truck remains in Europe for ABS braking, traction control, and electronic stability control testing. We have started assembling the next nine prototype trucks at the Ulm, Germany facility.
Upcoming key milestones in the commercialization of the Nikola Tre BEV truck are as follows:
•Start of trial production at Iveco's facility in Ulm, Germany in the second quarter of 2021
•Start of trial production at our facility in Coolidge, Arizona in the second half of 2021
FCEV Development
Key milestones in the commercialization of the Nikola Tre FCEV (North America) trucks are as follows:
•Nikola Tre FCEV start of alpha builds in Coolidge, Arizona and Ulm, Germany in the second quarter of 2021

•Testing of Nikola Tre alpha trucks in the U.S. in the fourth quarter of 2021
•Alpha customer fleet and on-road validation in the second quarter of 2022
•Testing of beta trucks in U.S. in the third quarter of 2022
•Beta customer fleet and on-road validation and mile accumulation in the fourth quarter of 2022
•Start of production in Coolidge, Arizona for sale into North American market in the second half of 2023

Key milestones in the commercialization of the Nikola Two FCEV (North America) is as follows:
•Alpha customer fleet and on-road validation and mile accumulation in the fourth quarter of 2022
•Beta customer fleet and on-road validation and mile accumulation in the fourth quarter of 2023
•Start of production in Coolidge, Arizona for sale into the North American market in the second half of 2024

Key milestones in the commercialization of the Nikola Tre FCEV (Europe) is as follows:
•Nikola Tre FCEV start of production at Iveco's facility in Ulm, Germany for sale into the European market in 2024
Strategy
Management Team Focused on Execution and Efficient Capital Allocation
Given the capital-intensive nature of our business model, we recognize efficient capital allocation will be an important determinant of our long-term success. We believe our disciplined and creative approach to optimize capital allocation will allow us to execute on our ambitious business plan.
Capital optimization measures include:
•Our strategic partnerships with world-class automotive suppliers to develop leading next-generation powertrain technology. Our ability to leverage expertise from OEM and top-tier supplier brands has allowed us to accelerate the production of our product portfolio while minimizing development cost. Our joint venture with Iveco allows us to manufacture trucks, gain market share, and start generating revenue prior to building a greenfield manufacturing facility by utilizing Iveco's excess capacity.
•Our strategy to build our manufacturing facility in two phases. Our multi-phased approach to building our greenfield production plant in the U.S. allows us to produce up to approximately 5,000 units a year and allows us to generate revenue one full year before the completion of our fully scaled manufacturing facility.
•Our hydrogen station roll-out plan. Our unique hydrogen station roll-out plan allows us to build stations in coordination with FCEV truck deliveries, providing us with revenue and cash flow, which can be used to minimize the amount of outside capital needed during the buildout of our hydrogen station network.
Capture Early Mover Advantage
Given the speed at which the BEV and FCEV truck market is transforming, we have accelerated the production of our BEV truck to be early to market and we expect to generate revenue by late 2021. By being one of the first movers in the North American market, we expect to capture customers and any applicable zero-emission vehicle related incentives, including incentives available to those that are early adopters of BEV technology.

Maintain Strategic Partnership Focus to Drive Execution
Our position as a pioneer in the market has attracted global leaders across our supply chain, creating an extensive network for us to leverage. Our key partners include Iveco, Bosch, Romeo, WABCO, EDAG, Mahle, Nel, Hanwha, and others. We believe the expertise and know-how of these partners broaden our executional capability, reduce time to market, and solidify our technological leadership. In addition, these leading suppliers and partners will also allow us to manufacture and deliver our products with high quality standards. For example, our partnership with Iveco provides us with flexibility, scalability, and speed to market, while product design, supply chain management, and quality control are managed by our engineering team. Additionally, this partnership has allowed us to enter the European market in a capital efficient manner, and years earlier than we originally anticipated. By entering into strategic partnerships, we can reduce execution risk and increase speed to market, which provides a critical advantage as we look to execute upon our vision.
Leverage Hydrogen Station Dynamics to Transition Energy Future
We believe that the hydrogen station network, and the production and distribution of hydrogen, will provide a competitive advantage that drives sustained profitability and stockholder value over the long term. We believe that hydrogen-powered Class 8 trucks will be the product of choice in the medium- and long-haul markets. As OEMs begin to widely adopt hydrogen fuel cell technology, and there will be a greater need for hydrogen distribution along key transportation routes, we expect to be in a strong position to be the leading provider of hydrogen to commercial transportation companies. By enabling the world's leading heavy-duty hydrogen station network, we anticipate playing a major role in the energy transformation of the future.
Continued Focus on Technological Innovations
We intend to continue to attract top talent to further enhance our talent pool and drive technological innovations. Additionally, we plan to further enhance our battery and fuel cell related technology to achieve better performance and shorten charging and fueling time, while increasing the range of our product portfolio.
Future Market Opportunities
Autonomous Driving
Our trucks can be designed with autonomous driving in mind, which may provide revenue to us in the future as well as potential cost savings to customers. Given the nature of our dedicated route customers, operating point-to-point interstate routes between our hydrogen stations, we believe our trucks provide the perfect testing environment for further development and advancement of autonomous technology. When the various regulatory agencies have approved some level of autonomy, we will consider a partnership with one of the autonomous software leaders to deploy its technology on our vehicles.
Autonomous driving represents significant incremental revenue opportunities for us as we could charge customers an additional fee for each mile driven autonomously. According to the U.S. Federal Motor Carrier Safety Association, in the U.S., truck drivers face total hours restrictions that do not allow them to operate their vehicles more than 11 hours a day. In Europe, drivers are generally restricted to 9 hours a day, according to the European Parliament. Autonomous driving will help achieve higher utilization by removing the limitations on how long a truck driver can operate.
In addition to the incremental revenue opportunity for us and the potential cost savings available to fleet operators as a result of autonomous technology, we believe autonomy will significantly improve safety and asset utilization which would increase the revenue generating potential for both us and our customers.
Energy Optimization
The global energy mix is in transition with more than 60% of new capacity coming from renewable energy sources, based on the Global Market Outlook for Solar Power provided by SolarPower Europe. The transition away from fossil fuel-based energy generation, such as coal, natural gas, etc., is beneficial to the environment, but is not without its challenges. As renewable energy makes up a greater share of the energy mix, daily energy production becomes more volatile, and the energy production curve becomes less predictable.

With fossil-fuel based energy, demand peaks are typically addressed by burning natural gas in turbine-based power plants. With certain types of renewable energy, one does not have similar control over energy production, and instead the production curve is determined based on the daily solar cycle and weather patterns, which means daily energy production becomes more volatile. This increased volatility creates a distorted energy production curve, resulting in both predictable (e.g., the sun comes out every day) and unpredictable (e.g., the wind blows stronger on some days compared to others) surplus energy production capacity. This surplus energy typically goes unused, and in extreme cases must be traded away at zero or even negative revenue to the utility provider.
Hydrogen production can be used to balance the grid by taking excess energy production and storing it for future use. We can also help balance the grid by allowing utilities and power providers to interrupt hydrogen station electricity consumption during peak demand. Our ability to turn excess energy into hydrogen may offer operators and energy providers the ability to increase revenue by selling us otherwise wasted off-peak generating capacity. Additionally, the ability to store unused energy in the form of hydrogen reduces the need for peak power generating plants that are typically costly to build and operate, and that historically are heavily underutilized. Instead, we could potentially build excess hydrogen storage on-site, then sell excess hydrogen back to the grid during periods of peak demand.

Sales and Marketing
We take an insight-driven, strategic approach to our go-to-market strategy. Across the product portfolio, we are commissioning studies, conducting focus groups and gaining insight intended to focus sales and marketing efforts in a customer and partner-centric way and grounded on a foundation of zero-emissions. Our primary brand awareness is generated through traditional and social media.
Research and Development
Our research and development activities take place out of our headquarters facility in Phoenix, Arizona and at our development partners' facilities located around the world.
The primary areas of focus for research and development by us and our partners include, but are not limited to:
•fuel cell;
•battery pack and battery management systems, or BMS;
•vehicle controls;
•infotainment;
•e-axle and inverter;
•functional safety;
•energy storage; and
•hydrogen production, storage, and dispensing.
Most of our current activities are focused on the research and development of our BEV and FCEV trucks. We work closely with our partners, including without limitation, Iveco and Bosch to develop truck platforms and bring them to market.
We have purchased equipment that will aid in the development, validation and testing of our powertrain, battery and fuel cell related technology. We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities to expand our product offering for both the North American and the European markets.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We protect our intellectual property rights, both in the U.S. and abroad, through a combination of patent, trademark, copyright and trade secret protection, as well as confidentiality and invention assignment agreements with our employees and consultants. We seek to control access to, and distribution of, our proprietary information through non-disclosure agreements with our vendors and business partners. Unpatented research, development, know-how, and engineering skills make a vital contribution to our business, and we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.
As of December 31, 2020, we own or co-own approximately 20 issued U.S. utility patents, 9 issued U.S. design patents, 16 issued foreign patents and 52 pending or allowed foreign and U.S. patent applications. In addition, we have approximately 2 registered U.S. trademarks, 18 registered foreign trademarks, 35 pending U.S. trademark applications, and 12 pending foreign trademark applications. Our patents and patent applications are directed to, among other things, vehicle and vehicle powertrain (including battery and fuel cell technology), hydrogen fueling, off-road vehicle, and personal watercraft technologies.

Headquarters and R&D Facility
In June 2019, we moved into our headquarters and R&D facility in Phoenix, Arizona, which consists of more than 150,000 square feet and where we are capable of designing, building, and testing prototype vehicles in-house.
Our People

Overview

Our strategy requires the development and integration of advanced technologies and their successful commercialization in North America and in Europe. Execution of this strategy depends on our ability to attract, develop and retain key employees and members of our management team. The skills, experience and knowledge of our employees equip us to achieve our operational and strategic objectives.

Governance

Our board of directors and its compensation committee oversee our workforce policies, programs and initiatives. As noted in its charter, our compensation committee is responsible for periodically reviewing and approving employee programs and initiatives, including retention and succession strategies, which ensures that our board of directors and its committees guide how we manage our workforce in a way that aligns with our values.

Our management team designs and administers all employment matters, such as recruiting and hiring, onboarding and training, compensation and rewards, performance management and professional development. We continuously evaluate and enhance our internal policies, processes and practices to increase employee engagement and productivity.

Workforce

We have a highly skilled and experienced workforce with nearly 90% of our product development team having relevant automotive and technology experience and over 80% of our senior leaders each having over 20 years of experience in their respective fields.

As of December 31, 2020, we had approximately 450 employees, the majority of whom are located in the Phoenix, Arizona metropolitan area. During fiscal year 2020 we doubled the number of employees while maintaining a voluntary turnover rate of less than 7%, well below competitive norms. We actively seek to manage internal talent mobility through promotions and new assignments to create a high-performing employee base with diverse experiences. 23% of our employees assumed larger responsibilities in connection with a promotion last year, thereby enhancing their skills, growing their careers and celebrating their performance.

We are committed to developing our people to meet our business needs and provide significant on the job experiences to develop and equip them to design and manufacture innovative and technologically advanced vehicles and products. We have implemented agile methodologies to manage individual performance, development and feedback. Additionally, we hold regular team and company-wide townhalls to provide employees with ongoing exposure to leaders across the company, key business developments, and status of product and project milestones. These forums enable employees to learn more about our business beyond their immediate day to day roles while providing an opportunity for them to ask questions and seek answers to any concerns.

Approximately 50% of our workforce is ethnically or gender diverse and we value and appreciate the distinct contributions every member of our community makes to our growth. We strive to cultivate a shared culture and mission that celebrates each individual at every level. We embrace the diversity of our team members, customers, stakeholders and consumers, including their unique backgrounds, experiences, perspectives and talents. We are committed to providing an environment where human dignity prevails. Every person has an equal opportunity for hire, assignment, and advancement without regard to race, color, religion or belief, national origin, sex, childbirth or pregnancy related conditions, age, genetic information, sexual orientation, gender identity and/or expression, disability, covered military or veteran status, or any other status protected by applicable federal, state, or local law at all times from recruitment through employment and promotion.

Culture

We invest considerable time and resources to see that our values permeate all aspects of our operations and decision-making, and that our policies and practices reflect our commitment to them. Any employee with concerns related to our ethics and integrity, or who wishes to report incidents of fraud or abuse, may call an external hotline to register those concerns anonymously without fear of attribution or retribution.

We are also committed to the health, safety and wellbeing of those who work for us. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind with events that may require time away from work or that may impact their financial well-being, and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. Additionally, we commit significant time and resources to a broad range of safety training, beginning with an employee’s initial onboarding to ensure that she or he is equipped to meet the requirements of her or his position. We strive to provide reasonable accommodation for qualified employees with disabilities and employees whose religious belief, practice, or observance conflicts with a workplace requirement.

We provide a robust and holistic rewards program to meet the needs of our employees and drive results in our business. We have designed, and will modify as necessary, our compensation and benefits program to attract, retain, incent and reward deeply talented and qualified employees who share our philosophy and desire to work towards achieving our strategic and operational goals. In addition to salary, our program provides stock awards, a 401(k) plan with employer match, heavily subsidized healthcare and insurance benefits, health savings accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, and on-site services such as a fitness center and cafe. Beyond our broad-based stock award programs, we have used targeted equity-based grants with vesting conditions to facilitate the future performance and retention of key people with critical roles, skills and experience.

None of our employees are represented by an external employee organization such as a union, works council or employee association and we believe our relations with our employees are favorable.

We actively seek to comply with all local, state and federal employment laws and we monitor current and emerging labor and human capital management risks and mitigate exposure to those risks.
Government Regulation
We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation and disposal of hazardous materials; the protection of the environment, natural resources and endangered species; and the remediation of environmental contamination. We have been required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. Compliance with such laws and regulations at an international, regional, national, provincial and local level is an important aspect of our ability to continue our operations.
Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, standards adopted by regulatory agencies and the permits and licenses. Each of these sources is subject to periodic modifications and increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties, and possibly orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.

Vehicle Safety and Testing Regulation
Our vehicles are subject to, and are designed to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration, or NHTSA, including applicable U.S. federal motor vehicle safety standards, or FMVSS. As a manufacturer, we must self-certify that the vehicles meet or are exempt from all applicable FMVSS before a vehicle can be imported into or sold in the U.S.
There are numerous FMVSS that apply to our vehicles. Examples of these requirements include:
•Electronic Stability Control—performance and equipment requirements on heavy-duty vehicles to reduce crashes caused by rollover or by directional loss-of-control;
•Air Brake Systems—performance and equipment requirements of air brake systems on heavy-duty vehicles to ensure safe braking performance under normal and emergency conditions;
•Electric Vehicle Safety—limitations on electrolyte spillage, battery retention, and avoidance of electric shock following specified crash tests;
•Flammability of Interior Materials—burn resistance requirements for materials used in the occupant compartment; and
•Seat Belt Assemblies and Anchorages—performance and equipment requirements to provide effective occupant protection by restraint and reducing the probability of failure.
The following FMVSS do not apply to our vehicles, but we are incorporating the applicable components of the standards for additional safety performance:
•Tire Pressure Monitoring System—performance requirements to warn the driver of significant under-inflation of tires resulting in safety problems;
•Roof Crush Resistance—strength requirements for the occupant roof to prevent crushing of the roof into the occupant compartment in rollover crashes;
•Minimum Sound Requirements for Hybrid and Electric Vehicles—performance requirements for sound to alert pedestrians that a commercial vehicle is in the immediate area; and
•Crash Tests for High-Voltage and Hydrogen Fuel System Integrity—preventing electric shock from high voltage systems and fires that result from fuel spillage during and after motor vehicle crashes.
In addition to the FMVSS requirements for heavy-duty vehicles, we also design our vehicles to meet the requirements of the Federal Motor Carrier Safety Administration FMCSA, which has requirements for the truck and fleet owners. We also design to meet the requirements set forth in the Federal Motor Carrier Safety Regulations, or FMCSR, pertaining to the safety of the driver during operation of the vehicle.
There are numerous FMCSR that apply to our vehicles. Examples of these requirements include:
•Step, Handhold and Deck Requirements—performance and equipment requirements to enhance the safety for entry, egress, and back of cab access of a heavy-duty vehicle.
•Auxiliary Lamps—performance and placement requirements for lamps in addition to lamps that meet the requirements of FMVSS 108 Lamps, Reflective Devices and Associated Equipment.
•Speedometer—performance and accuracy requirement for equipment indicating the vehicle speed. This includes both digital and analog displays.

We are also required to comply with other NHTSA requirements and federal laws administered by NHTSA, including early warning reporting requirements regarding warranty claims, field reports, death and injury reports, foreign recalls, and owner's manual requirements.
The vehicles we will offer for sale in Europe are subject to United Nations Economic Commission Europe, or UNECE, safety testing regulations. Many of those regulations, referred to as European Union Whole Vehicle Type Approval, or WVTA, are different from the federal motor vehicle safety standards applicable in the U.S. and may require redesign and/or retesting. Our BEV and FCEV trucks are designed to meet specific NHTSA type approvals and we will commence with testing our vehicles for the WVTA and following European type approval-process to assure compliance with the UNECE requirements.
We have found there are UNECE compliance requirements and UN Global Technical Regulations, or GTR, applicable to heavy-duty vehicles in Europe, which have not been developed for heavy-duty vehicles by NHTSA or FMCSA. We have implemented the UNECE standards for additional safety during driving operation. The following are some UNECE standards and GTR applied to our BEV and FCEV trucks.
•Electromagnetic Compatibility & Interference—performance requirements for the prevention and interference of electromagnetic radiation which may cause disturbances in the drivability of the vehicles and other vehicles in the area.
•Lane Departure Warning System—performance and testing requirements for a system that warns the driver of an unintentional drift of the vehicle out of its travel lane.
•Electric Vehicle Safety—performance and testing requirements for BEVs during in-use and post-crash.
•Hydrogen Fuel Cell Vehicle Safety—performance and testing requirements for FCEV during in-use and post-crash.
Our BEV and FCEV trucks consist of many electronic and automated components and systems. Our vehicles are designed to comply with the International Standards Organization's, or ISO, Functional Safety Standard. This standard addresses the integration of electrical systems and software and identifies the possible hazards caused by malfunctioning behavior of the safety-related electrical or electronic systems, including the interaction of these systems.
EPA and CARB GHG Emissions & Agency Approvals
The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board, or CARB, concerning emissions for our vehicles. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act's standards and an Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. There are currently four states which have adopted the California standard for heavy-duty vehicles.
The GHG Rule was incorporated into the Clean Air Act on August 9, 2011. Since our vehicles have zero-emissions, we are required to seek an EPA Certificate of Conformity for the GHG Rule, and a CARB Executive Order for the CARB Heavy Duty Zero Emissions Vehicle Rule. We expect to receive the Certificate of Conformity followed by an Executive Order for sales of our BEV in May 2021.
Battery Safety and Testing Regulation
Our vehicles are designed to ISO standards for electrically-propelled vehicles in vehicle operational safety specifications and connecting to an external power supply. Additionally, we are incorporating other ISO battery system standards in our vehicles.

Some of these standards include:
•Conductive Charging—for on board charge electromagnetic requirements;
•Battery Pack Enclosure Protection—degrees of protection of the electrical equipment within an enclosure from the effects due to the ingress of water; and
•Testing Lithium-ion Traction Battery Packs and Systems—safety performance requirements during a variety of testing, such as vibration, thermal cycling, overcharge, and loss of thermal control.
Our battery pack conforms with mandatory regulations governing the transport of "dangerous goods," which includes lithium-ion batteries that may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, or PHMSA, are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped by ocean vessel, rail, truck, or by air.
We are designing our battery packs to meet the compliance requirements of the UN Manual of Tests and Criteria demonstrating our ability to ship the vehicles and battery packs by any transportation method.
These tests include:
•Altitude simulation—simulating air transport;
•Thermal cycling—assessing cell and battery seal integrity;
•Vibration—simulating vibration during transport;
•Shock—simulating possible impacts during transport;
•External short circuit—simulating an external short circuit; and
•Overcharge—evaluating the ability of a rechargeable battery to withstand overcharging. The cells in our battery packs are composed mainly of lithium-ion.
In addition, our battery packs include packaging for the lithium-ion cells. This packaging includes trace amounts of various hazardous chemicals whose use, storage and disposal is regulated under federal law.
GHG Emissions Credits - U.S. Environmental Protection Agency
In connection with the delivery and placement into service of our vehicles under the GHG Rule, we will earn tradable credits that under current laws and regulations can be sold. Under the EPA's GHG Rule, each BEV earns a credit multiplier of 4.5 and each FCEV earns a credit multiplier of 5.5 for use in the calculation of emission credits. Commercial vehicle manufacturers are required to ensure they meet the nitrogen oxide emission standard for each type of vehicle produced. This emission standard continues to lower the emission requirement over time, increasing the difficulty for conventional diesel vehicles to meet the standard. Until technology catches up for commercial vehicles, manufacturers of diesel trucks will need to purchase GHG credits to cover their emission deficit. The GHG Rule provides the opportunity for the sale of excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Furthermore, the regulation does not limit the number of BEV and FCEV credits sold within the same commercial vehicle categories.
GHG Emissions Credits - California Air Resources Board
California also has a GHG emissions standard which follows very closely to the EPA GHG Emissions Standard. The delivery and placement into service of our zero-emission vehicles in California under the GHG Rule will earn us tradable credits that can be sold. Under CARB GHG regulations, each BEV will also earn a credit multiplier of 4.5 and each FCEV will earn a credit multiplier of 5.5 for use in the calculation of emission credits. Commercial vehicle manufacturers are required to ensure they meet the nitrogen oxide emission standard for each type of vehicle produced. This emission standard continues to lower the emission requirement over time, increasing the difficulty for conventional diesel vehicles to meet the standard.
Until technology catches up for commercial vehicles, manufacturers of diesel trucks will need to purchase GHG credits to cover their emission deficit. The California timeline for reaching very low GHG emissions is more aggressive than the EPA. Commercial vehicle manufacturers will look to cover their emission deficits first for California. The GHG Rule provides an opportunity for the sale of excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Furthermore, the regulation does not limit the number of BEV and FCEV credits sold within the same commercial vehicle categories.
Examples of other potential incentive and grant programs that either we or our customers can apply for include:
•Low Carbon Fuel Standard—The Low Carbon Fuel Standard was initially developed in California and is quickly gaining traction in other jurisdictions around the world. The goal is to reduce the well-to-wheel carbon intensity of fuels by providing both mandated reduction targets as well as tradeable/sellable credits.
•Purchase Incentives—Both California and New York have active programs that provide "cash on the hood" incentives to customers that purchase zero-emission vehicles. In California, the Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project incentives reach as high as $165,000 for a Class 8 BEV and $315,000 for a Class 8 FCEV, and for the New York Truck Voucher Incentive Program NYTVIP, as high as $185,000 for a Class 8 BEV. Other states are considering developing similar programs.
•Grant Programs—Government entities at all levels from federal, including DOE, state, (for example, CARB), local (for example, North Texas Council of Governments), have grant programs designed to increase and accelerate the development and deployment of zero-emission vehicles and infrastructure technologies.
Strategic Collaborations
Commercial Letter with Nimbus, a Bosch entity
On March 2, 2020, we entered into a Commercial Letter Agreement with Nimbus, or the Nimbus Commercial Letter Agreement. Under the Nimbus Commercial Letter Agreement, we may select an autonomous driving software and hardware package to be used on our trucks from any company, but we agreed to use Nimbus' affiliates' autonomous driving components on our autonomy-equipped trucks, subject to certain pricing, quality, functionality, reliability deliverability and availability conditions.
Pursuant to the Nimbus Commercial Letter Agreement, we are obligated to receive a quantity of services, including inverter and fuel cell power module development and system integration services, that result in a minimum payment to Nimbus and its affiliates. We also agreed to negotiate in good faith toward a supply agreement with Nimbus, or an affiliate of Nimbus, for inverter development, fuel cell power module development and part supply. If Nimbus is not able to meet certain product specifications, delivery timelines, production quantities, efficiencies, pricing and prototypes within 30 days of receipt of a project proposal from us, after which time, we may source inverters from other suppliers.
European Alliance Agreement with CNHI/Iveco
On February 28, 2020, we entered into the Amended and Restated European Alliance Agreement with Iveco and, solely with respect to sections 9.5 and 16.18, CNHI, or the European Alliance Agreement, whereby us and CNHI/Iveco agreed to establish an entity for the purposes of developing and manufacturing BEV and FCEV trucks in Europe. Pursuant to the European Alliance Agreement, we will each contribute equal amounts of cash and in kind contributions necessary for each party to subscribe to 50% of the capital stock of the entity contemplated by the agreement, and the entity will be funded in accordance with the business plan through the contributions made by each party. CNHI shall also have the right to negotiate a license to use certain of our intellectual property in Europe for applications outside the entity.

Such entity, Nikola Iveco Europe Gmbh ("Nikola Iveco JV"), was established in April 2020. On April 9, 2020, a series of agreements was entered into among us, Iveco and Nikola Iveco JV, including an Iveco Technology License Agreement, a Nikola Technology License Agreement, a European Supply Agreement and a North America Supply Agreement. Under the Iveco Technology License Agreement, Iveco granted Nikola Iveco JV a nonexclusive, royalty-free license under Iveco IP to deploy, through the term of the European Alliance Agreement, BEV and FCEV trucks in Europe. Under the Nikola Technology License Agreement, we granted Nikola Iveco JV a nonexclusive, royalty-bearing license under our intellectual property to deploy, through the term of the European Alliance Agreement, BEVs and FCEVs in Europe.
Under the European Supply Agreement, Nikola Iveco JV was granted certain exclusive rights by Iveco to produce and supply BEVs and FCEVs to Iveco in Europe, and under the North American Supply Agreement, Nikola Iveco JV was granted certain exclusive rights by us to produce and supply BEVs and FCEVs to us in North America. The European Supply Agreement runs concurrent with the term of the European Alliance Agreement. The North America Supply Agreement terminates upon the earlier of December 31, 2024 or the occurrence of certain other events, including two years following the date we begin manufacturing BEVs and FCEVs in North America.
The initial term of the European Alliance Agreement expires on December 31, 2030, with automatic renewals of ten year periods unless terminated by either party with written notice received by the non-terminating party no later than December 31, 2029 for the initial term and no later than the end of the 7th year of any subsequent term.
CNHI Services Agreement with CNHI/Iveco
On September 3, 2019, we entered into the CNHI Services Agreement with CNHI and Iveco in conjunction with our Series D preferred stock financing. As a result of this agreement, we issued to Iveco 25,661,448 shares of Series D preferred stock in exchange for a license valued at $50.0 million pursuant to an S-WAY Platform and Product Sharing Agreement, $100.0 million in-kind services, pursuant to a Technical Assistance Service Agreement (the "Technical Assistance Service Agreement") and $100.0 million in cash. The CNHI Services Agreement may be terminated by mutual agreement of the parties, or at the election of a non-breaching party upon the breach by the other of the CNHI Services Agreement, the S-WAY Platform Product Sharing Agreement, or the Technical Assistance Service Agreement if such breach has not been cured within thirty days of receipt of written notice. The CNHI Services Agreement may be also be terminated upon bankruptcy or insolvency proceedings against us or CNHI/Iveco. Under the S-WAY Platform and Product Sharing Agreement, we were granted a nonexclusive license to Iveco's intellectual property, technology and designs related to its latest European heavy-duty truck platform (the "S-WAY"). The license does not contain any power train related components, as we plan to use our proprietary electric drive system, but does include access to the semi-articulated and articulated versions of the S-WAY in the 4x2, 6x2 and 6x4 variants. The license also gives us access to Iveco's parts and suppliers list related to the S-WAY and bears a seven-year royalty from the start of production of 1.25% on FCEVs and 1.00% on BEVs that incorporate a material portion of such licensed technology. This license agreement will continue in effect until terminated by mutual agreement of the parties, a non-curable breach has occurred or a bankruptcy related event of either party.
Master Agreement with Anheuser-Busch
On February 22, 2018, we entered into the Master Agreement—Tractors with AB, or the Master Agreement, whereby AB agreed to lease from us hydrogen fueled tractors and related equipment to be used by AB for transportation and related services at certain AB locations. Pursuant to the Master Agreement, we will provide maintenance and repairs for the leased equipment. The term of the Master Agreement commenced January 1, 2018, and remains available to cover future leases between the parties unless terminated by either party if either party defaults and fails to cure such default within thirty days, or unless terminated by AB with three hundred sixty days prior written notice to us.
Supply Agreement with Nel
On June 28, 2018, we entered into the Supply Agreement for electrolyzers with Nel, or the Supply Agreement, whereby we agreed to purchase electrolyzers from Nel. Pursuant to the Supply Agreement, we will source electrolyzers and station equipment exclusively from Nel in connection with the development and implementation of on-site hydrogen production and dispensing stations. Our obligation to source electrolyzers from Nel expires on the date upon which enough electrolyzers have been ordered to produce a specified amount of hydrogen per day; the terms of the Supply Agreement remain in effect for five years following that date, unless terminated for default by either party (with such default subject to cure within sixty days).
Commercial Framework Agreement with Green Nikola Holdings
On November 9, 2018, we entered into the Commercial Framework Agreement, or the Framework Agreement, with Green Nikola Holdings LLC, or GNH, in connection with GNH's subscription for and purchase of our shares. Pursuant to the Framework Agreement, GNH agreed to provide services to us and we agreed to make certain commitments to GNH, or Projects, pursuant to statements of work. The Framework Agreement is in effect until the expiration or termination of all Projects, or GNH reducing its equity position in us below 50% percent of the number of shares acquired in November 2018. The Framework Agreement may be terminated by either party for cause (with thirty days to cure such breach), bankruptcy, or GNH may terminate the Framework Agreement if we fail to render any payment due to GNH for more than sixty days or undergoes a change of control without the prior written consent of GNH.
Memorandum of Understanding with General Motors
On November 29, 2020, we entered into a non-binding memorandum of understanding, or MOU, with General Motors for a global supply agreement related to the integration of GM’s Hydrotec fuel-cell system into our commercial semi-trucks. Under the terms of the MOU, we will have an ability to work with GM to integrate GM’s Hydrotec fuel-cell technology into our Class 7 and Class 8 zero-emission semi-trucks for the medium- and long-haul trucking sectors. The MOU also contemplates the parties considering a potential supply arrangement related to GM’s Ultium batteries for use in our Class 7 and Class 8 trucks. The terms of any definitive agreement are subject to the negotiation and execution of definitive documentation.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on the Investors Overview page of our website at nikolamotor.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred net losses of $384.3 million and $88.7 million for the years ended December 31, 2020 and 2019, respectively, and have incurred net losses of approximately $573.6 million from Legacy Nikola's inception through December 31, 2020. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our trucks, which is not expected to begin at least until 2022 for our BEV truck and the second half of 2023 for our FCEV truck, and may occur later. Even if we are able to successfully develop and sell or lease our trucks, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.

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

We will need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.

The design, manufacture, lease, sale and servicing of vehicles and related hydrogen fueling stations is capital-intensive. We expect that we will have sufficient capital to fund our planned operations for the next 12 months. We will need to raise additional capital to scale our manufacturing and roll out our hydrogen refueling stations. We may raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles and build hydrogen fueling stations. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

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

Our bundled lease model will provide customers with the FCEV truck, hydrogen fuel and maintenance for a fixed price per mile is reliant on our ability to achieve a minimum hydrogen fuel efficiency in our FCEV trucks. If we are unable to achieve or maintain this fuel efficiency, we may be forced to provide our bundled lease customers with fuel at prices below-cost or risk damaging our relationships with our customers. Any such scenario would put our bundled lease model in jeopardy and may have a material adverse effect on our business, prospects, operating results and financial condition.

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

We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, in September 2020, Nikola and our officers and employees received subpoenas from the SEC as part of a fact-finding inquiry related to aspects of our business as well as certain matters described in an article issued on September 10, 2020 by Hindenburg Research LLC, or the Hindenburg article. The SEC issued subpoenas to our directors on September 30, 2020. In addition, Nikola and Trevor R. Milton also received grand jury subpoenas from the U.S. Attorney’s Office for the Southern District of New York and the N.Y. County District Attorney’s Office in September 2020. We have cooperated, and will continue to cooperate, with these and any other regulatory or governmental requests. We have incurred significant expenses as a result of the regulatory and legal matters relating to the Hindenburg article. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.

Additionally, six putative class action lawsuits were filed against us and certain of our current and former officers and directors, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act and, in one case, violations of the Unfair Competition Law under California law, alleging that Nikola and certain of our officers and directors made false and/or misleading statements in press releases and public filings regarding our business plan and prospects. These lawsuits have been consolidated. Separately, three purported Nikola stockholder derivative actions were filed in the United States District Court, against certain of our current and former directors, alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, and gross mismanagement, among other claims. We are unable to estimate the potential loss or range of loss, if any, associated with these lawsuits.

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

The results of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 14, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated by reference herein, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 14 are subject to future developments and management’s view of these matters may change in the future.

Our success will depend on our ability to economically manufacture our trucks at scale and build our hydrogen fueling stations to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to customers on schedule and at scale is unproven.

Our future business depends in large part on our ability to execute our plans to develop, manufacture, market and sell our BEV and FCEV trucks and to deploy the associated hydrogen fueling stations for our FCEV trucks at sufficient capacity to meet the transportation demands of our business customers. We plan to initially commence manufacturing our trucks in Europe through our joint venture with CNHI and Iveco, which commenced operations in the fourth quarter of 2020, and in the future at our manufacturing plant in Arizona.

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

We expect to begin assembly of our trucks at our manufacturing plant in Arizona after completion of the initial phase of the plant in 2021, at the earliest. We expect to produce all of our trucks at our manufacturing plant in Arizona after completion of the second phase of the plant in 2022, at the earliest. Our plant and the equipment we use to manufacture our trucks would be costly to replace and could require substantial lead time to replace and qualify for use. Our plant may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our trucks for some period of time. The inability to produce our trucks or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

In addition, any projected revenue is based on a number of assumptions, including a projected purchase price for our trucks. If the purchase price of the trucks ends up being different than anticipated, we may not achieve the anticipated level of projected revenue, even if all of the trucks subject to reservations are sold or leased.

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

Although we hope to be among the first to bring BEV and FCEV Class 8 trucks to market, competitors have and may continue to enter the market before our trucks, which could have an adverse effect on our business.

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

We compete in a rapidly evolving and highly competitive industry, and a number of private and public companies have announced plans to offer BEV and/or FCEV trucks, including companies such as Daimler, Hyliion, Hyundai, Lion, Tesla, Toyota and Volvo. Based on publicly available information, a number of these competitors have displayed prototype trucks and have announced target availability and production timelines, while others have launched pilot programs in some markets. In addition, we are aware that one potential competitor, BYD, is currently manufacturing and selling a Class 8 BEV truck. While some competitors may choose to offer BEV trucks, others such as Hyundai have announced they plan to offer FCEV trucks and invest in hydrogen stations for refueling. In addition, our principal competition for our trucks will also come from manufacturers of trucks with internal combustion engines powered by diesel fuel.

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

Once we begin commercial production of vehicles, we may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including battery cells and semiconductors. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

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

Any disruption is the supply of battery cells or semiconductors could temporarily disrupt production of the BEV truck until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices.

Manufacturing in collaboration with partners is subject to risks.

In 2019, we partnered with Iveco, a subsidiary of CNHI, to manufacture the BEV truck at the Iveco manufacturing plant in Ulm, Germany through a joint venture with CNHI, which commenced operations in the fourth quarter of 2020. We currently intend to begin production of the BEV truck at the Iveco plant in 2021, with deliveries beginning late in the same year. We expect that 40 million Euros will be invested in total by Iveco and Nikola into the manufacturing plant to prepare it for assembly.

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

We anticipate the range of our BEV and FCEV vehicles to be up to 350 to 900 miles before needing to recharge or refuel depending on the type of vehicle, but that range will decline over time as the battery deteriorates. Other factors such as usage, time and stress patterns may also impact the battery’s ability to hold a charge, which would decrease our trucks’ range before needing to refuel. Such battery deterioration and the related decrease in range may negatively influence potential customer decisions.

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

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We anticipate having international operations and subsidiaries in Germany and Italy that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have no experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our alternative fuel and electric trucks and require significant management attention. These risks include:
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

In addition, it is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock) will cause us to undergo one or more additional ownership changes. In that event, we may not be able to use our net operating losses from periods prior to this ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383.

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

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and may negatively impact our sales and marketing activities, the construction schedule of our hydrogen fueling stations and our manufacturing plant in Arizona, and the production schedule of our trucks. For example, the headquarters of our partner, Iveco, located in Italy, was shut down for two months due to COVID-19, and as a result, pilot builds for the BEV truck were delayed. In addition, various aspects of our business, manufacturing plant and hydrogen fueling station building process, cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our manufacturing and building plans, sales and marketing activities, business and results of operations.

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

We currently, and expect to continue to, benefit from certain government subsidies and economic incentives that support the development and adoption of our vehicles, particularly our BEV and FCEV trucks. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our BEV and FCEV trucks in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

These incentives include tax credits, rebates and other incentives for alternative energy production, alternative fuel and electric vehicles, including GHG emissions credits under the U.S. Environmental Protection Agency’s GHG Rule and the California Air Resources Board. While these benefits have been available in the past, there is no guarantee these programs will be available in the future. If these tax incentives and other benefits are not available or are reduced or otherwise limited in the future, our financial position could be harmed.

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

Recent significant negative publicity, has adversely affected our brand and reputation and our stock price. Negative publicity may result from allegations of fraud, improper business practices, employee misconduct, unfair employment practices or any other matters that could give rise to litigation and/or governmental investigations. Unfavorable publicity relating to us or those affiliated with us, including our former executive chairman, has and may in the future adversely affect public perception of the entire company. Adverse publicity and its effect on overall public perceptions of our brand, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

In September 2020, an entity published an article containing certain allegations against us. This article and the public response to such article, as well as other negative publicity, have adversely affected our brand and reputation as well as our stock price, which makes it difficult for us to attract and retain employees, partners and customers, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny and has resulted in litigation and governmental investigations. As a result, customers, potential customers, partners and potential partners have and may in the future fail to award us additional business or cancel or seek to cancel existing contracts or otherwise, direct future business to our competitors, and investors may invest in our competitors instead. See Legal Proceedings in Note 14, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

The successful rehabilitation of our brand will depend largely on regaining a good reputation, meeting our vehicle commercialization schedules, satisfying the requirements of customers, meeting our fueling commitments under our future bundled lease arrangements, maintaining a high quality of service under our future bundled lease arrangements, improving our compliance programs and continuing our marketing and public relations efforts. Expenses related to our brand promotion, reputation building, and media strategies have been significant and our efforts may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully rehabilitate our brand in the current or future competitive environment or if events similar to the negative publicity occur in the future, our brand and reputation would be further damaged and our business may suffer.

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

Social media platforms present risks and challenges that have and may in the future result in damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. Our internal policies and procedures regarding social media have not, and may not in the future, be effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. The use of such platforms by our officers and other employees and former employees has had and could in the future increase our costs, cause damage to our brand and reputation, result in the disclosure of confidential information, lead to litigation or subject us to regulatory inquiries, penalties and other restrictive sanctions and adverse consequences if the SEC, the Department of Justice, or any other government agency were to pursue legal action in the future. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them. We are currently party to litigation and regulatory proceedings related in part to social media statements. See Legal Proceedings in Note 14, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

General Risk Factors

Concentration of ownership among our executive officers and directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2020, Mark A. Russell, our President, Chief Executive Officer and director, beneficially owns, directly or indirectly, approximately 12.4%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 24.1% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation, or our Certificate of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

As of September 20, 2020, Trevor R. Milton, our founder and former executive chairman, beneficially owned, directly or indirectly, approximately 23.9% of our outstanding common stock. In connection with his departure in September 2020, for a period of three years from September 20, 2020, Mr. Milton has agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock in the aggregate, together with shares held by his affiliates and associates, (ii) propose or effect any extraordinary transaction with respect to us, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of our board of directors, or (v) submit any stockholder proposal. In addition, for a period of three years from September 20, 2020, Mr. Milton has agreed to vote his shares of our common stock (x) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (y) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting. These standstill and voting restrictions could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of our executive officers and directors and their affiliates.

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to decline.

As of December 31, 2020, we had approximately 391.0 million shares of common stock outstanding and private warrants to purchase approximately 0.8 million shares of common stock. Except as described below, all of the shares of our common stock are freely transferable without restriction or additional registration under the Securities Act of 1933 (the “Securities Act”).

In November, 2020, members of our board of directors, executive officers, their affiliates and certain entities associated with those individuals voluntarily agreed to extend their original lock-up provisions which were agreed to in connection with the Business Combination on an aggregate of approximately 136,700,000 shares of our common stock, including vested stock options and warrants, through April 30, 2021.

We have also registered shares of common stock that we have and may in the future issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to existing lock-up agreements and relevant vesting schedules, and applicable securities laws.

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

The trading price of our common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the trading price of our common stock declined recently following the release of the Hindenburg article, which contains certain allegations against us. These factors include, but are not limited to:
•our progress on achievement of business milestones and objectives;
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

The closing price of our common stock on Nasdaq varied from $13.75 to $79.73 following the closing of the Business Combination through the end of 2020. In September 2020, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including COVID-19, may seriously affect the market price of our common stock, regardless of our actual operating performance.

Any investment in our common stock is subject to extreme volatility and could result in the loss of your entire investment. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, which has and may in the future be instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. See Legal Proceedings in Note 14, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

We will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act,, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, we will continue to incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation, our stock price, or investor perceptions of us. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those that were required of us as a private company. We will need to continue to implement additional finance, accounting, and business operating systems, procedures, and controls as we grow our business and organization and to satisfy existing reporting requirements. If we fail to maintain or implement adequate controls, if we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting in future Form 10-K filings, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future Form 10-K filings, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, the Nasdaq or other regulatory authorities, which could require additional financial and management resources.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Mark Russell, who joined us in February 2019 and assumed the responsibilities of the Chief Executive Officer in June 2020, is the only member of our management team who has substantial prior experience as an executive officer of a public company. Our management team may not successfully or effectively manage our transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

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

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock, change their price targets, issue other unfavorable commentary or cease publishing reports about us or our business. For example, in September 2020, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our headquarters and R&D facility located in Phoenix, Arizona, which consists of more than 150,000 square feet and where we are capable of designing, building, and testing prototype vehicles in-house.

In addition, we own an approximately 400-acre parcel of real property in Coolidge, Arizona, where we are currently constructing our manufacturing facility.
Item 3. Legal Proceedings

For a description of our material pending legal proceedings, see Legal Proceedings in Note 14, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.
Item 4. Mine Safety Disclosures

Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Stock Market LLC under the symbol "NKLA."

Holders

As of February 19, 2021, there were 69 holders of record of our common stock and 12 holders of record of our private warrants. This number excludes holders whose stock or warrant is held in "street name" by brokers.

Dividend Policy

We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends in the foreseeable future.

Stock Performance Graph

The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph shows a comparison, from June 11, 2018 through December 31, 2020, of the cumulative total return on our common stock, The NASDAQ Composite Index and The NASDAQ Clean Green Energy Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Clean Green Energy Index assumes an investment of $100 on May 31, 2018 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*

Among Nikola Corporation, the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
6/11/18
6/18
7/18
8/18
9/18
10/18
11/18
12/18
1/19
2/19
3/19
4/19
5/19
6/19
7/19
8/19
9/19
10/19
11/19
12/19
1/20
2/20
3/20
4/20
5/20
6/20
7/20
8/20
9/20
10/20
11/20
12/20
Nikola Corporation
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 6/11/18 in stock or 5/31/18 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Securities

On July 22, 2020, we issued a notice of redemption of all of our outstanding public warrants on a cash basis which was completed in September 2020. The 122,194 public warrants not exercised by the end of the redemption period were redeemed for a price of $0.01 per public warrant, and subsequently cancelled.
Item 6. Selected Financial Data

The following selected consolidated financial information set forth below should be read in conjunction with the section entitled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

The selected consolidated financial information for the years ended December 31, 2020, 2019 and 2018, and the selected consolidated balance sheet as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated financial information for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet as of December 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Statement of Operations Data:
Total solar revenue	95	482	173	486	1,505
Total costs and expenses	382,830	88,477	70,662	17,768	11,603
Loss from operations	(382,735)	(87,995)	(70,489)	(17,282)	(10,098)
Other income (expense):
Interest income (expense), net	202	1,456	686	(814)	(431)
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	(3,339)	3,502	(975)	(1,878)
Loss on forward contract liability	(1,324)	—	—	—	—
Other income (expense), net	(846)	1,373	6	(59)	10
Loss from operations before income taxes	(384,703)	(88,505)	(66,295)	(19,130)	(12,397)
Income tax expense (benefit)	(1,026)	151	(2,002)	(1,574)	—
Equity in net loss of affiliate	(637)	—	—	—	—
Net loss	(384,314)	(88,656)	(64,293)	(17,556)	(12,397)
Premium paid on repurchase of redeemable convertible preferred stock	(13,407)	(16,816)	(166)	—	—
Net loss attributable to common stockholders, basic and diluted	(397,721)	(105,472)	(64,459)	(17,556)	(12,397)

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	840,913	85,688	160,653	31,653	2,119
Working capital	844,644	74,343	152,509	26,840	(1,109)
Total assets	1,053,713	229,430	221,633	53,787	3,467
Total liabilities	66,237	33,922	35,393	11,932	5,281
Total stockholders' equity	987,476	195,508	186,240	41,856	(1,814)

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Statement of Cash Flows Data:
Net cash used in operating activities	(150,533)	(80,627)	(54,019)	(13,576)	(8,595)
Net cash used in investing activities	(31,141)	(39,302)	(15,410)	(2,482)	(667)
Net cash provided by financing activities	941,120	35,805	211,732	45,592	11,371

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K.
Overview
We are a technology innovator and integrator, working to develop innovative energy and transportation solutions. We are pioneering a business model that will enable corporate customers to integrate next-generation truck technology, hydrogen fueling infrastructure, and related maintenance. By creating this ecosystem, we and our strategic business partners and suppliers hope to build a long-term competitive advantage for clean technology vehicles and next generation fueling solutions.

Our expertise lies in design, innovation, and software and engineering. We assemble, integrate, and commission our vehicles in collaboration with our business partners and suppliers. Our approach has always been to leverage strategic partnerships to help lower cost, increase capital efficiency and increase speed to market.

We operate in two business units: Truck and Energy. The Truck business unit is developing and commercializing BEV and FCEV Class 8 trucks that provide environmentally friendly, cost effective solutions to the short, medium and long haul trucking sector. The Energy business unit is primarily developing and constructing a network of hydrogen fueling stations to meet hydrogen fuel demand for our FCEV customers.
In 2019, we partnered with Iveco, a subsidiary of CNHI, a leading European industrial vehicle manufacturing company. Together, we are jointly developing cab over BEV and FCEV trucks for sale in the European market which will be manufactured through a 50/50 owned joint venture in Europe. In April 2020, we entered into a series of agreements with Iveco which established the joint venture, Nikola Iveco Europe GmbH. Our joint venture with Iveco provides us with the manufacturing infrastructure to build BEV trucks for the North American market in addition to that of our greenfield manufacturing facility in Coolidge, Arizona. The operations of the joint venture commenced during the fourth quarter of 2020.
We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
•construct manufacturing facilities and purchase related equipment;
•commercialize our heavy-duty trucks and other products;
•develop hydrogen fueling stations;
•continue to invest in our technology;
•increase our investment in marketing and advertising, sales, and distribution infrastructure for our products and services;
•maintain and improve our operational, financial and management information systems;
•hire additional personnel;
•obtain, maintain, expand, and protects our intellectual property portfolio; and
•operate as a public company.
Comparability of Financial Information
Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination.

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

The Business Combination is accounted for as a reverse merger in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). While VectoIQ was the legal acquirer, because Legacy Nikola was deemed the accounting acquirer, the historical financial statements of Legacy Nikola became the historical financial statements of the combined company, upon the consummation of the Business Combination.

As a consequence of the Business Combination, we became a Nasdaq-listed company, which will require that we continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors' and officers' liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in the section entitled "Risk Factors."
Commercial Launch of Nikola heavy duty trucks and other products
We expect to derive revenue from our BEV trucks in late 2021 and FCEV trucks in the second half 2023. Prior to commercialization, we must complete modification or construction of required manufacturing facilities, purchase and integrate related equipment and software, and achieve several research and development milestones. As a result, we will require substantial additional capital to develop our products and services and fund operations for the foreseeable future. Until we can generate sufficient revenue from product sales and hydrogen FCEV leases, we expect to finance our operations through a combination of existing cash on hand, public offerings, private placements, debt financings, collaborations, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. Any delays in the successful completion of our manufacturing facility will impact our ability to generate revenue.
Customer Demand
While our products are not yet commercially available, we have received significant interest from potential customers. Going forward, we expect the size of our committed reservations to be an important indicator of our future performance.

Basis of Presentation
Currently, we conduct business through one reportable and one operating segment. See Note 2 in the accompanying audited consolidated financial statements for more information.
Components of Results of Operations
Revenues
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
Cost of Revenues
To date, our cost of revenues has included materials, labor, and other direct costs related to solar installation projects.
Once we have reached commercial production, cost of revenues will include direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our greenfield manufacturing facility, depreciation of our hydrogen fueling stations, cost of hydrogen production, shipping and logistics costs and reserves for estimated warranty expenses.
Research and Development Expense
Research and development expenses consist primarily of costs incurred for the discovery and development of our vehicles, which include:
•Fees paid to third parties such as consultants and contractors for outside development;
•Expenses related to materials, supplies and third-party services, including prototype tooling and non-recurring engineering.
•Personnel-related expenses, including salaries, benefits, and stock-based compensation expense, for personnel in our engineering and research functions;
•Depreciation for prototyping equipment and R&D facilities.
During the years ended December 31, 2020, 2019, and 2018 our research and development expenses were primarily incurred in the development of the BEV and FCEV trucks.
As a part of its in-kind investment, Iveco is providing us with $100.0 million in advisory services (based on pre-negotiated hourly rates), including project coordination, drawings, documentation support, engineering support, vehicle integration, and product validation support. During the years ended December 31, 2020 and 2019, we utilized $45.7 million and $8.0 million, respectively, of advisory services which were recorded as research and development expense. As of December 31, 2020, we have $46.3 million of prepaid in-kind advisory services remaining which is expected to be consumed in 2021 and will be recorded as research and development expense until we reach commercial production.
We expect our research and development costs to increase for the foreseeable future as we continue to invest to achieve our technology and product roadmap goals.
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

Impairment Expense

Impairment expense consists of charges related to our Powersports business unit that was discontinued in the fourth quarter of 2020, including intangible assets consisting of in-process R&D and trademarks, and long-lived assets.
Interest Income, net
Interest income, net consists primarily of interest received or earned on our cash and cash equivalents balances. Interest expense consists of interest paid on our term loan and finance lease liability.
Revaluation of Series A Redeemable Convertible Preferred Stock Warrant Liability
The revaluation of Series A redeemable convertible preferred stock warrant liability includes gains and losses from the remeasurement of our redeemable convertible preferred stock warrant liability. As of December 31, 2019, all of our outstanding redeemable convertible preferred stock warrants were exercised, therefore, subsequent to 2019, there is no impact from the remeasurement of redeemable convertible preferred stock warrants.
Loss on Forward Contract Liability
The loss on forward contract liability includes losses from the remeasurement of the Series D redeemable convertible preferred share forward contract liability. In April 2020, the forward contract liability was fulfilled and, therefore, subsequent to June 30, 2020, there is no impact from the remeasurement of the forward contract liability.
Other Income (Expense), net
Other income (expense), net consists primarily of other miscellaneous non-operating items, such as government grants, subsidies, merchandising, foreign currency gains and losses, and unrealized gains and losses on investments.
Income Tax Expense (Benefit)
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against U.S. and state deferred tax assets. Cash paid for income taxes, net of refunds during the years ended December 31, 2020, 2019, and 2018 was not material.
Equity in Net Loss of Affiliate
Equity in net loss of affiliate consists of our portion of losses from our joint venture, Nikola Iveco Europe, Gmbh.

Results of Operations
Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019
The following table sets forth our historical operating results for the periods indicated:

	Years Ended December 31,
	2020	2019	$ Change	% Change
	( in thousands, except share and per share data)
Solar revenues	$95	$482	$(387)	NM
Cost of solar revenues	72	271	(199)	NM
Gross profit	23	211	(188)	NM
Operating expenses:
Research and development	185,619	67,514	118,105	175%
Selling, general, and administrative	182,724	20,692	162,032	783%
Impairment expense	14,415	—	14,415	NM
Total operating expenses	382,758	88,206	294,552	334%
Loss from operations	(382,735)	(87,995)	(294,740)	335%
Other income (expense):
Interest income, net	202	1,456	(1,254)	(86)%
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	(3,339)	3,339	NM
Loss on forward contract liability	(1,324)	—	(1,324)	NM
Other income (expense), net	(846)	1,373	(2,219)	(162)%
Loss before income taxes and equity in net loss of affiliate	(384,703)	(88,505)	(296,198)	335%
Income tax expense (benefit)	(1,026)	151	(1,177)	NM
Loss before equity in net loss of affiliate	(383,677)	(88,656)	(295,021)	333%
Equity in net loss of affiliate	(637)	—	(637)	NM
Net loss	(384,314)	(88,656)	(295,658)	333%
Premium paid on repurchase of redeemable convertible preferred stock	(13,407)	(16,816)	3,409	(20)%
Net loss attributable to common stockholders, basic and diluted	$(397,721)	$(105,472)	$(292,249)	277%
Net loss per share attributable to common stockholders, basic and diluted	$(1.19)	$(0.40)	$(0.79)	197%
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	335,325,271	262,528,769	72,796,502	NM

Solar Revenues and Cost of Solar Revenues
Solar revenues and cost of solar revenues for the years ended December 31, 2020 and 2019 were related to solar installation service projects. Solar installation projects were not related to our primary operations and were concluded in 2020. Solar revenues and costs of solar revenues were immaterial for the years ended December 31, 2020 and 2019.
Research and Development
Research and development expenses increased by $118.1 million or 175% from $67.5 million during the year ended December 31, 2019 to $185.6 million during the year ended December 31, 2020. This increase was primarily due to $77.4 million in higher spend on purchased prototype components and outside engineering services as we focus primarily on the development, build, and testing of our BEV truck platform, as well as continuing the development of our FCEV truck platform. In addition, we incurred increased personnel costs of $21.4 million driven by growth in our in-house engineering headcount, and higher stock-based compensation expense of $15.2 million primarily in connection with the Business Combination, higher headcount, and RSU grants made to employees during 2020. We also incurred higher depreciation and occupancy costs associated with our headquarters in Phoenix, Arizona and related capital equipment and software.

Selling, General, and Administrative
Selling, general, and administrative expenses increased by $162.0 million or 783% from $20.7 million during the year ended December 31, 2019 to $182.7 million during the year ended December 31, 2020. The increase was primarily related to higher stock-based compensation expense of $117.9 million for RSU grants to executive officers in connection with the Business Combination and increased headcount. In addition, there was an increase in legal expenses of $27.5 million primarily related to regulatory and legal matters incurred in connection with the short-seller analyst report from September 2020. Further, there was an increase in personnel expenses of $7.3 million driven by growth in headcount and higher general corporate expenses, professional services, travel, and depreciation of our headquarters. This was partially offset by a decrease in marketing costs due to the Nikola World event held in 2019, which was not held in 2020.
Impairment Expense
Impairment expense of $14.4 million during the year ended December 31, 2020 resulted from the discontinuation of the Powersports business unit in the fourth quarter of 2020, which resulted in an impairment charge on in-process R&D, trademarks and certain long-lived assets.
Interest Income, net
Interest income, net decreased by $1.3 million or 86%, from $1.5 million of income during the year ended December 31, 2019 to $0.2 million of income during the year ended December 31, 2020. The decrease is primarily due to an increase in interest expense from our finance lease liability and a lower average interest rate earned on deposits. This was partially offset by a higher cash and cash equivalents balance in 2020.
Loss on Forward Contract Liability
Our loss on the forward contract liability represents recognized loss from a $1.3 million change in fair value as of the settlement date. The forward contract liability was settled in April 2020.
Other Income (Expense), net
Other income (expense), net decreased by $2.2 million, from $1.4 million of income during the year ended December 31, 2019 to $0.8 million of expense during the year ended December 31, 2020. The decrease was driven primarily by one-time grant income received during 2019, losses on foreign currency exchange and unrealized losses on investments during 2020.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the year ended December 31, 2020 was a $1.0 million benefit, primarily related to changes in deferred tax liabilities related to our indefinite-lived intangible which was impaired in 2020. Income tax expense was immaterial for the year ended December 31, 2019. We have cumulative net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliate
Equity in net loss of affiliate for the year ended December 31, 2020 was $0.6 million as operations of our joint venture commenced in the fourth quarter of 2020.

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018
The following table sets forth our historical operating results for the periods indicated:

	Years Ended December 31,
	2019	2018	$ Change	% Change
	( in thousands, except share and per share data)
Solar revenues	$482	$173	$309	NM
Cost of solar revenues	271	50	221	NM
Gross profit	211	123	88	NM
Operating expenses:
Research and development	67,514	58,374	9,140	16%
Selling, general, and administrative	20,692	12,238	8,454	69%
Total operating expenses	88,206	70,612	17,594	25%
Loss from operations	(87,995)	(70,489)	(17,506)	25%
Other income (expense):
Interest income, net	1,456	686	770	112%
Revaluation of Series A redeemable convertible preferred stock warrant liability	(3,339)	3,502	(6,841)	NM
Other income, net	1,373	6	1,367	NM
Loss before income taxes and equity in net loss of affiliate	(88,505)	(66,295)	(22,210)	34%
Income tax expense (benefit)	151	(2,002)	2,153	NM
Loss before equity in net loss of affiliate	(88,656)	(64,293)	(24,363)	38%
Equity in net loss of affiliate	—	—	—	NM
Net loss	(88,656)	(64,293)	(24,363)	38%
Premium paid on repurchase of redeemable convertible preferred stock	(16,816)	(166)	(16,650)	NM
Net loss attributable to common stockholders, basic and diluted	$(105,472)	$(64,459)	$(41,013)	64%
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.28)	$(0.12)	43%
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	262,528,769	226,465,041	36,063,728	NM

Solar Revenues and Cost of Solar Revenues
Solar revenues and cost of solar revenues for the years ended December 31, 2019 and 2018 were related to solar installation service projects. Solar installation projects are related to legacy projects that were not related to our primary operations and were concluded in 2020. Solar revenues and costs of solar revenues were immaterial for the years ended December 31, 2019 and 2018.
Research and Development
Research and development expenses increased by $9.1 million or 16% from $58.4 million during the year ended December 31, 2018 to $67.5 million in the year ended December 31, 2019. The increase was primarily due to an increase of $13.3 million in personnel related expenses, offset by a $4.4 million decrease in outside development expenses.
The increase in personnel costs was primarily driven by our increased engineering headcount year over year as we continue to advance the development and design of our vehicles and invest in our in-house engineering capabilities.
Outside development and materials expenses were higher in the year ended December 31, 2018 to support the development and build of the FCEV trucks, along with other vehicles. Additionally, in the year ended December 31, 2019, we managed our outside research and development spend by building our internal engineering team and expect to continue to do so going forward.

Selling, General, and Administrative
Selling, general, and administrative expenses increased by $8.5 million or 69% from $12.2 million during the year ended December 31, 2018 to $20.7 million during the year ended December 31, 2019, primarily due to a one-time payment of $2.1 million related to consulting services on future manufacturing site selection, and higher marketing expenses of $2.7 million primarily related to the Nikola World event held in April 2019. The remaining $3.7 million increase is attributed to higher personnel expenses driven by growth in headcount and higher general corporate expenses, including depreciation of our headquarters in Phoenix, Arizona.
Interest Income, net
Interest income, net increased by $0.8 million or 112%, from $0.7 million during the year ended December 31, 2018 to $1.5 million during the year ended December 31, 2019. The increase was primarily due to the substantial portion of cash and cash equivalents on hand being moved to a higher interest-bearing investment account in the second quarter of 2019.
Revaluation of Series A Redeemable Convertible Preferred Stock Warrant Liability
The revaluation of Series A redeemable convertible preferred stock warrant liability decreased $6.8 million due to a $3.5 million gain recorded during the year ended December 31, 2018 on 3.0 million Series A redeemable convertible preferred warrants which expired in March 2018 as opposed to a $3.3 million loss recorded during the year ended December 31, 2019 on 720 thousand Series A warrants which were exercised in December 2019.
Other Income, net
Other income, net increased by $1.4 million, from $6 thousand during the year ended December 31, 2018 to $1.4 million during the year ended December 31, 2019. The increase was primarily related to grants received from the state of Arizona, as well as subcontracting work performed on government contracts.
During the year ended December 31, 2019, we entered into a $3.5 million grant agreement with Arizona Commerce Authority to relocate our headquarters to Arizona, build manufacturing and research and development operations, create jobs, and enter into capital investments within the state. We met the first milestone of the agreement in the fourth quarter of 2019 and received the initial payment of $1.0 million from the state. We will record future payments in other income as they are received.
Income Tax Expense (Benefit)
Income tax expense (benefit) increased by $2.2 million, from a benefit of $2.0 million during the year ended December 31, 2018 to an expense of $0.2 million during the year ended December 31, 2019. The increase in tax expense is primarily related to changes in deferred tax liabilities recorded for our intangible assets and goodwill.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating operational performance. We use the following non-GAAP financial information to evaluate ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing operating performance.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net loss before interest income or expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended December 31,		Years Ended December 31,
	2020	2019	2020	2019	2018
	(in thousands)
Net loss	$(147,096)	$(26,279)	$(384,314)	$(88,656)	$(64,293)
Interest (income) expense, net	53	(374)	(202)	(1,456)	(686)
Income tax expense (benefit)	(1,030)	1	(1,026)	151	(2,002)
Depreciation and amortization	1,753	1,219	6,008	2,323	625
EBITDA	(146,320)	(25,433)	(379,534)	(87,638)	(66,356)
Stock-based compensation	46,255	1,086	137,991	4,858	3,843
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	—	—	3,339	(3,502)
Loss on forward contract liability	—	—	1,324	—	—
Equity in net loss of affiliate	637	—	637	—	—
Regulatory and legal matters(1)	19,510	—	24,683	—	—
Impairment expense	14,415	—	14,415	—	—
Adjusted EBITDA	$(65,503)	$(24,347)	$(200,484)	$(79,441)	$(66,015)

(1) Regulatory and legal matters include legal, advisory and other professional service fees incurred in connection with the short-seller analyst article from September 2020, and investigations and litigation related thereto.

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

The following table reconciles net loss and net loss per share to non-GAAP net loss and non-GAAP net loss per share for the periods indicated:

	Three Months Ended December 31,		Years Ended December 31,
	2020	2019	2020	2019	2018
	(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(147,096)	$(43,095)	$(397,721)	$(105,472)	$(64,459)
Stock-based compensation	46,255	1,086	137,991	4,858	3,843
Premium paid on repurchase of redeemable convertible preferred stock	—	16,816	13,407	16,816	166
Regulatory and legal matters(1)	19,510	—	24,683	—	—
Impairment expense	14,415	—	14,415	—	—
Non-GAAP net loss	$(66,916)	$(25,193)	$(207,225)	$(83,798)	$(60,450)
Non-GAAP net loss per share, basic and diluted	$(0.17)	$(0.09)	$(0.62)	$(0.32)	$(0.27)
Weighted average shares outstanding, basic and diluted	385,983,645	268,698,455	335,325,271	262,528,769	226,465,041

(1) Regulatory and legal matters include legal, advisory and other professional service fees incurred in connection with the short-seller analyst article from September 2020, and investigations and litigation related thereto.

Liquidity and Capital Resources
Since inception, Legacy Nikola financed its operations primarily from the sales of redeemable convertible preferred stock and common stock and redemption of public warrants. As of December 31, 2020, our principal sources of liquidity were our cash and cash equivalents in the amount of $840.9 million, which are primarily invested in money market funds.

Short-Term Liquidity Requirements
As of the date of this Annual Report on Form 10-K, we have yet to generate revenue from our core business operations. As of December 31, 2020, our current assets were $896.9 million consisting primarily of cash and restricted cash of $845.3 million, and our current liabilities were $52.3 million primarily comprised of accounts payable, accrued expenses, and a $4.1 million term note.
We believe our cash and cash equivalents balance will be sufficient to continue to execute our business strategy over the next twelve month period by (i) completing the development and industrialization of the BEV truck, (ii) completing phase one construction of the greenfield manufacturing facility, (iii) completing the construction of a pilot commercial hydrogen station and (iv) hiring of personnel.
However, actual results could vary materially and negatively as a result of a number of factors, including:
•the costs of our greenfield manufacturing facility construction and equipment;
•the timing and the costs involved in bringing our vehicles to market, mainly the BEV truck;
•our ability to manage the costs of manufacturing the BEV trucks;
•the scope, progress, results, costs, timing and outcomes of our research and development for our FCEV trucks;
•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•revenue received from sales of our BEV trucks;
•the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as well as costs related to litigation, investigations, or settlements;
•our ability to collect future revenue; and
•other risks discussed in the section entitled "Risk Factors".

Long-Term Liquidity Requirements
Our current capital will not be sufficient to cover forecasted capital needs and operating expenditures starting in the second half of fiscal year 2022. Until we can generate sufficient revenue from BEV truck sales and FCEV leases to cover operating expenses, working capital and capital expenditures, we expect to fund cash needs through a combination of equity and debt financing, including lease securitization. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
While we will need to raise additional capital in the future, if adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

The following table provides a summary of cash flow data:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(150,533)	$(80,627)	$(54,019)
Net cash used in investing activities	(31,141)	(39,302)	(15,410)
Net cash provided by financing activities	941,120	35,805	211,732
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development and selling, general, and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $150.5 million for the year ended December 31, 2020. The most significant component of our cash used during this period was a net loss of $384.3 million, which included non-cash expenses of $138.0 million related to stock-based compensation, $45.7 million for in-kind services, $6.0 million related to depreciation and amortization, $14.4 million for impairment charges, and a loss of $1.3 million related to the change in fair value of our forward contract liability, and net cash inflows of $28.7 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were the result of an increase in accounts payable and accrued expenses of $29.7 million, primarily related to accrued expenses related to regulatory and legal matters, and increased spend on the development of our BEV and FCEV trucks, partially offset by an increase in accounts receivable, net and prepaid expenses and other current assets.
Net cash used in operating activities was $80.6 million for the year ended December 31, 2019. The most significant component of our cash used during this period was a net loss of $88.7 million, which included non-cash expenses of $8.0 million for in-kind services, $4.9 million related to stock-based compensation, loss of $3.3 million related to the change in fair value of our Series A redeemable convertible preferred stock warrant liability and $2.3 million related to depreciation and amortization, and net cash outflows of $10.6 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of a decrease in accounts payable and accrued expenses of $9.4 million, primarily related to the completion of certain outside development projects and settlement of related liabilities.
Net cash used in operating activities was $54.0 million for the year ended December 31, 2018. The largest component of our cash used during this period was a net loss of $64.3 million, which included non-cash charges of $3.8 million related to stock-based compensation, gain of $3.5 million related to the change in fair value of our Series A redeemable convertible preferred stock warrant liability, a benefit of $2.0 million related to deferred income taxes, and $0.6 million related to depreciation and amortization expense, and net cash inflows of $11.6 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of an increase in accounts payable and accrued expenses and other current liabilities of $15.1 million.
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
Net cash used in investing activities was $31.1 million for the year ended December 31, 2020, which was primarily due to purchases and deposits for property and equipment, including costs of construction for our Coolidge manufacturing facility and purchases of capital equipment of $22.3 million and $8.8 million in cash paid for investment in the joint venture.
Net cash used in investing activities was $39.3 million for the year ended December 31, 2019, which was primarily due to purchases and deposits on capital equipment of $21.1 million and $18.2 million related to the construction of our headquarters.
Net cash used in investing activities was $15.4 million for the year ended December 31, 2018, which was primarily due to purchases and deposits on capital equipment of $9.2 million, $3.4 million related to the construction of our headquarters, and the issuance of a note receivable to a related party of $2.5 million.

Cash Flows from Financing Activities
Through December 31, 2020, we have financed our operations through proceeds from sales of redeemable convertible preferred stock, the Business Combination, the PIPE, and redemption of warrants.
Net cash provided by financing activities was $941.1 million for the year ended December 31, 2020, which was primarily due to net proceeds of $616.7 million from the Business Combination and the PIPE, the proceeds from the exercise of public and private warrants of $264.5 million, the proceeds from the issuance of Legacy Nikola's Series D redeemable convertible preferred stock, net of issuance costs, of $50.3 million, proceeds from the exercises of stock options of $9.7 million and proceeds from tenant allowances for the construction of our headquarters of $0.9 million, offset by payments on our finance lease liability of $1.0 million.
Net cash provided by financing activities was $35.8 million for the year ended December 31, 2019, which was primarily due to proceeds from the issuance of Series D redeemable convertible preferred stock of $65.0 million and proceeds from the exercise of the Series A redeemable convertible preferred stock warrants of $2.2 million, offset by the repurchase of Series B redeemable convertible preferred stock of $31.4 million.
Net cash provided by financing activities was $211.7 million for the year ended December 31, 2018, which was primarily due to net proceeds from the issuance of Series C redeemable convertible preferred stock of $209.0 million and proceeds from borrowings of $4.1 million related to the term note, offset by the retirement of Series B redeemable convertible preferred stock of $1.4 million.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2020, and the years in which these obligations are due:

	Payments Due By period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Finance lease liability	$19,057	$1,797	$3,756	$3,972	$9,532
Purchase obligations	31,161	21,758	9,403	—	—
	$50,218	$23,555	$13,159	$3,972	$9,532
Purchase obligations include purchase orders and agreements with a total term exceeding one year, to purchase goods or services that are enforceable, legally binding, and where the significant terms and minimum purchase obligations are stipulated.
In addition, we enter into agreements in the normal course of business with vendors for research and development services and outsourced services, which are generally cancellable upon written notice. These payments are not included in this table of contractual obligations.
As part of our arrangement with Iveco, once we commence commercial production, we are obligated to pay Iveco a royalty of 1.0% on BEV truck revenues and 1.25% on FCEV truck revenues over a period of seven years. We have not included royalty payments with respect to the licensed Iveco technology in the table above as the timing and amount of such obligations are uncertain.
Off-Balance Sheet Arrangements
Since the date of incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve valuation of our stock-based compensation, including the fair value of common stock and market-based restricted stock units, the valuation of warrant liabilities, the valuation of the redeemable convertible preferred stock tranche liability, estimates related to our lease assumptions, and contingent liabilities, including litigation reserves. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the following accounting policies are most critical to understanding our financial condition and historical and future results of operations.
Stock-Based Compensation
We recognize the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We recognize stock-based compensation costs and reverse previously recognized costs for unvested awards in the period forfeitures occur. We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:
•Expected Term—We use the simplified method when calculating the expected term due to insufficient historical exercise data.
•Expected Volatility—As the Company's shares have limited history, the volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.
•Expected Dividend Yield—The dividend rate used is zero as we have never paid any cash dividends on common stock or Legacy Nikola common stock and do not anticipate doing so in the foreseeable future.
•Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
Common Stock Valuations
The grant date fair value of Legacy Nikola common stock was determined by Legacy Nikola's board of directors with the assistance of management and an independent third-party valuation specialist. The grant date fair value of Legacy Nikola common stock was determined using valuation methodologies which utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability (Level 3 inputs). Based on our early stage of development and other relevant factors, we determined that an Option Pricing Model ("OPM") was the most appropriate method for allocating our enterprise value to determine the estimated fair value of Legacy Nikola common stock. Application of the OPM involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events. Specifically, we have historically used the OPM backsolve method to estimate the fair value of Legacy Nikola common stock, which derives the implied equity value for one type of equity security from a contemporaneous transaction involving another type of security, shares of our redeemable convertible preferred stock in this instance.
As of June 3, 2020, our stock is publicly traded and the fair value of our common stock is based on the closing price of our common stock on or around the date of grant.
Market-Based RSUs
The fair value of market based RSU awards is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Significant judgment is required in determining the expected volatility of our common stock. Due to the limited history of trading of our common stock, we determined expected volatility based on a peer group of publicly traded companies.

Recent Accounting Pronouncements
Note 2 to our consolidated financial statements and notes thereto, contained elsewhere in this Annual Report on the Form 10-K, provides more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020, and 2019 we had cash and cash equivalents of $840.9 million and $85.7 million, respectively, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
For the year ended December 31, 2020, we recorded $0.8 million in foreign currency losses. There was no material foreign currency loss for the years ended December 31, 2019 or 2018.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Nikola Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nikola Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with US generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Market Based Restricted Stock Units

Description of the matter	The grant date fair value of the Market Based Restricted Stock Units (“Market Based RSUs”) granted during the year ended December 31, 2020 totaled $485.1 million. As of December 31, 2020, the unrecognized compensation expense related to the Market Based RSUs totaled $283.0 million. The market condition underlying these Market Based RSUs is based upon achieving certain stock price thresholds over a period of time. As discussed in Notes 2 and 11 to the consolidated financial statements, the Market Based RSUs were valued using a Monte Carlo simulation model that utilized various assumptions, including volatility and risk free rate, to determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The volatility assumption was the most critical assumption and had a significant effect on the grant date fair value of the Market Based RSUs and the correlated compensation expense. The volatility assumption was calculated using the historical volatilities of guideline public companies, which were selected based on the nature and similarity of their operations to that of the Company.

Auditing the Market Based RSUs was challenging due to the complexity of the Monte Carlo simulation model that considers thousands of simulation paths for stock price performance, as well as the highly judgmental nature of selecting the guideline public companies that determine the critical volatility assumption used in the calculation of the grant date fair value and the correlated recognition of compensation expense.

How we addressed the matter in our audit	To test the grant date fair value of the Market Based RSUs, our audit procedures included, among others, assessing the appropriateness of the use of the Monte Carlo simulation model and the underlying calculation, as well as testing the assumptions used to calculate the grant date fair value of the Market Based RSUs. We compared the risk free rate to readily available information as of the grant date. For the critical volatility assumption, we assessed the applicability of the guideline public companies used based on the nature of their business, compared the historical volatilities of the guideline public companies used in the estimate to actual historical results, and we developed an independent range of volatility. We involved our specialists to assist us with evaluating the Monte Carlo simulation model, as well as to perform comparative range calculations using the assumptions previously discussed.

/s/ Ernst & Young LLP

We have served the Company's auditor since 2018.

Phoenix, Arizona
February 25, 2021

NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$840,913	$85,688
Restricted cash and cash equivalents	4,365	—
Accounts receivable, net	—	658
Prepaid in-kind services	46,271	—
Prepaid expenses and other current assets	5,368	4,535
Total current assets	896,917	90,881
Restricted cash and cash equivalents	4,000	4,144
Long-term deposits	17,687	13,276
Property and equipment, net	71,401	53,378
Intangible assets, net	50,050	62,513
Investment in affiliate	8,420	—
Goodwill	5,238	5,238
Total assets	$1,053,713	$229,430
Liabilities and stockholders' equity
Current liabilities
Accounts payable	29,364	5,113
Accrued expenses and other current liabilities	18,809	11,425
Term note, current	4,100	—
Total current liabilities	52,273	16,538
Term note	—	4,100
Finance lease liabilities	13,956	—
Other long-term liabilities	—	12,212
Deferred tax liabilities, net	8	1,072
Total liabilities	66,237	33,922
Commitments and contingencies (Note 14)
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Stockholders' equity
Common stock, $0.0001 par value, 600,000,000 shares authorized, 391,041,347 and 270,826,092 shares issued and outstanding as of December 31, 2020 and 2019, respectively	39	27
Additional paid-in capital	1,560,820	383,961
Accumulated other comprehensive income	239	—
Accumulated deficit	(573,622)	(188,480)
Total stockholders' equity	987,476	195,508
Total liabilities and stockholders' equity	$1,053,713	$229,430
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Solar revenues	$95	$482	$173
Cost of solar revenues	72	271	50
Gross profit	23	211	123
Operating expenses:
Research and development	185,619	67,514	58,374
Selling, general, and administrative	182,724	20,692	12,238
Impairment expense	14,415	—	—
Total operating expenses	382,758	88,206	70,612
Loss from operations	(382,735)	(87,995)	(70,489)
Other income (expense):
Interest income, net	202	1,456	686
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	(3,339)	3,502
Loss on forward contract liability	(1,324)	—	—
Other income (expense), net	(846)	1,373	6
Loss before income taxes and equity in net loss of affiliate	(384,703)	(88,505)	(66,295)
Income tax expense (benefit)	(1,026)	151	(2,002)
Loss before equity in net loss of affiliate	(383,677)	(88,656)	(64,293)
Equity in net loss of affiliate	(637)	—	—
Net loss	(384,314)	(88,656)	(64,293)
Premium paid on repurchase of redeemable convertible preferred stock	(13,407)	(16,816)	(166)
Net loss attributable to common stockholders, basic and diluted	$(397,721)	$(105,472)	$(64,459)
Net loss per share attributable to common stockholders, basic and diluted	$(1.19)	$(0.40)	$(0.28)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	335,325,271	262,528,769	226,465,041

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net loss	(384,314)	(88,656)	(64,293)
Other comprehensive income:
Foreign currency translation adjustment, net of tax	239	—	—
Comprehensive loss	(384,075)	(88,656)	(64,293)

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	52,189,169	$73,062	60,166,667	$1	$3,065	$(34,272)	$—	$(31,206)
Retroactive application of recapitalization	(52,189,169)	(73,062)	153,421,743	20	73,042	—	—	73,062
Adjusted balance, beginning of period	—	—	213,588,410	21	76,107	(34,272)	—	41,856
Issuance of Series C redeemable convertible preferred stock, net of $7,000 issuance costs.(1)	—	—	47,801,632	5	208,995	—	—	209,000
Repurchase of Series B redeemable convertible preferred stock (1)	—	—	(983,699)	—	(4,166)	—	—	(4,166)
Stock-based compensation	—	—	—	—	3,843	—	—	3,843
Net loss	—	—	—	—	—	(64,293)	—	(64,293)
Balance as of December 31, 2018	—	$—	260,406,343	$26	$284,779	$(98,565)	$—	$186,240
Issuance of Series D redeemable convertible preferred stock, net of $4,700 issuance costs (1)	—	—	6,671,998	1	60,304	—	—	60,305
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	5,953,515	—	58,000	—	—	58,000
Exercise of Series A redeemable convertible preferred stock warrants (1)	—	—	1,368,720	—	6,116	—	—	6,116
Repurchase of Series B redeemable convertible preferred stock (1)	—	—	(3,575,750)	—	(30,259)	(1,097)	—	(31,356)
Exercise of stock options	—	—	1,266	—	1	—	—	1
Stock-based compensation	—	—	—	—	4,858	—	—	4,858
Cumulative effect of ASU 2018-07 adoption	—	—	—	—	162	(162)	—	—
Net loss	—	—	—	—	—	(88,656)	—	(88,656)
Balance as of December 31, 2019	—	$—	270,826,092	$27	$383,961	$(188,480)	$—	$195,508
Issuance of Series D redeemable convertible preferred stock, net of $8,403 issuance costs (1)	—	—	6,581,340	1	56,249	—	—	56,250
Issuance of Series D redeemable convertible preferred stock for in kind contribution (1)	—	—	9,443,353	1	91,998	—	—	91,999
Business Combination and PIPE financing	—	—	72,272,942	7	616,213	—	—	616,220
Exercise of stock options	—	—	8,716,423	—	9,863	—	—	9,863
Issuance of shares for RSU awards	—	—	194,306	—	—	—	—	—
Stock-based compensation	—	—	—	—	137,991	—	—	137,991
Common stock issued for warrants exercised	—	—	23,006,891	3	264,545	—	—	264,548
Cumulative effect of ASU 2016-02 adoption	—	—	—	—	—	(828)	—	(828)
Net loss	—	—	—	—	—	(384,314)	—	(384,314)
Other comprehensive income	—	—	—	—	—	—	239	239
Balance as of December 31, 2020	—	$—	391,041,347	$39	$1,560,820	$(573,622)	$239	$987,476

(1) Issuance of redeemable convertible preferred stock and convertible preferred stock warrants have been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(384,314)	$(88,656)	$(64,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,008	2,323	625
Stock-based compensation	137,991	4,858	3,843
Non-cash interest income	—	—	(298)
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	3,339	(3,502)
Deferred income taxes	(1,063)	151	(2,002)
Non-cash in-kind services	45,729	8,000	—
Loss on forward contract liability	1,324	—	—
Impairment expense	14,415	—	—
Equity in net loss of affiliate	637	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	658	(763)	47
Prepaid expenses and other current assets	(1,586)	157	(2,588)
Accounts payable, accrued expenses and other current liabilities	29,668	(9,366)	15,121
Other long-term liabilities	—	(670)	(972)
Net cash used in operating activities	(150,533)	(80,627)	(54,019)
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	—	(350)
Issuance of related party note receivable	—	—	(2,500)
Purchases and deposits for property and equipment	(22,324)	(21,100)	(9,155)
Investments in affiliate	(8,817)	—	—
Cash paid towards build-to-suit lease	—	(18,202)	(3,405)
Net cash used in investing activities	(31,141)	(39,302)	(15,410)
Cash flows from financing activities
Proceeds from the exercise of Series A redeemable convertible preferred stock warrants	—	2,160	—
Repurchase of Series B redeemable convertible preferred stock from related parties, net of issuance costs paid	—	(31,356)	(1,368)
Proceeds from issuance of Series C redeemable convertible preferred stock, net of issuance costs paid	—	—	209,000
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs paid	50,349	65,000	—
Business Combination and PIPE financing, net of issuance costs paid	616,726	—	—
Proceeds from the exercise of stock options	9,650	1	—
Proceeds from the exercise of stock warrants, net of issuance costs paid	264,548	—	—
Proceeds from landlord on finance lease	889	—	—
Payments on finance lease liability	(1,042)	—	—
Proceeds from note payable	4,134	—	4,100
Payment of note payable	(4,134)	—	—
Net cash provided by financing activities	941,120	35,805	211,732
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	759,446	(84,124)	142,303
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	89,832	173,956	31,653
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$849,278	$89,832	$173,956
Supplementary cash flow disclosures:
Cash paid for interest	$884	$96	$96
Cash interest received	$703	$1,437	$484
Cash paid for income taxes, net of refunds	$—	$2	$—
Supplementary disclosures for noncash investing and financing activities:
Non-cash interest received related to related party notes	$—	$—	$298
Non-cash settlement of related party note receivable	$—	$—	$2,500
Accrued purchases of property and equipment	$6,751	$1,094	$1,781
Property acquired through build-to-suit lease	$—	$3,243	$9,287
Non-cash acquisition of license	$—	$50,000	$—
Non-cash Series C redeemable convertible preferred stock issuance costs	$—	$—	$2,001
Accrued Series D redeemable convertible preferred stock issuance costs	$—	$4,695	$—
Non-cash prepaid in-kind services	$46,271	$—	$—
Accrued Business Combination and PIPE transaction costs	$285	$—	$—
Net liabilities assumed by VectoIQ	$221	$—	$—
Settlement of forward contract liability	$1,324	$—	$—
Stock option proceeds receivable	$213	$—	$—
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nikola Corporation (‘‘Nikola’’ or the ‘‘Company’’) is a designer and manufacturer of battery electric and hydrogen-electric vehicles.

On June 3, 2020 (the "Closing Date"), VectoIQ Acquisition Corp. ("VectoIQ"), consummated the previously announced merger pursuant to the Business Combination Agreement, dated March 2, 2020 (the "Business Combination Agreement"), by and among VectoIQ, VCTIQ Merger Sub Corp., a wholly-owned subsidiary of VectoIQ incorporated in the State of Delaware ("Merger Sub"), and Nikola Corporation, a Delaware corporation ("Legacy Nikola"). Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Legacy Nikola was effected through the merger of Merger Sub with and into Legacy Nikola, with Legacy Nikola surviving as the surviving company and as a wholly-owned subsidiary of VectoIQ (the "Business Combination").

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
(a)Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and pursuant to the regulations of the U.S. Securities and Exchange Commission ("SEC").
Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.
All dollar amounts are in thousands, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise noted.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
(b)Funding Risks and Going Concern
As an early stage growth company, Nikola's ability to access capital is critical. Management plans to raise additional capital through a combination of equity and debt financing, including lease securitization.
Additional stock financing may not be available on favorable terms and could be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments.
The Company's ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back, or abandon some or all of its development programs and other operations, which could materially harm the Company's business, financial condition and results of operations.
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
As of the date of this report, the Company's existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company's existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
(b)Comprehensive Loss
Comprehensive loss includes all changes in equity during a period from non-owner sources. Other comprehensive income is comprised of currency translation adjustments relating to the Company's equity method investment whose functional currency is not the U.S. dollar.
(c)Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company's most significant estimates and judgments involve valuation of the Company's stock-based compensation, including the fair value of common stock and market-based restricted stock units, the valuation of warrant liabilities, the valuation of the redeemable convertible preferred stock tranche liability, estimates related to the Company's lease assumptions, and contingent liabilities, including litigation reserves. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
(d)Segment Information
Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM"), in deciding how to allocate resources and in assessing performance. The Company has two components, the Truck business unit and Energy business unit. The Truck business unit is developing and commercializing hydrogen-electric and battery-electric semi-trucks that provide environmentally friendly, cost effective solutions to the trucking sector. The Energy business unit is developing and constructing a network of hydrogen fueling stations to meet hydrogen fuel demand for its customers. To date, the Company has not entered into production for the above-mentioned business units. Therefore, the Company's chief executive officer, who

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
is also the CODM, makes decisions and manages the Company's operations as a single operating and reportable segment for purposes of allocating resources and evaluating financial performance.
(e)Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and restricted cash and cash equivalents. The Company's cash is placed with high-credit-quality financial institutions and issuers, and at times exceeds federally insured limits. The Company limits its concentration of risk in cash equivalents by diversifying its investments among a variety of industries and issuers. The Company has not experienced any credit loss relating to its cash equivalents.
(f)Concentration of Supplier Risk
The Company is not currently in the production stage and generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk during the years ended December 31, 2020, 2019, or 2018.
(g)JOBS Act Accounting Election
Prior to December 31, 2020, the Company was an emerging growth company under the JOBS Act, and as a result was eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. However, as the Company satisfies the definition of a “large accelerated filer” under the definition of the Securities Exchange Act of 1934, as amended, it no longer qualifies as an emerging growth company as of December 31, 2020. Therefore the Company is no longer able to take advantage of the extended transition period for adopting new or revised accounting standards.
(h)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of December 31, 2020 and 2019 the Company had $840.9 million and $85.7 million of cash and cash equivalents, which included cash equivalents of $827.1 million and $73.0 million highly liquid investments at December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, the Company had $4.1 million in an escrow account related to the securitization of the term loan with JP Morgan Chase included in restricted cash and cash equivalents. Additionally, as of December 31, 2020 and 2019, the Company had $4.0 million and zero, respectively, included in non-current restricted cash and cash equivalents for the required deposit to Pinal Land Holdings, LLC ("PLH") during construction of the manufacturing facility in Coolidge, Arizona. Further, as of December 31, 2020 and 2019, the Company had $0.3 million and zero, respectively, in refundable customer deposits included in current restricted cash and cash equivalents.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$840,913	$85,688
Restricted cash—current	4,365	—
Restricted cash and cash equivalents—non-current	4,000	4,144
Cash, cash equivalents and restricted cash and cash equivalents	$849,278	$89,832

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(i)Fair Value of Financial Instruments
The carrying value of the Company's current assets and current liabilities approximate their fair value based on the short-term nature of those instruments. The following table summarizes the Company's financial instruments, measured on a recurring basis, as follows:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$827,118	—	—	$827,118
Restricted cash equivalents—money market	4,100	—	—	4,100

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$73,005	—	—	$73,005
Restricted cash equivalents—money market	4,144	—	—	4,144

During 2020, 2019 and 2018, the Company recognized zero, a $3.3 million loss, and a $3.5 million gain, respectively, as a component of other income (expense) on the consolidated statements of operations for the remeasurement of the Series A redeemable convertible preferred stock warrant liability. As of December 31, 2019, all Series A redeemable convertible preferred stock warrants were exercised, upon which time the Company reclassified the warrant liability to additional paid-in capital on the consolidated balance sheet.
The following table provides a reconciliation of the ending balances for the Series A redeemable convertible preferred stock warrant liability measured at fair value:

Redeemable Convertible Preferred Stock Warrant Liability
Estimated fair value at December 31, 2018	$617
Change in estimated fair value	3,339
Exercise of Series A redeemable convertible preferred stock warrants	(3,956)
Estimated fair value at December 31, 2019	$—

The following table represents the significant unobservable inputs used in determining the fair value of the redeemable convertible preferred stock warrant liability:

	For the Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	N/A	1.48% - 2.41%	2.63%
Expected term (in years)	N/A	0 - 0.75	1
Expected dividend yield	N/A	—	—
Expected volatility	N/A	70%	70%
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
was recognized in other income (expense) on the consolidated statements of operations. The change in fair value of the Forward Contract Liability was as follows:

Forward Contract Liability
Estimated fair value at December 31, 2019	$—
Change in estimated fair value	1,324
Settlement of forward contract liability	(1,324)
Estimated fair value at December 31, 2020	$—
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

(j)Investments
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
Equity Method
Investments in which the Company can exercise significant influence, but do not control, are accounted for using the equity method and are presented on the consolidated balance sheets. The Company’s share of the net earnings or losses of the investee is presented within the consolidated statements of operations. The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Distributions received from equity method investees are presented in the consolidated statements of cash flows based on the cumulative earnings approach, whereby distributions received from equity method investments are classified as cash flows

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. Refer to Note 7, Investments, for further discussion.
(k)Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation is recorded on a straight-line basis over each asset's estimated useful life.

Property and Equipment	Useful life
Machinery and equipment	5 - 20 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or lease term
Software	3 years
Building	12 years
(l)Leases
The Company determines if an arrangement is or contains a lease at inception. This determination depends on whether the arrangement conveys the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed if the Company obtains the right to direct the use of and obtains substantially all of the economic benefits from using the underlying asset. The Company classifies leases with contractual terms greater than 12 months as either operating or finance.

Lease liabilities are recognized based on the present value of lease payments, reduced by lease incentives, at the lease commencement date. The Company uses an incremental borrowing rate to determine the present value of lease payments as the rate implicit in the lease is generally not readily determinable. The Company's incremental borrowing rate is the rate of interest that it would have to pay to borrow an amount equal to the lease payments, on a collateralized basis and in a similar economic environment over a similar term.

Lease assets are recognized based on the related lease liabilities, plus any prepaid lease payments and initial direct costs from executing the leasing arrangement. The lease term includes the base, non-cancelable lease term, and any options to extend or terminate the lease when it is reasonably certain, at commencement, that the Company will exercise such options.

Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful life of the assets or the lease term. The interest component of a finance lease is included in “Interest income, net” and recognized using the effective interest method over the lease term. Leases with terms of less than 12 months at commencement are expensed on a straight-line basis over the lease term in accordance with the short-term lease practical expedient under ASC 842. The Company has also elected the practical expedient under ASC 842 to not separate lease and non-lease components within a leasing arrangement. Non-lease components primarily include payments for maintenance and utilities. The Company has elected to apply both of these practical expedients to its current classes of underlying lease assets.

Variable payments related to a lease are expensed as incurred. These costs often relate to payments for real estate taxes, insurance, common area maintenance, and other operating costs in addition to base rent.

As of December 31, 2020, the Company's only leasing arrangement with a term greater than 12 months was for the Company's headquarters in Phoenix, Arizona. This leasing arrangement was previously classified as a built-to-suit arrangement, for which construction had been completed prior to the adoption of ASC 842, effective January 1, 2020. For purposes of applying ASC 842’s transition provisions, the Company elected to first assess lease classification for the arrangement at lease inception under previous lease accounting guidance (ASC 840), and then apply ASC 842’s transition provisions based on those assessments. The Company derecognized the assets and liabilities associated with the built-to-suit arrangement for transitional purposes and recognized a finance lease asset and finance lease liability pursuant to the classification designation determined in the ASC 840 reassessment. The finance lease asset is included in "Property and equipment, net" and the short and long-term

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
portions of finance lease liabilities are included in "Accrued expenses and other current liabilities" and "Finance lease liabilities", respectively, in the consolidated balance sheets. See Note 5, Leases, for additional discussion.
(m)Goodwill
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of the goodwill impairment test, which is performed annually. For purposes of assessing the impairment of goodwill, the Company performs a qualitative analysis on December 31, each year to determine if events or changes in circumstances indicate the fair value of the reporting unit is less than its carrying value.
Factors considered which could trigger a further impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets, the Company's overall business strategy, and significant industry or macroeconomic trends. If the qualitative analysis indicates that the carrying value of the asset may not be recoverable based on the existence of one or more of the above indicators, recoverability is determined by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair-market value of the asset.
There was no impairment of goodwill for the years ended December 31, 2020, 2019 and 2018.
(n)Intangible Assets with Indefinite Useful Lives
The Company's prior acquisitions have resulted in value assigned to in-process R&D related to the Company's Powersports business unit. In-process R&D has an indefinite useful life until completion or abandonment of the associated R&D efforts. If abandoned, the assets would be impaired. If the activities are completed, a determination is made regarding the useful lives of the assets and the methods of amortization.
The Company is required to test its in-process R&D assets for impairment annually using the guidance for indefinite-lived intangible assets. The Company's impairment evaluation consists of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the in-process R&D asset is impaired. Factors considered which could trigger a further impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets, the Company's overall business strategy, and significant industry or macroeconomic trends. If it is more likely than not that the asset is impaired, the Company determines the fair value of the in-process R&D asset and records an impairment charge if the carrying amount exceeds the fair value.
During the fourth quarter of 2020, the Company ceased operations related to the Powersports business unit in order to focus on the Company's primary mission of commercial production of semi-trucks and construction of hydrogen fueling stations. All employees in the Powersports business unit were transferred to the Truck and Energy business units within the Company. As a result, the Company recorded impairment expense related to its in-process R&D during 2020. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2019 and 2018. See Note 6, Intangible Assets, Net, for further discussion.
For intangible assets acquired in a non-monetary exchange, the estimated fair value of the shares transferred are used to establish their recorded values.
External costs incurred to renew or extend the term of the identifiable intangible assets are capitalized and amortized over the estimated useful life.
(o)Long-Lived Assets and Finite Lived Intangibles
The Company has finite lived intangible assets consisting of licenses and tradenames. These assets are amortized on a straight-line basis over their estimated remaining economic lives. Trademarks are amortized over twelve years and included in research and development expense, or selling, general, and administrative expense within the consolidated statements of

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
operations. Licenses are amortized over five to seven years and included in selling, general, and administrative expense within the consolidated statements of operations.
The Company reviews its long-lived assets and finite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events and circumstances the Company monitors and considers include significant decreases in the market price of similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flow it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset.
During the fourth quarter of 2020, the Company ceased use of its Powersports business unit and recorded an impairment charge for certain of its long-lived assets and finite lived intangibles related to the Powersports business unit for the year ended December 31, 2020. There was no impairment of long-lived assets for the years ended December 31, 2019 and 2018. See Note 4, Balance Sheet Components, and Note 6, Intangible Assets, Net, for further discussion.
(p)Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2020 and 2019. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.
(q)Stock-based Compensation
The Company recognizes the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. The Company recognizes stock-based compensation cost and reverses previously recognized costs for unvested awards in the period forfeitures occur. The Company determines the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the fair value of common stock, expected price volatility of common stock, expected term, risk-free interest rates, and expected dividend yield. The fair value of restricted stock unit ("RSU") awards is determined using the closing price of the Company's common stock on the grant date. The fair value of market based RSU awards ("Market Based RSUs") is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award.
(r)Redeemable Convertible Preferred Stock Warrant Liability
The Company has issued freestanding warrants to purchase shares of its Series A redeemable convertible preferred stock that are classified outside of permanent equity. As such these warrants were recorded at fair value, and subject to remeasurement at each balance sheet date until the earlier of the exercise of the warrants or the completion of a liquidation event, including the completion of an initial public offering. Upon exercise, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.
(s)Revenue Recognition
To date, the Company's revenues are derived from solar installation services, which are generally completed in less than one year. Solar installation projects are not part of the Company's primary operations and were concluded in 2020.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company's customer contracts contain a single performance obligation, which is the solar installation service. The transaction price in the Company's customer contracts is fixed. Revenue for solar installation contracts is generally recognized over time as the services are rendered to the customer based on the extent of progress towards completion of the performance obligation. Under this method, progress of contracts is measured by actual costs incurred in relation to the Company's best estimate of total estimated costs, which are reviewed and updated routinely for contracts in progress. The cumulative effect of any change in estimate is recorded in the period when the change in estimate is determined.
(t)Cost of Solar Revenues
Cost of solar revenues includes materials, labor, and other direct costs related to solar installation projects. The Company recognizes cost of solar revenues in the period that revenues are recognized. Solar installation projects are not part of the Company's primary operations and were concluded in 2020.
(u)Research and Development Expense
Research and development expense consist of outsourced engineering services, allocated facilities costs, depreciation, internal engineering and development expenses, materials, labor and stock-based compensation related to development of the Company's products and services. Research and development costs are expensed as incurred.
(v)Selling, General, and Administrative Expense
Selling, general, and administrative expense consist of personnel costs, allocated facilities expenses, depreciation and amortization, travel, and advertising costs.
Advertising expense is expensed as incurred and was $0.7 million, $2.5 million and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(w)Other Income (Expense)
Other income (expense) consist of grant income received from the government, foreign currency gains and losses, and unrealized gains and losses on investments. Grant income is recognized as income over the periods necessary to match the income on a systematic basis to the costs that it is intended to compensate. For the year ended December 31, 2020, the Company recognized $0.8 million of foreign currency losses. For the years ended December 31, 2019 and 2018, foreign currency gains and losses were immaterial.
(x)Net Loss Per Share
Basic net loss per share of common stock attributable to common shareholders is calculated by dividing net loss attributable to common shareholders by the weighted-average shares of common stock outstanding for the period.
As the Company has reported losses for all periods presented, all potentially dilutive securities including stock options, restricted stock units and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
(y)Recent Accounting Pronouncements
In December 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company's consolidated financial statements and does not expect it to have a material impact on the consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. ASU 2020-01 is effective for fiscal years

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s consolidated financial statements and does not expect it to have a material impact on the consolidated financial statements.
(z)Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.
Until December 31, 2020, the Company was an emerging growth company as defined by the JOBS Act and previously disclosed that these amendments would become effective for interim and annual periods beginning January 1, 2021. However, this ASU instead became effective for the Company in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, with an effective date of January 1, 2020, as it no longer qualifies as an emerging growth company as of December 31, 2020. The adoption of this standard resulted in the recognition of a finance lease asset and finance lease liability of $34.8 million and $16.0 million, respectively. In addition, the Company recognized a $0.8 million cumulative effect adjustment to accumulated deficit driven by derecognition of net assets and lease obligations of $32.4 million and $12.8 million, respectively, related to the Company's lease that was previously classified as build-to-suit. The adoption of this standard did not have a material impact on the consolidated statements of operations nor the consolidated statements of cash flows. See Note 5, Leases, for further discussion of the adoption of ASC 842 and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. The Company adopted the ASU in the current period and the ASU did not have a material impact on the consolidated financial statements.
3. BUSINESS COMBINATIONS
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

3. BUSINESS COMBINATIONS (Continued)
The repurchase is retrospectively adjusted in the consolidated statements of stockholders' equity to reflect the Company’s equity structure for all periods presented.

Immediately following the Business Combination, pursuant to a redemption agreement, Nikola redeemed 7,000,000 shares of common stock from M&M Residual, LLC at a purchase price of $10.00 per share. See Note 8, Related Party Transactions, for further details on the transaction.

The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, VectoIQ was treated as the "acquired" company for financial reporting purposes. See Note 1, Description of Business and Basis of Presentation, for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Nikola issuing stock for the net assets of VectoIQ, accompanied by a recapitalization. The net assets of VectoIQ are stated at historical cost, with no goodwill or other intangible assets recorded.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the period ended December 31, 2020:

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

The number of shares of common stock issued immediately following the consummation of the Business Combination:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

3. BUSINESS COMBINATIONS (Continued)

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
4. BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at December 31, 2020 and 2019, respectively:

	As of December 31,
	2020	2019
Materials and supplies	$—	$1,872
Prepaid expenses and other current assets	5,368	2,663
Total prepaid expenses and other current assets	$5,368	$4,535
For the years ended December 31, 2020 and 2019, the Company expensed $1.9 million and zero, respectively, of materials and supplies previously reflected in other current assets to research and development.
As of December 31, 2020 and 2019, prepaid expenses and other current assets included $0.5 million and zero, respectively, of capitalized cloud computing implementation costs related to the Company's enterprise resource planning software.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
4. BALANCE SHEET COMPONENTS (Continued)
Property and Equipment
Property and equipment consist of the following at December 31, 2020 and 2019, respectively:

	As of December 31,
	2020	2019
Machinery and equipment	$14,820	$13,483
Furniture and fixtures	1,480	1,228
Leasehold improvements	1,488	1,437
Software	4,285	1,909
Building	—	33,248
Finance lease asset	34,775	—
Construction-in-progress	21,218	4,264
Other	1,750	1,309
Property and equipment, gross	79,816	56,878
Less: accumulated depreciation and amortization	(8,415)	(3,500)
Total property and equipment, net	$71,401	$53,378
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $6.0 million, $2.3 million and $0.6 million, respectively.
For the year ended December 31, 2020, the Company expensed $2.0 million of construction-in-progress and machinery and equipment, net of accumulated depreciation, to impairment expense on the consolidated statements of operations. These assets were related to the Powersports business unit whose operations ceased in the fourth quarter of 2020. The Company had no impairment expense for the years ended December 31, 2019 and 2018.
Deposits on equipment are classified from long-term deposits to property and equipment upon receipt or transfer of title of the related equipment.
During the year ended December 31, 2019, the Company was conveyed 430 acres of land in the City of Coolidge, Arizona at no cost. See Note 14, Commitments and Contingencies, for additional information regarding the land conveyance.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31, 2020 and 2019, respectively:

	As of December 31,
	2020	2019
Accrued payroll and payroll related expenses	$1,105	$1,385
Accrued stock issuance costs	285	4,695
Accrued outsourced engineering services	2,514	3,205
Accrued purchases of property and equipment	2,533	433
Accrued legal expenses	8,845	243
Other accrued expenses	2,457	804
Current portion of finance lease liability	1,070	—
Current portion of BTS lease financing liability	—	660
Total accrued expenses and other current liabilities	$18,809	$11,425

5. LEASES

ASC 842 Disclosures

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5. LEASES (Continued)

In February 2018, the Company entered into a non-cancellable lease agreement and purchase option for a headquarters and R&D facility in Phoenix, Arizona. The lease commenced in September 2018, and continues for 11.75 years with the option to extend the lease for two additional five-year periods. During the first 36 months of the lease, the Company has the option to purchase the building for a price of between $23.7 million and $25.1 million depending on the time of the purchase from the lease commencement. The Company's lease does not contain significant restrictive provisions nor residual value guarantees.

The following table summarizes the effects of finance lease costs in the Company's consolidated statements of operations for the year ended December 31, 2020:

Consolidated Statements of Operations Caption	Year Ended
December 31, 2020
Selling, general and administrative	1,937
Research and development	1,375
Interest expense	782
Total finance lease cost	4,094

Variable lease costs were not included in the measurement of the finance lease liability and primarily include property taxes, property insurance and common area maintenance expenses. The following table summarizes variable lease costs in the Company's consolidated statements of operations for the year ended December 31, 2020:

Consolidated Statements of Operations Caption	Year Ended
December 31, 2020
Selling, general and administrative	435
Research and development	309
Total variable lease costs	744

Supplemental balance sheet information related to the lease was as follows:

	Classification	As of
		December 31, 2020
Assets
Finance lease asset	Property and equipment, net	31,463
Total lease assets		31,463

Liabilities
Current	Accrued expenses and other current liabilities	1,070
Non-current	Finance lease liabilities	13,956
Total lease liabilities		15,026

As of December 31, 2020, the remaining lease term of the Company's finance lease was 9.5 years and the discount rate was 5.0%.

For the year ended December 31, 2020, operating cash flows included $0.8 million in cash paid for amounts included in the measurement of lease liabilities.

Maturities of the Company's finance lease liability was as follows:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5. LEASES (Continued)

Years Ended December 31,	Lease Payments
2021	$1,797
2022	1,851
2023	1,905
2024	1,959
2025	2,013
Thereafter	9,532
Total lease payments	$19,057
Less: imputed interest	4,031
Total lease liabilities	$15,026
Less: current portion	1,070
Long-term lease liabilities	$13,956

The Company has elected to exclude leases with terms less than 12 months in the measurement of the lease liability on the consolidated balance sheets under the short-term lease exclusion. For the year ended December 31, 2020, the Company expensed an immaterial amount to research and development on the consolidated statements of operations for leases with terms less than 12 months.

Disclosures related to periods prior to adoption of ASC 842:

The future minimum lease payments over the term of the Company's lease as of December 31, 2019 was as follows:

Years Ended December 31,	Lease Payments
2020	$1,739
2021	1,792
2022	1,846
2023	1,900
2024	1,954
Thereafter	11,712
Total	$20,943

In June 2018, the Company began construction on several significant building expansion and improvement projects in-order to meet the Company's requirements. Construction on the Company's headquarters was substantially completed in the third quarter of 2019 and the related asset was placed in service in September 2019.

Because the Company was involved in certain aspects of the construction per the terms of the lease, the Company was deemed the owner of the building for accounting purposes during the construction period. Accordingly, as of December 31, 2019 the Company recorded a build-to-suit lease asset of $33.2 million in property and equipment, net, which included building costs paid by the Company of $20.8 million, with a $11.7 million financing liability recorded in other non-current liabilities and $0.7 million liability recorded in accrued expenses and other current liabilities on the consolidated balance sheets.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
6. INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$50,150	$(100)	$50,050
Total intangible assets	$50,150	$(100)	$50,050

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-process R&D	$12,110	$—	$12,110
Trademarks	394	(71)	323
Licenses	50,150	(70)	50,080
Total intangible assets	$62,654	$(141)	$62,513
Amortization expense for the years ended December 31, 2020, 2019, and 2018 was immaterial.
For the year ended December 31, 2020, the Company expensed $12.1 million of in-process R&D and $0.3 million of trademarks, net of accumulated amortization, previously included in intangible assets to impairment expense on the consolidated statements of operations. These assets were related to the Powersports business unit whose operations ceased in the fourth quarter of 2020. The Company had no impairment expense for the years ended December 31, 2019 and 2018.
As part of the Series D financing, the Company was granted a non-exclusive and non-transferable license to intellectual property used in the Iveco S-WAY Platform and Product, which is the cab over engine truck manufactured by Iveco S.p.A ("Iveco"), a wholly-owned subsidiary of CNH Industrial N.V. ("CNHI"). The material rights under the license agreement include the non-exclusive use of the S-WAY key technology to manufacture, distribute and service BEV and FCEV trucks and related components in the United States, and the ability to grant the use of the key technology to the Company's North American sub-suppliers. The Company intends to utilize the license solely in North America for the development of BEV and FCEV trucks. The fair value of the license was determined to be $50.0 million. In exchange for the license, the Company issued 5,132,291 shares of Series D redeemable convertible preferred stock to CNHI and its affiliates. The Company will amortize the license using a straight-line method over a 7-year useful life, beginning at the start of commercial production, as it reflects the period over which the sales of BEV and FCEV trucks utilizing Iveco S-WAY platform are expected to contribute to the Company's cash flows. As of December 31, 2020, the Company has not started amortizing the license.
Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years Ended December 31,	Amortization
2021	$1,816
2022	7,163
2023	7,143
2024	7,143
2025	7,143
Thereafter	19,642
Total	$50,050

7. INVESTMENTS

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Unconsolidated VIE

In April 2020, the Company and Iveco entered into a series of agreements which established a joint venture in Europe, Nikola Iveco Europe B.V. All assets and liabilities of Nikola Iveco Europe B.V. were transferred to Nikola Iveco Europe GmbH during the third quarter of 2020. The operations of the joint venture are located in Ulm, Germany, and consist of manufacturing the BEV and FCEV Class 8 trucks for the European market, as well as for the North American market while the Company's greenfield manufacturing facility in Coolidge, Arizona, is being completed.

The agreements provide for a 50/50 ownership of the joint venture and a 50/50 allocation of the joint venture's production volumes and profits between Nikola and Iveco. Both parties are entitled to appoint an equal number of members to the shareholders' committee of the joint venture. Pursuant to the terms of the agreements, the Company and Iveco each contributed intellectual property licenses to their respective technology. During 2020, the Company contributed $8.8 million for a 50% interest in the joint venture, in accordance with the amended contribution agreement. The intellectual property licenses contributed to the joint venture by Nikola are related to intellectual property related to Nikola-developed BEV and FCEV technology for the use in the European market. Iveco contributed to the joint venture a license for the S-WAY technology for use in the European market.

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

As of December 31, 2020, the carrying amount of the Company's equity interest was $8.4 million and is included in investments in affiliate on the consolidated balance sheets. For the year ended December 31, 2020, the Company recognized $0.6 million loss from the joint venture and is included in equity in net loss of affiliate on the consolidated statements of operations. The Company does not guarantee debt for, or have other financial support obligations to the entity and its maximum exposure to loss in connection with its continuing involvement with the entity is limited to the carrying value of the investment.

8. RELATED PARTY TRANSACTIONS
Related Party Aircraft Charter Agreement
In 2019, the Company entered into an aircraft charter arrangement with the Company’s former Executive Chairman of the board of directors of the Company and Legacy Nikola's former Chief Executive Officer to reimburse him for the flight hours incurred for Company use on his personal aircraft. These flight hours were related to business travel by the former Executive Chairman and other members of the executive team to business meetings and trade conferences, as well as the former Executive Chairman's commute between the Company’s headquarters in Phoenix, Arizona, and his residence in Utah. The Company recognized expenses of $1.6 million, $0.2 million and zero for the years ended December 31, 2020, 2019 and 2018, respectively, for the business use of the aircraft. As of December 31, 2020 and 2019 the Company had zero and $0.03 million, respectively, outstanding in accounts payable and accrued expenses to the former Executive Chairman for the business use of the aircraft. The aircraft charter arrangement was terminated effective October 2020.
Related Party Income and Accounts Receivable
During 2020, 2019 and 2018 the Company recorded immaterial amounts for the provision of solar installation services to the former Executive Chairman, which are billed on time and materials basis. As of December 31, 2020 and 2019, the Company had zero and $0.05 million, respectively, outstanding in accounts receivable related to solar installation services to the former Executive Chairman. Solar installation services were terminated effective October 2020.
Related Party Stock Options
In December 2018, the former Executive Chairman issued 6,005,139 performance-based stock options to recognize the performance and contribution of specific employees, including certain executive officers, pursuant to Legacy Nikola's Founder Stock Option Plan (the "Founder Stock Option Plan"). The underlying common stock of these option awards are owned by M&M Residual, a Nevada limited liability company that is wholly-owned by the former Executive Chairman and are

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. RELATED PARTY TRANSACTIONS (Continued)
considered to be issued by the Company for accounting purposes. These performance-based stock options vest based on the Company's achievement of a liquidation event, such as a private sale or an initial public offering on a U.S. stock exchange. An additional award of 180,153 shares was made under the plan in May 2020, to replace a forfeited grant. The performance conditions were met upon the closing of the Business Combination and the Company recognized stock-based compensation expense related to these option awards for $7.2 million in June 2020. As of December 31, 2020 the weighted average exercise price per share is $1.39, the weighted-average grant date fair value is $1.20 per share, and the weighted-average remaining contractual term is 6.42 years for these performance-based stock options.

Related Party Stock Repurchase and Redemption of Common Stock

In November 2018, the Company repurchased 983,699 shares of Series B redeemable convertible preferred stock from the former Executive Chairman at $4.23 per share for a total purchase price of $4.2 million. The repurchased redeemable convertible preferred stock was retired immediately thereafter. The payment of $4.2 million was net against the former Executive Chairman's $2.5 million promissory note with the Company. The former Executive Chairman also paid $0.3 million interest on the promissory note, therefore, the net payment to the former Executive Chairman was $1.4 million.
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

Former Related Party License and Service Agreements
In September 2019, the Company entered into a Master Industrial Agreement (“CNHI Services Agreement”) and S-WAY Platform and Product Sharing Agreement (“CNHI License Agreement”) with CNH Industrial N.V. ("CNHI") and Iveco S.p.A ("Iveco"), a former related party, in conjunction with the Company’s Series D redeemable convertible preferred stock offering. Under these agreements, CNHI and Iveco were issued 25,661,448 shares of Legacy Nikola Series D redeemable convertible preferred stock in exchange for an intellectual property license valued at $50.0 million, $100.0 million in-kind services and $100.0 million in cash.
During 2019, the Company issued 5,953,515 shares of Series D redeemable convertible preferred stock to Iveco in exchange for the licensed Iveco technology and $8.0 million of prepaid in-kind services. Additionally, the Company issued 5,132,291 Series D preferred redeemable convertible preferred shares in exchange for $50.0 million in cash.

During 2020, the Company issued 9,443,353 shares of Series D redeemable convertible preferred stock, to Iveco, in exchange for $92.0 million of prepaid in-kind services. Additionally, the Company issued 5,132,289 shares of Series D redeemable convertible preferred stock to Iveco in exchange for $50.0 million in cash.

During 2020 and 2019, the Company recognized $45.7 million and $8.0 million of in-kind services in research and development on the consolidated statements of operations, respectively. As of December 31, 2020 and 2019, $46.3 million and zero prepaid in-kind services were reflected on the consolidated balance sheets, respectively.

As of June 3, 2020, Iveco was no longer considered a related party under ASC 850.

Former Related Party Research and Development and Accounts Payable

During 2020, 2019, and 2018 the Company recorded research and development expenses of $15.1 million, $14.1 million and zero, respectively, from a former related party. As of December 31, 2020, the Company had $2.8 million of accounts payable due to the former related party and $0.8 million in accrued expenses due to the former related party. As of December 31, 2019, the Company had $0.6 million of accounts payable due to the former related party and $0.5 million of accrued expenses due to the former related party.

As of June 3, 2020, the entity is no longer considered a related party.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. RELATED PARTY TRANSACTIONS (Continued)
Former Related Party Stock Repurchase

In August 2018, concurrently with the Series C preferred stock financing, the Company entered into the Nimbus Redemption Letter Agreement with Nimbus, a former related party. Pursuant to the terms of the Nimbus Redemption Letter Agreement, Nimbus received the right but not the obligation to sell back to the Company its shares of Series B preferred stock and Series C preferred stock, with any such repurchases applying first to Series B preferred stock, in an amount equal to the value of up to five percent (5%) of the aggregate size of each of Nikola's subsequent equity financing rounds. The shares elected to be repurchased by Nimbus were to be purchased by the Company at a share price equal to 90% of the share price in the applicable subsequent financing round.

In September 2019, in contemplation of the Company's proposed Series D preferred stock financing, the Company entered into an amendment of the letter agreement by and between the Company and Nimbus, dated August 3, 2018 (the “Nimbus Redemption Letter Agreement” and as amended, the “Nimbus Amendment”). Pursuant to the terms of the Amendment and the Nimbus Repurchase Agreement, the Company agreed to repurchase 3,575,750 shares of Series B redeemable convertible preferred stock held by Nimbus, a former related party, at the share price of $8.77 which is equal to 90% of the share price in the Series D redeemable convertible preferred stock financing of $9.74 per share. The number of shares to be repurchased exceeded five percent (5%) of the contemplated Series D round of financing. This was negotiated by the Company in order to reduce the total number of shares of Series B redeemable convertible preferred stock held by Nimbus, to such an extent that Nimbus would no longer be entitled to elect a member to the Company's board of directors as a result of Nimbus' Series B preferred stock holdings. The repurchase was completed in October 2019, for an aggregate repurchase amount of $31.4 million. The Amendment also provided Nimbus with additional redemption rights based on various capital raise thresholds, none of which were met as of December 31, 2019.
In March 2020, the Company entered into an additional letter agreement with Nimbus in which Nimbus agreed to terminate the Nimbus Redemption Letter Agreement. Concurrently, the Company entered into an agreement with Nimbus, whereby the Company agreed to repurchase an additional 2,850,930 shares of Series B preferred stock from Nimbus at a share price of $8.77 for an aggregate repurchase price of $25.0 million. The parties agreed that the repurchase price constituted the price that Nimbus would otherwise be entitled to under the Nimbus Redemption Letter Agreement. The number of shares to be repurchased was negotiated by the Company and Nimbus as a mechanism to compensate Nimbus for agreeing to relinquish its previous redemption rights granted in the Nimbus Redemption Letter Agreement.

The repurchase was contingent on completion of the Business Combination which occurred during the quarter ending June 30, 2020, and the Company repurchased the shares in conjunction with the closing of the Business Combination. The Company recorded a reduction to additional paid in capital for the repurchase price in excess of the carrying value of the redeemable convertible preferred stock of $13.4 million. The carrying value of the shares repurchased were recorded as a reduction to redeemable convertible preferred stock, which has been retrospectively adjusted in the consolidated statements of stockholders' equity to reflect the Company’s equity structure for all periods presented. For the computation of net loss per share for the year ended December 31, 2020, the repurchase price in excess of the carrying value of the redeemable convertible preferred stock of $13.4 million is reflected as a decrease to net loss attributable to common stockholders (see Note 15, Net Loss per Share).

As of June 3, 2020, Nimbus is no longer considered a related party.
9. DEBT
Debt consisted of the following as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Term note - current	$4,100	$—
Term note - non-current	—	4,100
Total debt	$4,100	$4,100

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. DEBT (Continued)
Term Note
In January 2018, the Company entered into a term note with JP Morgan Chase, pursuant to which, the Company borrowed $4.1 million to fund equipment purchases. The term note accrued interest at 2.43% per annum and was payable on or before January 31, 2019. The term note is secured by restricted cash.
In February 2019, the Company amended the term note to extend its term by one year and increased the interest rate to 3.00% per annum. In February 2020, the Company amended the term note to extend its term for one year, to January 31, 2021. The term note accrued interest at a rate equal to the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate as determined by the Federal Reserve Board. The term loan has a financial covenant that requires the Company to maintain a minimum amount of liquidity with the bank. As of December 31, 2020, the Company was in compliance with the financial covenant.
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
10. CAPITAL STRUCTURE
Shares Authorized
As of December 31, 2020, the Company had authorized a total of 750,000,000 shares for issuance with 600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.

Warrants

As of December 31, 2020, the Company had 760,915 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. There were 129,085 private warrants exercised in the fourth quarter of 2020, for total proceeds of $1.5 million.

The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price.

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
11. STOCK-BASED COMPENSATION EXPENSE
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. STOCK-BASED COMPENSATION EXPENSE (Continued)

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
The Company calculates the fair value of each option grant on the grant date using the following assumptions:
Expected Term—The Company uses the simplified method when calculating expected term due to insufficient historical exercise data.
Expected Volatility—As the Company's shares have limited history, the volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.
Expected Dividend Yield—The dividend rate used is zero as the Company does not have a history of paying dividends on its common stock and does not anticipate doing so in the foreseeable future.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. STOCK-BASED COMPENSATION EXPENSE (Continued)
Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

	Years Ended December 31,
	2020	2019	2018
Exercise price	$1.05 - $9.66	$1.05 - $3.58	$1.05
Risk-free interest rate	0.1% - 1.7%	1.4% - 2.7%	2.3% - 3.0%
Expected term (in years)	0.2 - 6.3	5.0 - 6.3	4.6 - 6.2
Expected dividend yield	—	—	—
Expected volatility	70.0% - 85.8%	70.0% - 85.1%	70%

Performance Based Stock Options
As of December 31, 2020, 2019, and 2018, the outstanding performance-based options ("PSUs") issued by the Company were 5,090,182, 5,153,485 and 5,628,735, respectively. No PSUs were granted in fiscal year 2020. As of December 31, 2018, the performance-based provision was achieved for all of the outstanding performance-based award and the Company began recognizing expense related to these PSUs in 2018. The weighted-average grant date fair value of these stock options was $0.63 in the years ended December 31, 2020, 2019, and 2018.
The 5,090,182, 5,153,485, and 5,628,735 PSUs outstanding as of December 31, 2020, 2019 and 2018, does not include PSUs issued by a related party. See Note 8, Related Party Transactions, for additional information regarding the related party PSUs.
Stock Option Activity
Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	18,260,484	$1.58	9.35	$—
Granted	25,791,263	1.05
Exercised	—	—
Cancelled	18,260,484	1.58
Outstanding at December 31, 2018	25,791,263	$1.05	9.54	$24,720
Granted	14,553,811	1.14
Exercised	1,266	1.05
Cancelled	330,983	1.06
Outstanding at December 31, 2019	40,012,825	$1.08	8.78	$99,999
Granted	1,582,496	5.31
Exercised	8,716,423	1.13
Cancelled	349,674	1.31
Outstanding at December 31, 2020	32,529,224	$1.28	7.82	$454,668
Vested and exercisable as of December 31, 2020	30,868,124	$1.23	7.79	$433,198
The option activity above does not include the PSUs issued by the related party. The weighted-average grant date fair value of stock options issued for the years ended December 31, 2020, 2019 and 2018 were $6.92, $0.75 and $0.39, respectively.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. STOCK-BASED COMPENSATION EXPENSE (Continued)
There were 8,716,423 and 1,266 stock options exercised during the years ended December 31, 2020 and 2019, respectively, and the total intrinsic value of stock options exercised was $132.7 million during 2020. The total intrinsic value of stock options exercised in 2019 was immaterial. There were no stock options exercised during 2018. The fair value of stock options vested for the years ended December 31, 2020, 2019, and 2018 was $27.0 million, $4.3 million, and $4.0 million, respectively.
As a result of the Business Combination, vesting of certain stock options and performance-based options accelerated in accordance with terms of the related award agreements, resulting in additional stock-based compensation expense of $8.1 million in the second quarter of 2020.
Restricted Stock Units
In June 2020, in connection with the closing of the Business Combination, the Company granted time-based RSUs to several executive officers and directors of the Company. The RSUs have a vesting cliff of one year for directors and three years for executive officers after the grant date. Additionally, during 2020, the Company granted time-based RSUs to various employees that vest semi-annually over a three year period or cliff vest over a three or six month period. In addition, for certain technical engineering employees the awards cliff vest after a three year period or vest on the achievement of certain operational milestones. The following table summarizes 2020 RSU activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2019	—	$—
Granted	5,287,795	31.5
Released	194,306	43.3
Cancelled	66,958	24.9
Balance at December 31, 2020	5,026,531	$31.2

During the third quarter of 2020, the Company entered into a separation agreement with its former Executive Chairman which resulted in a modification of his time-based RSUs. Prior to the modification, the RSUs were not likely to vest and as a result $0.5 million of previously recorded stock-based compensation expense was reversed during 2020. Subsequent to modification, the RSUs were considered fully vested and the Company recorded stock-based compensation of $16.5 million during the third quarter of 2020.

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date.

Market Based RSUs

During 2020, in connection with the closing of the Business Combination, the Company granted market based restricted stock unit awards ("Market Based RSUs") to several executive officers of the Company. The Market Based RSUs contain a stock price index as a benchmark for vesting. These awards have three milestones that each vest depending upon a consecutive 20-trading day stock price target of the Company’s common stock. The shares vested are transferred to the award holders upon the completion of the requisite service period of three years, and upon achievement certification by the Company's board of directors. If the target price for the tranche is not achieved by the end of third anniversary of the grant date, the Market Based RSUs are forfeited.

The grant date fair value of the Market Based RSUs was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The following assumptions were used to determine the grant date fair value for these Market Based RSUs:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. STOCK-BASED COMPENSATION EXPENSE (Continued)

Year Ended December 31, 2020
Risk-free interest rate	0.2% - 0.3%
Expected volatility	70.0% - 85.0%

The total grant date fair value of the Market Based RSUs was determined to be $485.1 million and is recognized over the requisite service period.

During 2020, 4,859,000 Market Based RSUs originally issued to the Company's former Executive Chairman were cancelled as a part of the former Executive Chairman's separation agreement and $3.5 million of previously recorded stock-based compensation was reversed. The following table summarizes 2020 market-based RSU activity:

	Number of Market Based RSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2019	—	—
Granted	18,176,712	26.7
Released	—	—
Cancelled	4,859,000	28.5
Balance at December 31, 2020	13,317,712	26.0
Stock-Based Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the years ending December 31, 2020, 2019 and 2018, respectively:

	Years Ended December 31,
	2020	2019	2018
Research and development	$15,862	$653	$513
Selling, general, and administrative	122,129	4,205	3,330
Total stock-based compensation expense	$137,991	$4,858	$3,843

As of December 31, 2020, total unrecognized compensation expense and remaining weighted-average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted-average recognition period (years)
Options	$2,297	1.8
Market Based RSUs	283,035	2.5
RSUs	111,952	2.6
Total unrecognized compensation expense at December 31, 2020	$397,284

12. RETIREMENT SAVINGS PLAN
The Company sponsored a savings plan available to all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan amounts of their pre-tax salary subject to statutory limitations. The Company did not offer and has not provided a company match for the years ended December 31, 2020, 2019 and 2018.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
12. RETIREMENT SAVINGS PLAN (Continued)
Beginning in 2021, the Company will provide an employer matching contribution for the amount a participant contributes as salary deferrals up to 100% of the amount contributed for the first 1% of the participant’s plan compensation plus 50% for each additional 1% of compensation contributed between 1% and 6% of the participant’s plan compensation.
13. INCOME TAXES
A provision (benefit) for income taxes of $(1.0) million, $0.2 million and ($2.0) million has been recognized for the years ended December 31, 2020, 2019 and 2018, respectively, related primarily to changes in indefinite-lived intangible and goodwill deferred tax liabilities.
The components of the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	Years Ended December 31,
	2020	2019	2018
Current tax provision
Federal	$36	$—	$—
State	1	1	1
Total current tax provision	37	1	1
Deferred tax provision
Federal	(492)	43	(1,963)
State	(571)	107	(40)
Total deferred tax provision	(1,063)	150	(2,003)
Total income tax provision (benefit)	$(1,026)	$151	$(2,002)

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
	2020	2019	2018
Tax at statutory federal rate	$(80,922)	$(18,586)	$(13,922)
State tax, net of federal benefit	(14,052)	(4,649)	(2,419)
Stock-based compensation	(7,652)	556	161
Section 162(m) limitation	1,834	—	—
Research and development credits, net of uncertain tax position	(14,945)	(5,915)	—
Other	408	915	1
Change in valuation allowance	114,303	27,830	14,177
Total income tax provision (benefit)	$(1,026)	$151	$(2,002)

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
Deferred tax assets and liabilities as of December 31, 2020 and 2019 consisted of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Federal and state income tax credits	$21,279	$6,334
Net operating loss carryforward	132,471	41,444
Start-up costs capitalized	1,490	1,157
Stock-based compensation	8,260	1,816
Tenant allowance	—	3,075
Finance lease liability	3,718	—
Property and equipment, net	4,069	—
Accrued expenses and other	—	104
Total deferred tax assets	171,287	53,930
Valuation allowance	(162,496)	(47,672)
Deferred tax assets, net of valuation allowance	8,791	6,258
Deferred tax liabilities:
Intangible assets	(1,020)	(3,277)
Finance lease asset	(7,786)	—
Property and equipment	—	(4,053)
Other	7	—
Total deferred tax liabilities	(8,799)	(7,330)
Deferred tax liabilities, net	$(8)	$(1,072)

In accordance with ASC 740-10, the deferred tax assets are reduced by a valuation allowance if it is not more likely than not that some portion or all the deferred tax assets will be realized. The realization of deferred tax assets can be affected by, among other things, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, the Company's experience with utilizing operating losses and tax credit carryforwards by jurisdiction, and tax planning alternatives that may be available.
The Company performed an analysis of the reversal of the deferred tax liabilities, and then considered the overall business environment, and the outlook for future years. The Company determined that it is not more likely than not that the benefit from deferred tax assets net of the reversal of certain deferred tax liabilities will be realized. Accordingly, the Company recorded valuation allowances of $162.5 million, $47.7 million and $19.8 million at December 31, 2020, 2019 and 2018, respectively. The increase in the valuation allowance for the years ended December 31, 2020 and 2019 was primarily due to increase in net operating loss carryforwards and R&D credits.
At December 31, 2020, the Company had federal net operating loss carryforwards of $11.0 million that begin to expire in 2037 and $518.0 million that have an indefinite carryforward period. The Company has combined state net operating loss carryforwards of $546.8 million at December 31, 2020, that begin to expire in 2037. The Company conducted a change in ownership study as of December 31, 2020, and determined that net operating losses and credits will not expire due to ownership change rules under the Internal Revenue Code Sections 382 and 383. The Company had federal and state tax credits of

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
$19.1 million and $11.4 million, respectively, at December 31, 2020, which if unused will begin to expire in 2037 for federal and 2031 for state tax purposes.
The following table reflect changes in the unrecognized tax benefits:

	Years Ended December 31,
	2020	2019	2018
Gross amount of unrecognized tax benefits as of the beginning of the year	$432	$140	$140
Additions based on tax positions related to the current year	5,622	292	—
Additions based on tax position from prior years	1,338	—	—
Gross amount of unrecognized tax benefits as of the end of the year	$7,392	$432	$140
ASC Topic 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded.
As of December 31, 2020, 2019, and 2018, the Company had $7.4 million, $0.4 million, and $0.1 million, respectively, of gross unrecognized tax benefits, related to research and experimental tax credits. The Company does not expect a significant change to the amount of unrecognized tax benefits to occur within the next 12 months.
The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2020 or 2019, and has not recognized interest or penalties during the years ended December 31, 2020, 2019, and 2018, since there was no reduction in income taxes paid due to uncertain tax positions.
The Company files income tax returns in the United States, Arizona, California, Michigan, Tennessee and Utah. As of December 31, 2020, the earliest year subject to examination is 2017 for federal and state tax purposes. In addition, due to the Company's tax attribute carryforwards, tax authorities will continue to have the ability to adjust loss and tax credit carryforwards even after the statute expires on the year in which the attributes were originally claimed.
14. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2020.

Regulatory and Governmental Investigations and Related Internal Review

On September 10, 2020, Hindenburg Research LLC reported on certain aspects of the Company’s business and operations. The Company and its board of directors retained Kirkland & Ellis LLP to conduct an internal review in connection with the Hindenburg article (the “Internal Review”), and Kirkland & Ellis promptly contacted the Division of Enforcement of the U.S. Securities and Exchange Commission to make it aware of the commencement of the Internal Review. The Company subsequently learned that the staff of the Division of Enforcement had previously opened an investigation. On September 14, 2020, the Company and five of its officers and employees, including Mark Russell, our Chief Executive Officer, received subpoenas from the Staff of the Division of Enforcement as a part of a fact-finding inquiry related to aspects of the Company’s business as well as certain matters described in the Hindenburg article. The Staff of the Division of Enforcement issued additional subpoenas to another three of the Company’s officers and employees, including Kim Brady, the Company's Chief Financial Officer, on September 21, 2020 and to the Company’s current and former directors on September 30, 2020.

The Company and Mr. Milton also received grand jury subpoenas from the U.S. Attorney’s Office for the Southern District of New York (the “SDNY”) on September 19, 2020. On September 20, 2020, Mr. Milton offered to voluntarily step down from

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

his position as Executive Chairman, as a member of the Company’s board of directors, including all committees thereof, and from all positions as an employee and officer of the Company. The board accepted his resignation and appointed Stephen Girsky as Chairman of the board of directors. The Company subsequently has appointed three new board members, Steve Shindler, Bruce Smith and Mary Petrovich.

The Company also received a grand jury subpoena from the N.Y. County District Attorney’s Office on September 21, 2020. On October 16, 2020, the N.Y. County District Attorney’s Office agreed to defer its investigation; it has not withdrawn its subpoena issued to the Company, but has informed the Company that no further productions to it are necessary at this time.

On October 28, 2020, the Company received an information request from The Nasdaq Stock Market LLC, seeking an update on the status of the Staff of the Division of Enforcement and SDNY inquiries, which the Company provided.

The Company is committed to cooperating fully with the Staff of the Division of Enforcement and the SDNY investigations, which are ongoing. As such, the Company's counsel frequently engages with the Staff of the Division of Enforcement and the SDNY. Further, the Company has made voluminous productions of information and made witnesses available for interviews. The Company will continue to comply with the requests of the Staff of the Division of Enforcement and the SDNY and expect to make additional productions in the future. The documents and information requested in the subpoenas include materials concerning Mr. Milton’s and the Company’s statements regarding the Company’s business operations and the future of the Company.

As part of the Internal Review, which has been substantially completed, Kirkland & Ellis had full access to Company data, emails and documents for collection and review. No request by Kirkland & Ellis for information from the Company was denied. Kirkland & Ellis was also given access to data contained on personal devices for over three dozen of our employees. Kirkland & Ellis, including with the assistance of contract attorneys, reviewed relevant documents in the legal, investor relations, finance, and human resources areas as well as Company emails from January 1, 2016 through December 31, 2020, employee text messages, documents found in our data room and other corporate documents. The Internal Review also included targeted interviews of over thirty (30) Company personnel. Additionally, as part of the Internal Review, Kirkland & Ellis retained automotive experts ("Automotive Experts") at a well-known consulting firm to conduct an independent assessment of the current state of our technology development.

The Hindenburg article alleged that Mr. Milton or the Company made a number of statements, which it asserted were inaccurate, including but not limited to the following:

1.in July 2016, the Company stated that it owned rights to natural gas wells, and in August 2016 that the wells were used as a backup to solar hydrogen production;

2.in August 2016, Milton and the Company stated that the Company had engineered a zero emissions truck;

3.in December 2016, Milton stated that the Nikola One was a fully functioning vehicle;

4.that an October 2017 video released by the Company gave the impression the Nikola One was driven;

5.in April 2019, Milton stated that solar panels on the roof of the Company’s headquarters produce approximately 18 megawatts of energy per day;

6.in December 2019 and July 2020, Milton stated that the Company “can produce” over 1,000 kg of hydrogen at the Company’s demo stations and that the Company was “down below” $3/kg at that time;

7.in July 2020, Milton stated that “all major components are done in house”; he made similar statements in June 2020;

8.in July 2020, Milton stated that the inverter software was the most advanced in the world and that other OEMs had asked to use it; and

9.in July 2020, Milton stated that five trucks were “coming off the assembly line” in Ulm, Germany.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

The statements listed above were inaccurate in whole or in part, when made. In other respects, the Hindenburg article's statements about the Company were inaccurate. For example, the Automotive Experts determined that: (1) the Company's workforce is led by technical and engineering leads that have deep industry experience and expertise; (2) the Company's technological contributions and development are consistent with other OEMs at similar stages of development; and (3) the Company's maturity level is consistent with that of an emerging OEM. These findings are inconsistent with the main conclusion of the Hindenburg article that the Company was an "intricate" or "massive fraud".

In connection with its Internal Review, Kirkland & Ellis has not issued any conclusions, as of the date of this report, as to whether any statements that may have been inaccurate when made violated any statute. Analysis is ongoing to assess, among other matters, whether any such statements were intentional, material, not corrected by other public statements, or harmful to the Company's stockholders, either before or after our business combination and subsequent public listing in June 2020. Kirkland & Ellis further continues to assess the accuracy of other statements made by the Company, including in its current SEC filings.

The legal and other professional costs the Company incurred during fiscal year 2020 in connection with the Internal Review and disclosed elsewhere in this Report include approximately $8.1 million advanced for Mr. Milton’s attorneys’ fees under his indemnification agreement with the Company, of which $1.5 million was paid during the fiscal year 2020. The Company expects to incur additional costs associated with the Staff of the Division of Enforcement and the SDNY investigations and the Internal Review in fiscal year 2021, which will be expensed as incurred and which could be significant in the periods in which they are recorded.

The Company cannot predict the ultimate outcome of the Staff of the Division of Enforcement and the SDNY investigations, nor can it predict whether any other governmental authorities will initiate separate investigations. The outcome of the Staff of the Division of Enforcement and the SDNY investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the Staff of the Division of Enforcement and the SDNY investigations will be completed, the final outcome of the Staff of the Division of Enforcement and the SDNY investigations, what if any actions may be taken by the Staff of the Division of Enforcement, the SDNY or by other governmental agencies, or the effect that such actions may have on our business, prospects, operating results and financial condition, which could be material.

The Staff of the Division of Enforcement and the SDNY investigations, including any matters identified in the Internal Review, could also result in (1) third-party claims against the Company, which may include the assertion of claims for monetary damages, including but not limited to interest, fees, and expenses, (2) damage to the Company's business or reputation, (3) loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, including the possibility of certain of the Company's existing contracts being cancelled, (4) adverse consequences on the Company's ability to obtain or continue financing for current or future projects and/or (5) claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of the Company or its subsidiaries, any of which could have a material adverse effect on the Company's business, prospects, operating results and financial condition.

Further, to the extent that these investigations and any resulting third-party claims yield adverse results over time, such results could jeopardize the Company's operations and exhaust its cash reserves, and could cause stockholders to lose their entire investment.

Shareholder Securities Litigation

Beginning on September 15, 2020, six putative class action lawsuits were filed against the Company and certain of its current and former officers and directors, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in one case, violations of the Unfair Competition Law under California law (the “Shareholder Securities Litigation”). The complaints generally allege that the Company and certain of its officers and directors made false and/or misleading statements in press releases and public filings regarding the Company's business plan and prospects. The actions are: Borteanu v. Nikola Corporation, et al. (Case No. 2:20-cv-01797-JZB), filed by Daniel Borteanu in the United States District Court of the District of Arizona on September 15, 2020; Salem v. Nikola

104

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Corporation, et al. (Case No. 1:20-cv-04354), filed by Arab Salem in the United States District Court for the Eastern District of New York on September 16, 2020; Wojichowski v. Nikola Corporation, et al. (Case No. 2:20-cv-01819-DLR), filed by John Wojichowski in the United States District Court for the District of Arizona on September 17, 2020; Malo v. Nikola Corporation, et al. (Case No. 5:20-cv-02168), filed by Douglas Malo in the United States District Court for the Central District of California on October 16, 2020; and Holzmacher, et al. v. Nikola Corporation, et al. (Case No. 2:20-cv-2123-JJT), filed by Albert Holzmacher, Michael Wood and Tate Wood in the United States District Court for the District of Arizona on November 3, 2020, and Eves v. Nikola Corporation, et al. (Case No. 2:20-cv-02168-DLR), filed by William Eves in the United States District Court for the District of Arizona on November 10, 2020. In October 2020, stipulations by and among the parties to extend the time for the defendants to respond to the complaints until a lead plaintiff, lead counsel, and an operative complaint are identified were entered as orders in certain of the filed actions. On November 16, 2020 and December 8, 2020 respectively, orders in the Malo and Salem actions were entered to transfer the actions to the United States District Court for the District of Arizona.

On November 16, 2020, ten motions both to consolidate the pending securities actions and to be appointed as lead plaintiff were filed by putative class members. On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 23, 2020, a motion for reconsideration of the Court’s order appointing the Lead Plaintiff was filed. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. Both the motion for reconsideration and mandamus petition remain pending.

On January 28, 2021, the district court entered a scheduling order in the consolidated lawsuit. The Lead Plaintiff’s Amended Consolidated Complaint is due March 15, 2021, the Company’s responsive pleading is due April 29, 2021, the Lead Plaintiff’s opposition to a motion to dismiss, should one be filed by the defendants, is due June 1, 2021, and the defendants’ reply is due July 1, 2021.

Plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. The Company intends to vigorously defend itself. The Company is unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material.

Derivative Litigation

Beginning on September 23, 2020, two purported shareholder derivative actions were filed in the United States District Court for the District of Delaware (Byun v. Milton, et al., Case No. 1:20-cv-01277-UNA; Salguocar v. Girsky et. al., Case No. 1:20-cv-01404-UNA), purportedly on behalf of the Company, against certain of the Company's current and former directors alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, and gross mismanagement. The Byun action also brings claims for unjust enrichment and abuse of control, while the Salguocar action brings a claim for waste of corporate assets. On October 19, 2020, the Byun action was stayed until 30 days after the earlier of (a) the Shareholder Securities Litigation being dismissed in their entirety with prejudice; (b) defendants filing an answer to any complaint in the Shareholder Securities Litigation; or (c) a joint request by plaintiff and defendants to lift the stay. On November 17, 2020, the Byun and Salguocar actions were consolidated as In re Nikola Corporation Derivative Litigation, Lead Case No. 20-cv-01277-CFC. The consolidated action remains stayed.

On December 18, 2020, a purported shareholder derivative action was filed in the United States District Court for the District of Arizona, Huhn v. Milton et al., Case No. 2:20-cv-02437-DWL, purportedly on behalf of the Company, against certain of the Company’s current and former directors alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, unjust enrichment, and against defendant Jeff Ubben, a member of the Company’s board of directors, insider selling and misappropriation of information. On January 26, 2021, the Huhn action was stayed until 30 days after the earlier of (a) the Shareholder Securities Litigation being dismissed in its entirety with prejudice; (b) defendants filing an answer to any complaint in the Shareholder Securities Litigation; or (c) a joint request by plaintiff and defendants to lift the stay.

The complaints seek unspecified monetary damages, costs and fees associated with bringing the actions, and reform of the Company's corporate governance, risk management and operating practices. The Company intends to vigorously defend against the foregoing complaints. The Company is unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material.

105

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Books and Record Demands Pursuant to Delaware General Corporation Law Section 220

The Company has received a number of demand letters pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”), seeking disclosure of certain of the Company’s records. The Company has responded to those demands, stating its belief that the demand letters fail to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights of the defendants, the Company has engaged in negotiations with the shareholders, and intends to provide certain information that the Company had reasonably available to it.

On January 15, 2021, Plaintiff Frances Gatto filed a complaint in Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the DGCL. On January 26, 2021, Plaintiff’s counsel and the Company filed a joint letter, notifying the Court that the parties are engaged in dialogue regarding Plaintiff’s demand, and the Company need not answer or otherwise respond to the complaint at this time. The parties have agreed to update the Court within 60 days, or if the parties cannot reach a consensual resolution.

Purchase Commitments

The Company enters into commitments under non-cancellable or partially cancellable purchase orders or vendor agreements in the normal course of business. The following table presents the Company's commitments and contractual obligations as of December 31, 2020:

	Payments due by period as of December 31, 2020
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Purchase Obligations	$31,161	$21,758	$9,403	$—	$—
	$31,161	$21,758	$9,403	$—	$—

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

Contingent Fee for Advisory Services

106

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

In January 2020, the Company entered into an agreement to obtain advisory services for the potential Business Combination. The fee for the services was contingent upon completion of the Business Combination, which occurred on June 3, 2020. The contingent fee of $3.0 million was paid during the second quarter of 2020.

15. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2020, 2019, and 2018.

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(384,314)	$(88,656)	$(64,293)
Less: Premium on repurchase of redeemable convertible preferred stock	(13,407)	(16,816)	(166)
Net loss attributable to common stockholder, basic and diluted	$(397,721)	$(105,472)	$(64,459)
Denominator:
Weighted average shares outstanding, basic and diluted	335,325,271	262,528,769	226,465,041
Net loss per share to common stockholder, basic and diluted	$(1.19)	$(0.40)	$(0.28)

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

	Years Ended December 31,
	2020	2019	2018
Stock options, including performance stock options	32,529,224	40,012,825	25,791,263
Warrants	760,915	—	—
Restricted stock units, including Market Based RSUs	18,344,243	—	—
	51,634,382	40,012,825	25,791,263

16. SUBSEQUENT EVENTS
During the first quarter of 2021, the Company repaid its term note with JP Morgan Chase for $4.1 million.

107

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables sets forth the unaudited consolidated statements of operations for each of the fiscal quarters in 2020 and 2019.

	Fiscal Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Solar revenues	—	—	36	58	49	296	13	124
Cost of solar revenues	—	—	30	43	44	141	24	62
Gross profit	—	—	6	15	5	155	(11)	62
Operating Expenses:
Research and development	67,521	51,496	42,525	24,077	22,781	9,482	11,854	23,397
Selling, general and administrative	64,903	65,782	44,104	7,935	5,154	3,693	5,344	6,501
Impairment expense	14,415	—	—	—	—	—	—	—
Total operating expenses	146,839	117,278	86,629	32,012	27,935	13,175	17,198	29,898
Loss from operations	(146,839)	(117,278)	(86,623)	(31,997)	(27,930)	(13,020)	(17,209)	(29,836)
Other income (expense):
Interest income (expense), net	(53)	171	22	62	374	411	338	333
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	—	—	—	—	(2,844)	98	(593)
Loss forward contract liability	—	—	—	(1,324)	—	—	—	—
Other income (expense), net	(597)	(340)	(23)	114	1,278	85	9	1
Loss before income taxes and equity in net loss of affiliate	(147,489)	(117,447)	(86,624)	(33,145)	(26,278)	(15,368)	(16,764)	(30,095)
Income tax expense (benefit)	(1,030)	2	1	1	1	146	2	2
Loss before equity in net loss of affiliate	(146,459)	(117,449)	(86,625)	(33,146)	(26,279)	(15,514)	(16,766)	(30,097)
Equity in net loss of affiliate	(637)	—	—	—	—	—	—	—
Net loss	(147,096)	(117,449)	(86,625)	(33,146)	(26,279)	(15,514)	(16,766)	(30,097)
Premium paid on repurchase of redeemable convertible preferred stock	—	—	(13,407)	—	(16,816)	—	—	—
Net loss attributable to common stockholders, basic and diluted	(147,096)	(117,449)	(100,032)	(33,146)	(43,095)	(15,514)	(16,766)	(30,097)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.31)	$(0.33)	$(0.12)	$(0.16)	$(0.06)	$(0.06)	$(0.12)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	385,983,645	377,660,477	303,785,616	271,896,258	268,698,455	260,534,724	260,406,343	260,406,343
Figures may not total due to rounding of quarterly periods

As an emerging growth company, the Company elected to take advantage of the extended transition provisions for adoption of ASC 842. As a result, quarterly financial results previously reported by the Company in its unaudited consolidated statement of operations for each of the first three quarterly periods of 2020, were not required to reflect the adoption of ASC 842. These periods were therefore presented using a different basis of accounting than the basis used to prepare the consolidated financial statements for the fiscal year 2020 annual and unaudited quarterly reporting periods presented in this Form 10-K, which reflect the impact of ASC 842, adopted as of January 1, 2020.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed a Business Combination on June 3, 2020 pursuant to which we acquired Legacy Nikola and its subsidiaries. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item of Form 10-K will be included in our Proxy Statement (the "Proxy Statement") to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1.Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”
2.Financial Statement Schedules: No schedules are required
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report

Exhibit No.	Description
2.1+
Business Combination Agreement by and among VectoIQ Acquisition Corp., VCTIQ Merger Sub Corp., and Nikola Corporation, dated March 2, 2020 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2020).

3.1
Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239185) (as amended, the “Resale S-1”)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 8, 2020 (the “Super 8-K”)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Super 8-K).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Super 8-K).
4.3
Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated May 15, 2018 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2018).

4.4
Registration Rights and Lock-Up Agreement by and among VectoIQ Acquisition Corp. and certain stockholders of VectoIQ Acquisition Corp., dated June 3, 2020 (incorporated by reference to Exhibit 4.4 to the Resale S-1).

4.5
Amendment No. 1 to Registration Rights and Lock-Up Agreement by and among VectoIQ Acquisition Corp. and certain stockholders of VectoIQ Acquisition Corp., dated July 17, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2020).

4.6	Form of Lock-Up Agreement by and between the Registrant and certain stockholders, dated June 3, 2020 (incorporated by reference to Exhibit 4.5 to the Super 8-K).
4.7	Lock-Up Agreement by and between the Registrant and WI Ventures LLC, dated June 3, 2020 (incorporated by reference to Exhibit 4.6 to the Super 8-K).
4.8	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Form of Subscription Agreement by and between the Registrant and certain purchasers, dated March 2, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 3, 2020).

10.2
Form of Subscription Agreement by and between the Registrant and entities affiliated with Fidelity Management & Research Company, dated June 3, 2020 (incorporated by reference to Exhibit 10.2 to the Super 8-K).

10.3#	Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.3 to the Super 8-K).
10.4#	Nikola Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Super 8-K).
10.5#
Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement under the Nikola Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-237179) (as amended, the “S-4”)).

10.6#	Nikola Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Super 8-K).
10.7#	Employment Agreement by and between Nikola Corporation and Trevor R. Milton, dated July 13, 2016 (incorporated by reference to Exhibit 10.7 to the S-4).
10.8#	Offer Letter from Nikola Corporation to Mark A. Russell, dated February 8, 2019 (incorporated by reference to Exhibit 10.8 to the S-4).
10.9#	Offer Letter from Nikola Corporation to Kim J. Brady, dated October 17, 2017 (incorporated by reference to Exhibit 10.9 to the S-4).
10.10#	Offer Letter from Nikola Corporation to Joseph R. Pike, dated January 1, 2018 (incorporated by reference to Exhibit 10.10 to the S-4).
10.11#	Offer Letter from Nikola Corporation to Britton M. Worthen, dated March 26, 2019 (incorporated by reference to Exhibit 10.11 to the S-4).

Exhibit No.	Description
10.12#	Executive Employment Agreement by and between the Registrant and Trevor R. Milton, dated June 3, 2020 (incorporated by reference to Exhibit 10.12 to the Super 8-K).
10.13#	Executive Employment Agreement by and between the Registrant and Mark A. Russell, dated June 3, 2020 (incorporated by reference to Exhibit 10.13 to the Super 8-K).
10.14#	Executive Employment Agreement by and between the Registrant and Kim J. Brady, dated June 3, 2020 (incorporated by reference to Exhibit 10.14 to the Super 8-K).
10.15#	Executive Employment Agreement by and between the Registrant and Joseph R. Pike, dated June 3, 2020 (incorporated by reference to Exhibit 10.15 to the Super 8-K).
10.16#	Executive Employment Agreement by and between the Registrant and Britton M. Worthen, dated June 3, 2020 (incorporated by reference to Exhibit 10.16 to the Super 8-K).
10.17#	Nikola Corporation 2017 Stock Option Plan, dated July 10, 2017 (incorporated by reference to Exhibit 10.6 to the S-4).
10.18#	Founder Stock Option Plan, dated November 9, 2018 (incorporated by reference to Exhibit 10.5 to the S-4).
10.19	Redemption Agreement by and between the Registrant and M&M Residual, LLC, dated June 3, 2020 (incorporated by reference to Exhibit 10.18 to the Super 8-K).
10.20	Lease Agreement by and between DARED 90 LLC and Nikola Corporation, dated February 13, 2018 (incorporated by reference to Exhibit 10.12 to the S-4).
10.21*
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

10.22*
Amended and Restated European Alliance Agreement by and between Nikola Corporation, Iveco S.p.A., and solely with respect to Sections 9.5 and 16.18, CNH Industrial N.V., dated February 28, 2020 (incorporated by reference to Exhibit 10.14 to the S-4).

10.23*	Commercial Letter by and among VectoIQ Acquisition Corp., Nikola Corporation and Nimbus Holdings LLC, dated March 2, 2020 (incorporated by reference to Exhibit 10.15 to Form S-4).
10.24*	Master Agreement by and between Anheuser-Busch, LLC and Nikola Corporation (formerly Nikola Motor Company, LLC), dated February 22, 2018 (incorporated by reference to Exhibit 10.16 to the S-4).
10.25	Commercial Framework Agreement by and between Nikola Corporation and Green Nikola Holdings LLC, dated November 9, 2018 (incorporated by reference to Exhibit 10.17 to the S-4).
10.26*	Supply Agreement by and between Nel ASA and Nikola Corporation (formerly Nikola Motor Company, LLC), dated June 28, 2018 (incorporated by reference to Exhibit 10.18 to the S-4).
10.27*	European Supply Agreement by and among Nikola Iveco Europe B.V., IVECO S.p.A. and Nikola Corporation, dated April 9, 2020 (incorporated by reference to Exhibit 10.23 to the S-4).
10.28*
North American Supply Agreement by and among Nikola Iveco Europe B.V., Nikola Corporation, and solely with respect to Sections 2, 4.2, 4.8 and 6.2.2, Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.24 to the S-4).

10.29*	Technical Assistance Service Agreement by and between Nikola Corporation and Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.25 to the S-4).
10.30*	S-Way Platform and Product Sharing Contract by and between Nikola Corporation and Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.26 to Form S-4).
10.31*
Nikola Technology License Agreement by and among Nikola Iveco Europe B.V., Nikola Corporation, and solely with respect to Sections 4.3, 4.4, 4.5 and 4.6, Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.27 to the S-4).

10.32#
Iveco Technology License Agreement by and among Nikola Iveco Europe B.V., Iveco S.p.A., and solely with respect to Sections 4.3, 4.4, 4.5, and 4.6, Nikola Corporation, dated April 9, 2020 (incorporated by reference to Exhibit 10.28 to the S-4).

10.33#	Agreement by and between the Registrant and Trevor R. Milton, dated September 20, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2020).
10.34#	Executive Employment Agreement by and between the Registrant and Pablo M. Koziner, dated December 22, 2020.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page hereof).

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).
__________________________
+    The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Indicates management contract or compensatory plan or arrangement.
*    Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
^    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.
Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKOLA CORPORATION

Date: February 25, 2021	By:	/s/ Mark A. Russell
Mark A. Russell
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark A. Russell and Kim J. Brady, and each of them, his or her true and lawful attorneys‑in‑fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark A. Russell	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Mark A. Russell

/s/ Kim J. Brady	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
Kim J. Brady

/s/ Stephen J. Girsky	Director	February 25, 2021
Stephen J. Girsky

/s/ Soo Yean (Sophia) Jin	Director	February 25, 2021
Soo Yean (Sophia) Jin

/s/ Mary L. Petrovich	Director	February 25, 2021
Mary L. Petrovich

/s/ Michael L. Mansuetti	Director	February 25, 2021
Michael L. Mansuetti

/s/ Gerrit A. Marx	Director	February 25, 2021
Gerrit A. Marx

/s/ Steven M. Shindler	Director	February 25, 2021
Steven M. Shindler

/s/ Bruce L. Smith	Director	February 25, 2021
Bruce L. Smith

/s/ DeWitt C. Thompson, V	Director	February 25, 2021
DeWitt C. Thompson, V

/s/ Jeffrey W. Ubben	Director	February 25, 2021
Jeffrey W. Ubben