Form 10-K/A
period 2020-12-31
Nikola Corp
filed 2021-05-06
CIK 1731289

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of Nikola Corporation (the “Company”) for the year ended December 31, 2020 (the “Original Form 10-K”), filed on February 25, 2021, with the Securities and Exchange Commission (the “SEC”). On May 4, 2021, the Company filed a Current Report on Form 8-K with the SEC disclosing the determination by the board of directors, based on the recommendation of and after consultation with the audit committee of the Board of Directors and management, that, as a result of the re-evaluation described below, the Company will restate previously issued consolidated financial statements and related disclosures as of and for the year ended December 31, 2020. Refer to Note 1, Restatement of Consolidated Financial Statements, of Notes to Consolidated Financial Statements of this Amended Annual Report for additional information. The relevant unaudited interim financial information for each of the quarterly periods ended June 30, 2020, September 30, 2020 and December 31, 2020 is also being restated. The impact of such restatements is included herein. Refer to Note 17, Quarterly Financial Data (Unaudited), of Notes to Consolidated Financial Statements of this Amended Annual Report.

On April 12, 2021, the SEC Staff released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs") (the "SEC Staff Statement"). The SEC Staff Statement highlighted potential accounting implications of certain terms that are common in warrants issued in connection with initial public offerings of SPACs. The SEC Staff Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period.

After considering the SEC Staff Statement, the Company re-evaluated its historical accounting for its warrants and determined the need to change the accounting treatment of the private warrants issued in connection with the initial public offering of VectoIQ Acquisition Corp (“VectoIQ”) and recorded in the Company’s consolidated financial statements as a result of the Company’s merger with VectoIQ, and the reverse recapitalization that occurred on June 3, 2020. The Company's private warrants were previously recorded as equity. Based on management’s evaluation, the audit committee of the board of directors, in consultation with management, determined that the Company’s private warrants should have been classified as liabilities measured at fair value on the closing date of the merger with VectoIQ, with subsequent changes in fair value reported in the Company's consolidated statements of operations each reporting period.

A summary of the accounting impact of this adjustment to the Company’s consolidated financial statements as of and for the year ended December 31, 2020 is provided in Note 1, Restatement of Consolidated Financial Statements, of Notes to Consolidated Financial Statements of this Amended Annual Report.

This Amended Annual Report also amends and restates the Company’s Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the Original Form 10-K as appropriate to reflect the restatement and revision of the relevant periods. In addition, this Amended Annual Report amends Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III to include the information required pursuant to those items. The items amended in the Original Form 10-K are listed under “Items Amended by this Filing” below. Other than the “Items Amended by this Filing,” disclosures in the Original Form 10-K remain unchanged. However, for the convenience of the reader, this Amended Annual Report restates in its entirety, as amended, the Company’s Original Form 10-K. The Company has not modified or updated disclosures presented in the Original Form 10-K, except as required to reflect the effects of the restatement and the inclusion of the Part III information. Accordingly, this Amended Annual Report does not reflect events occurring after the filing of the Original Form 10-K other than as described herein and no attempt has been made in this Amended Annual Report to modify or update other disclosures as presented in the Original Form 10-K, except as specifically referenced herein. Accordingly, this Amended Annual Report should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

In accordance with applicable rules of the SEC, the Company is also including with this Amended Annual Report currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1 and 32.2).

As a result of the restatement, the Company has concluded there was a material weakness in the Company's internal control over financial reporting as of December 31, 2020 and its disclosure controls and procedures were not effective for each of the quarterly periods ended June 30, 2020, September 30, 2020 and December 31, 2020. See additional discussion included in Part II, Item 9A of this Amended Annual Report.

Items Amended by this Filing

The following items included in the Original Form 10-K are amended by this Amendment:
•Part I - Item 1A. Risk Factors.
•Part II - Item 6. Selected Financial Data.
•Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Part II - Item 8. Financial Statements and Supplementary Data.
•Part II - Item 9A. Controls and Procedures.
•Part III - Item 10. Directors, Executive Officers and Corporate Governance.
•Part III - Item 11. Executive Compensation.
•Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
•Part III - Item 13. Certain Relationships and Related Transactions, and Director Independence.
•Part III - Item 14. Principal Accountant Fees and Services.
•Part IV - Item 15. Exhibit and Financial Statement Schedules.

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
•We expect to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.
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

We incurred net losses of $370.9 million and $88.7 million for the years ended December 31, 2020 and 2019, respectively, and have incurred net losses of approximately $560.2 million from Legacy Nikola's inception through December 31, 2020. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our trucks, which is not expected to begin at least until 2022 for our BEV truck and the second half of 2023 for our FCEV truck, and may occur later. Even if we are able to successfully develop and sell or lease our trucks, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.

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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective which, if not remediated, may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the restatement as discussed in Note 1, Restatement of Consolidated Financial Statements of Notes to Consolidated Financial Statements of this Amended Annual Report, management has concluded there was a material weakness in our internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As described in “Item 9A. Controls and Procedures,” management identified a material weakness in our controls over the accounting for the private warrants issued in connection with the initial public offering of VectoIQ and recorded to our consolidated financial statements as a result of the Business Combination that occurred on June 3, 2020. Our controls to evaluate the accounting for complex financial instruments, such as for warrants issued by VectoIQ, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in a material error in our accounting for the private warrants recorded as part of the Business Combination and a restatement of our previously issued financial statements more fully described in Note 1, Restatement of Consolidated Financial Statements, to the Notes to Consolidated Financial Statements set forth herein. Management now concludes that, as of December 31, 2020, our internal control over financial reporting and our disclosure controls and procedures were not effective.

To remediate the material weakness in our internal control over financial reporting, management implemented additional review procedures, and additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP.

Although our remediation plan has been implemented and is expected to be completed as of the filing date of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, the material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary. In addition, there can be no assurance that additional material weaknesses will not be identified in the future. If we are unsuccessful in remediating our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, liquidity, financial condition, ability to access the capital markets, perceptions of our creditworthiness, and stock price could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws or stock market listing requirements.

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
Item 6. Selected Financial Data

The following selected consolidated financial information set forth below should be read in conjunction with the section entitled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K/A.

The selected consolidated financial information for the years ended December 31, 2020, 2019 and 2018, and the selected consolidated balance sheet as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K/A. The selected consolidated financial information for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet as of December 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K/A. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended December 31,
	2020 (As Restated)	2019	2018	2017	2016
	(in thousands)
Statement of Operations Data:
Total solar revenue	95	482	173	486	1,505
Total costs and expenses	382,830	88,477	70,662	17,768	11,603
Loss from operations	(382,735)	(87,995)	(70,489)	(17,282)	(10,098)
Other income (expense):
Interest income (expense), net	202	1,456	686	(814)	(431)
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	(3,339)	3,502	(975)	(1,878)
Loss on forward contract liability	(1,324)	—	—	—	—
Revaluation of warrant liability	13,448	—	—	—	—
Other income (expense), net	(846)	1,373	6	(59)	10
Loss from operations before income taxes	(371,255)	(88,505)	(66,295)	(19,130)	(12,397)
Income tax expense (benefit)	(1,026)	151	(2,002)	(1,574)	—
Equity in net loss of affiliate	(637)	—	—	—	—
Net loss	(370,866)	(88,656)	(64,293)	(17,556)	(12,397)
Premium paid on repurchase of redeemable convertible preferred stock	(13,407)	(16,816)	(166)	—	—
Net loss attributable to common stockholders, basic and diluted	(384,273)	(105,472)	(64,459)	(17,556)	(12,397)

	As of December 31,
	2020 (As Restated)	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	840,913	85,688	160,653	31,653	2,119
Working capital	844,644	74,343	152,509	26,840	(1,109)
Total assets	1,053,713	229,430	221,633	53,787	3,467
Total liabilities	73,572	33,922	35,393	11,932	5,281
Total stockholders' equity	980,141	195,508	186,240	41,856	(1,814)

	Years Ended December 31,
	2020 (As Restated)	2019	2018	2017	2016
	(in thousands)
Statement of Cash Flows Data:
Net cash used in operating activities	(150,533)	(80,627)	(54,019)	(13,576)	(8,595)
Net cash used in investing activities	(31,141)	(39,302)	(15,410)	(2,482)	(667)
Net cash provided by financing activities	941,120	35,805	211,732	45,592	11,371

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K/A.
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
Revaluation of Warrant Liability
The revaluation of warrant liability includes net gains and losses from the remeasurement of the warrant liability. Warrants recorded as liabilities are recorded at their fair value and remeasured at each reporting period.
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

Results of Operations
Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019
The following table sets forth our historical operating results for the periods indicated:

	Years Ended December 31,
	2020 (As Restated)	2019	$ Change	% Change
	( in thousands, except share and per share data)
Solar revenues	$95	$482	$(387)	NM
Cost of solar revenues	72	271	(199)	NM
Gross profit	23	211	(188)	NM
Operating expenses:
Research and development	185,619	67,514	118,105	175%
Selling, general, and administrative	182,724	20,692	162,032	783%
Impairment expense	14,415	—	14,415	NM
Total operating expenses	382,758	88,206	294,552	334%
Loss from operations	(382,735)	(87,995)	(294,740)	335%
Other income (expense):
Interest income, net	202	1,456	(1,254)	(86)%
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	(3,339)	3,339	NM
Loss on forward contract liability	(1,324)	—	(1,324)	NM
Revaluation of warrant liability	13,448	—	13,448	NM
Other income (expense), net	(846)	1,373	(2,219)	(162)%
Loss before income taxes and equity in net loss of affiliate	(371,255)	(88,505)	(282,750)	319%
Income tax expense (benefit)	(1,026)	151	(1,177)	NM
Loss before equity in net loss of affiliate	(370,229)	(88,656)	(281,573)	318%
Equity in net loss of affiliate	(637)	—	(637)	NM
Net loss	(370,866)	(88,656)	(282,210)	318%
Premium paid on repurchase of redeemable convertible preferred stock	(13,407)	(16,816)	3,409	(20)%
Net loss attributable to common stockholders	$(384,273)	$(105,472)	$(278,801)	264%

Net loss per share attributable to common stockholders:
Basic	$(1.15)	$(0.40)	$(0.75)	NM
Diluted	$(1.18)	$(0.40)	$(0.78)	NM
Weighted average shared used to compute net loss per share attributable to common stockholders:
Basic	335,325,271	262,528,769	72,796,502	NM
Diluted	335,831,033	262,528,769	73,302,264	NM

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
Revaluation of Warrant Liability
The revaluation of warrant liability represents a net remeasurement gain of $13.4 million resulting from the change in fair value of our warrant liability. The remeasurement gain includes a $12.4 million gain for the change in fair value of our warrant liability for warrants not yet exercised as of December 31, 2020, and a $1.0 million remeasurement gain for warrants exercised during 2020.
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

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018
The following table sets forth our historical operating results for the periods indicated:

	Years Ended December 31,
	2019	2018	$ Change	% Change
	( in thousands, except share and per share data)
Solar revenues	$482	$173	$309	NM
Cost of solar revenues	271	50	221	NM
Gross profit	211	123	88	NM
Operating expenses:
Research and development	67,514	58,374	9,140	16%
Selling, general, and administrative	20,692	12,238	8,454	69%
Total operating expenses	88,206	70,612	17,594	25%
Loss from operations	(87,995)	(70,489)	(17,506)	25%
Other income (expense):
Interest income, net	1,456	686	770	112%
Revaluation of Series A redeemable convertible preferred stock warrant liability	(3,339)	3,502	(6,841)	NM
Other income, net	1,373	6	1,367	NM
Loss before income taxes and equity in net loss of affiliate	(88,505)	(66,295)	(22,210)	34%
Income tax expense (benefit)	151	(2,002)	2,153	NM
Loss before equity in net loss of affiliate	(88,656)	(64,293)	(24,363)	38%
Equity in net loss of affiliate	—	—	—	NM
Net loss	(88,656)	(64,293)	(24,363)	38%
Premium paid on repurchase of redeemable convertible preferred stock	(16,816)	(166)	(16,650)	NM
Net loss attributable to common stockholders, basic and diluted	$(105,472)	$(64,459)	$(41,013)	64%
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.28)	$(0.12)	NM
Weighted average shared used to compute net loss per share attributable to common stockholders, basic and diluted	262,528,769	226,465,041	36,063,728	NM

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended December 31,		Years Ended December 31,
	2020 (As Restated)	2019	2020 (As Restated)	2019	2018
	(in thousands)
Net loss	$(142,236)	$(26,279)	$(370,866)	$(88,656)	$(64,293)
Interest (income) expense, net	53	(374)	(202)	(1,456)	(686)
Income tax expense (benefit)	(1,030)	1	(1,026)	151	(2,002)
Depreciation and amortization	1,753	1,219	6,008	2,323	625
EBITDA	(141,460)	(25,433)	(366,086)	(87,638)	(66,356)
Stock-based compensation	46,255	1,086	137,991	4,858	3,843
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	—	—	3,339	(3,502)
Loss on forward contract liability	—	—	1,324	—	—
Revaluation of warrant liability	(4,860)	—	(13,448)	—	—
Equity in net loss of affiliate	637	—	637	—	—
Regulatory and legal matters(1)	19,510	—	24,683	—	—
Impairment expense	14,415	—	14,415	—	—
Adjusted EBITDA	$(65,503)	$(24,347)	$(200,484)	$(79,441)	$(66,015)

(1) Regulatory and legal matters include legal, advisory and other professional service fees incurred in connection with the short-seller analyst article from September 2020, and investigations and litigation related thereto.

EBITDA and Adjusted EBITDA (As Restated)

The following table reconciles net loss to EBITDA and Adjusted EBITDA (as restated) for the three and six months ended June 30, 2020 and for the three and nine months ended September 30, 2020.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(As Restated)
Net loss	$(115,782)	$(148,928)	$(79,704)	$(228,632)
Interest (income) expense, net	(22)	(84)	(171)	(255)
Income tax expense (benefit)	1	2	2	4
Depreciation and amortization	1,518	2,926	1,498	4,424
EBITDA	$(114,285)	$(146,084)	$(78,375)	$(224,459)
Stock based compensation	38,227	39,540	52,196	91,736
Loss on forward contract liability	—	1,324	—	1,324
Revaluation of warrant liability	29,157	29,157	(37,745)	(8,588)
Regulatory and legal matters (1)	—	—	5,173	5,173
Adjusted EBITDA	$(46,901)	$(76,063)	$(58,751)	$(134,814)

(1) Regulatory and legal matters include legal, advisory and other professional service fees incurred in connection with the short-seller analyst article from September 2020, and investigations and litigation related thereto.

Non-GAAP Net Loss and Non-GAAP Net Loss Per Share, Basic and Diluted

Non-GAAP net loss and non-GAAP net loss per share, basic and diluted are presented as supplemental measures of our performance. Non-GAAP net loss is defined as net loss attributable to common stockholders, basic and diluted adjusted for stock compensation expense and other items determined by management. Non-GAAP net loss per share, basic, is defined as non-GAAP net loss divided by weighted average shares outstanding, basic. Non-GAAP net loss per share, diluted, is defined as non-GAAP net loss divided by weighted average shares outstanding, diluted, which has been adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the warrants.

The following table reconciles net loss and net loss per share to non-GAAP net loss and non-GAAP net loss per share for the periods indicated:

	Three Months Ended December 31,		Years Ended December 31,
	2020 (As Restated)	2019	2020 (As Restated)	2019	2018
	(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(142,236)	$(43,095)	$(384,273)	$(105,472)	$(64,459)
Stock-based compensation	46,255	1,086	137,991	4,858	3,843
Premium paid on repurchase of redeemable convertible preferred stock	—	16,816	13,407	16,816	166
Regulatory and legal matters(1)	19,510	—	24,683	—	—
Impairment expense	14,415	—	14,415	—	—
Revaluation of warrant liability	(4,860)	—	(13,448)	—	—
Non-GAAP net loss	$(66,916)	$(25,193)	$(207,225)	$(83,798)	$(60,450)
Non-GAAP net loss per share:
Basic	$(0.17)	$(0.09)	$(0.62)	$(0.32)	$(0.27)
Diluted	$(0.17)	$(0.09)	$(0.62)	$(0.32)	$(0.27)
Weighted average shares outstanding:
Basic	385,983,645	268,698,455	335,325,271	262,528,769	226,465,041
Diluted	386,323,048	268,698,455	335,831,033	262,528,769	226,465,041

(1) Regulatory and legal matters include legal, advisory and other professional service fees incurred in connection with the short-seller analyst article from September 2020, and investigations and litigation related thereto.

Non-GAAP Net Loss and Non-GAAP Net Loss Per Share, Basic and Diluted (As restated)

Non-GAAP net loss and non-GAAP net loss per share, basic and diluted are presented as supplemental measures of our performance. Non-GAAP net loss is defined as net loss attributable to common stockholders, basic and diluted adjusted for stock compensation expense and other items determined by management. Non-GAAP net loss per share, basic, is defined as non-GAAP net loss divided by weighted average shares outstanding, basic. Non-GAAP net loss per share, diluted, is defined as non-GAAP net loss divided by weighted average shares outstanding, diluted, which has been adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the warrants.

The following table reconciles net loss and net loss per share to non-GAAP net loss and non-GAAP net loss per share for the three and six months ended June 30, 2020 and for the three and nine months ended September 30, 2020.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(As Restated)
Net loss attributable to common shareholders	$(129,189)	$(162,335)	$(79,704)	$(242,039)
Stock-based compensation	38,227	39,540	52,196	91,736
Premium paid on repurchase of redeemable convertible preferred stock	13,407	13,407	—	13,407
Regulatory and legal matters(1)	—	—	5,173	5,173
Revaluation of warrant liability	29,157	29,157	(37,745)	(8,588)
Non-GAAP net loss	$(48,398)	$(80,231)	$(60,080)	$(140,311)
Non-GAAP net loss per share:
Basic	$(0.16)	$(0.28)	$(0.16)	$(0.44)
Diluted	$(0.16)	$(0.28)	$(0.16)	$(0.44)
Weighted average shares outstanding
Basic	303,785,616	287,822,558	377,660,477	318,315,891
Diluted	303,785,616	287,822,558	378,286,678	318,976,447

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

Short-Term Liquidity Requirements
As of the date of this Annual Report on Form 10-K/A, we have yet to generate revenue from our core business operations. As of December 31, 2020, our current assets were $896.9 million consisting primarily of cash and restricted cash of $845.3 million, and our current liabilities were $52.3 million primarily comprised of accounts payable, accrued expenses, and a $4.1 million term note.
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
Net cash used in operating activities was $150.5 million for the year ended December 31, 2020. The most significant component of our cash used during this period was a net loss of $370.9 million, which included non-cash expenses of $138.0 million related to stock-based compensation, a gain of $13.4 million related to the change in fair value of our warrant liability, $45.7 million for in-kind services, $6.0 million related to depreciation and amortization, $14.4 million for impairment charges, and a loss of $1.3 million related to the change in fair value of our forward contract liability, and net cash inflows of $28.7 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were the result of an increase in accounts payable and accrued expenses of $29.7 million, primarily related to accrued expenses related to regulatory and legal matters, and increased spend on the development of our BEV and FCEV trucks, partially offset by an increase in accounts receivable, net and prepaid expenses and other current assets.
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
Common Stock Warrants
Common stock warrants issued with debt, equity or as standalone financial instruments are recorded as either liabilities or equity in accordance with the applicable accounting guidance. Warrants recorded as equity are recorded at their fair value determined at the issuance date and are not remeasured after that. Warrants recorded as liabilities are recorded at their fair value and remeasured on each reporting date with change in estimated fair value of common stock warrant liability in the consolidated statement of operations.
We, with the assistance of third party valuations, utilize the Black-Scholes valuation model to estimate the fair value of private warrants at each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including volatility. Significant judgment is required in determining the expected volatility of our common stock. Due to the limited history of trading of our common stock, we determined expected volatility based on a peer group of publicly traded companies. Increases (decreases) in the assumptions result in a directionally similar impact to the fair value of the common stock warrant liability.
Recent Accounting Pronouncements
Note 2 to our consolidated financial statements and notes thereto, contained elsewhere in this Annual Report on the Form 10-K/A, provides more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Nikola Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nikola Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Restatement of 2020 Financial Statements
As discussed in Note 1 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How we addressed the matter in our audit	To test the grant date fair value of the Market Based RSUs, our audit procedures included, among others, assessing the appropriateness of the use of the Monte Carlo simulation model and the underlying calculation, as well as testing the assumptions used to calculate the grant date fair value of the Market Based RSUs. We compared the risk free rate to readily available information as of the grant date. For the critical volatility assumption, we assessed the applicability of the guideline public companies used based on the nature of their business, compared the historical volatilities of the guideline public companies used in the estimate to actual historical results, and we developed an independent range of volatility. We involved our specialists to assist us with evaluating the Monte Carlo simulation model, as well as to perform comparative range calculations using the assumptions previously discussed.

Valuation of Warrant Liability
Description of the matter	The fair value of the Warrant Liability as of December 31, 2020 totaled $7.3 million. The fair value adjustments for the Warrant Liability during the year ended December 31, 2020 totaled $13.4 million. As discussed in Note 2 to the consolidated financial statements, the Warrant Liability was valued each reporting period using a Black-Scholes model that utilized various assumptions, including term, stock price, volatility, risk free rate and dividend yield, to calculate the fair value of the Warrant Liability. The volatility assumption was the most critical assumption as it had a significant effect on the fair value of the Warrant Liability. The volatility assumption was calculated using the equity volatilities of guideline public companies, which were selected based on the similarity of their operations to that of the Company.

Auditing the fair value of the Warrant Liability was challenging due to the highly judgmental nature of selecting an appropriate valuation model and the model’s assumptions especially the guideline public companies used to determine the critical volatility assumption.

How we addressed the matter in our audit	To test the fair value of the Warrant Liability, our audit procedures included, among others, assessing the appropriateness of the use of the Black-Scholes model and accuracy of the underlying calculation, including testing the assumptions used to calculate the fair value of the Warrant Liability. We compared the term, stock price, risk free rate and dividend yield to readily available information as of the valuation dates for each reporting period. For the critical volatility assumption, we assessed the suitability of the guideline public companies used based on the similarity of their operations to that of the Company, compared the equity volatilities of the guideline public companies used in the estimate to actual stock price performance, and we developed an independent range of volatility based on the cumulative volatilities of the guideline public companies adjusted for the relative size of the Company as compared to the guideline public companies. We involved our specialists to assist us with evaluating the Black-Scholes model, as well as to perform comparative range calculations using the assumptions previously discussed.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.

Phoenix, Arizona
February 25, 2021,
except for Note 1, as to which the date is
May 6, 2021

NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020 (As Restated)	2019
Assets
Current assets
Cash and cash equivalents	$840,913	$85,688
Restricted cash and cash equivalents	4,365	—
Accounts receivable, net	—	658
Prepaid in-kind services	46,271	—
Prepaid expenses and other current assets	5,368	4,535
Total current assets	896,917	90,881
Restricted cash and cash equivalents	4,000	4,144
Long-term deposits	17,687	13,276
Property and equipment, net	71,401	53,378
Intangible assets, net	50,050	62,513
Investment in affiliate	8,420	—
Goodwill	5,238	5,238
Total assets	$1,053,713	$229,430
Liabilities and stockholders' equity
Current liabilities
Accounts payable	29,364	5,113
Accrued expenses and other current liabilities	18,809	11,425
Term note, current	4,100	—
Total current liabilities	52,273	16,538
Term note	—	4,100
Finance lease liabilities	13,956	—
Warrant liability	7,335	—
Other long-term liabilities	—	12,212
Deferred tax liabilities, net	8	1,072
Total liabilities	73,572	33,922
Commitments and contingencies (Note 14)
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Stockholders' equity
Common stock, $0.0001 par value, 600,000,000 shares authorized, 391,041,347 and 270,826,092 shares issued and outstanding as of December 31, 2020 and 2019, respectively	39	27
Additional paid-in capital	1,540,037	383,961
Accumulated other comprehensive income	239	—
Accumulated deficit	(560,174)	(188,480)
Total stockholders' equity	980,141	195,508
Total liabilities and stockholders' equity	$1,053,713	$229,430
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2020 (As Restated)	2019	2018
Solar revenues	$95	$482	$173
Cost of solar revenues	72	271	50
Gross profit	23	211	123
Operating expenses:
Research and development	185,619	67,514	58,374
Selling, general, and administrative	182,724	20,692	12,238
Impairment expense	14,415	—	—
Total operating expenses	382,758	88,206	70,612
Loss from operations	(382,735)	(87,995)	(70,489)
Other income (expense):
Interest income, net	202	1,456	686
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	(3,339)	3,502
Loss on forward contract liability	(1,324)	—	—
Revaluation of warrant liability	13,448	—	—
Other income (expense), net	(846)	1,373	6
Loss before income taxes and equity in net loss of affiliate	(371,255)	(88,505)	(66,295)
Income tax expense (benefit)	(1,026)	151	(2,002)
Loss before equity in net loss of affiliate	(370,229)	(88,656)	(64,293)
Equity in net loss of affiliate	(637)	—	—
Net loss	(370,866)	(88,656)	(64,293)
Premium paid on repurchase of redeemable convertible preferred stock	(13,407)	(16,816)	(166)
Net loss attributable to common stockholders	$(384,273)	$(105,472)	$(64,459)

Net loss per share attributable to common stockholders:
Basic	$(1.15)	$(0.40)	$(0.28)
Diluted	$(1.18)	$(0.40)	$(0.28)
Weighted average shared used to compute net loss per share attributable to common stockholders:
Basic	335,325,271	262,528,769	226,465,041
Diluted	335,831,033	262,528,769	226,465,041

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2020 (As Restated)	2019	2018
Net loss	(370,866)	(88,656)	(64,293)
Other comprehensive income:
Foreign currency translation adjustment, net of tax	239	—	—
Comprehensive loss	(370,627)	(88,656)	(64,293)

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	52,189,169	$73,062	60,166,667	$1	$3,065	$(34,272)	$—	$(31,206)
Retroactive application of recapitalization	(52,189,169)	(73,062)	153,421,743	20	73,042	—	—	73,062
Adjusted balance, beginning of period	—	—	213,588,410	21	76,107	(34,272)	—	41,856
Issuance of Series C redeemable convertible preferred stock, net of $7,000 issuance costs.(1)	—	—	47,801,632	5	208,995	—	—	209,000
Repurchase of Series B redeemable convertible preferred stock (1)	—	—	(983,699)	—	(4,166)	—	—	(4,166)
Stock-based compensation	—	—	—	—	3,843	—	—	3,843
Net loss	—	—	—	—	—	(64,293)	—	(64,293)
Balance as of December 31, 2018	—	$—	260,406,343	$26	$284,779	$(98,565)	$—	$186,240
Issuance of Series D redeemable convertible preferred stock, net of $4,700 issuance costs (1)	—	—	6,671,998	1	60,304	—	—	60,305
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	5,953,515	—	58,000	—	—	58,000
Exercise of Series A redeemable convertible preferred stock warrants (1)	—	—	1,368,720	—	6,116	—	—	6,116
Repurchase of Series B redeemable convertible preferred stock (1)	—	—	(3,575,750)	—	(30,259)	(1,097)	—	(31,356)
Exercise of stock options	—	—	1,266	—	1	—	—	1
Stock-based compensation	—	—	—	—	4,858	—	—	4,858
Cumulative effect of ASU 2018-07 adoption	—	—	—	—	162	(162)	—	—
Net loss	—	—	—	—	—	(88,656)	—	(88,656)
Balance as of December 31, 2019	—	$—	270,826,092	$27	$383,961	$(188,480)	$—	$195,508
Issuance of Series D redeemable convertible preferred stock, net of $8,403 issuance costs (1)	—	—	6,581,340	1	56,249	—	—	56,250
Issuance of Series D redeemable convertible preferred stock for in kind contribution (1)	—	—	9,443,353	1	91,998	—	—	91,999
Business Combination and PIPE financing (As Restated)	—	—	72,272,942	7	594,515	—	—	594,522
Exercise of stock options	—	—	8,716,423	—	9,863	—	—	9,863
Issuance of shares for RSU awards	—	—	194,306	—	—	—	—	—
Stock-based compensation	—	—	—	—	137,991	—	—	137,991
Common stock issued for warrants exercised (As Restated)	—	—	23,006,891	3	265,460	—	—	265,463
Cumulative effect of ASU 2016-02 adoption	—	—	—	—	—	(828)	—	(828)
Net loss (As Restated)	—	—	—	—	—	(370,866)	—	(370,866)
Other comprehensive income	—	—	—	—	—	—	239	239
Balance as of 12/31/2020 (As Restated)	—	$—	391,041,347	$39	$1,540,037	$(560,174)	$239	$980,141

(1) Issuance of redeemable convertible preferred stock and convertible preferred stock warrants have been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020 (As Restated)	2019	2018
Cash flows from operating activities
Net loss	$(370,866)	$(88,656)	$(64,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,008	2,323	625
Stock-based compensation	137,991	4,858	3,843
Non-cash interest income	—	—	(298)
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	3,339	(3,502)
Deferred income taxes	(1,063)	151	(2,002)
Non-cash in-kind services	45,729	8,000	—
Loss on forward contract liability	1,324	—	—
Impairment expense	14,415	—	—
Equity in net loss of affiliate	637	—	—
Revaluation of warrant liability	(13,448)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	658	(763)	47
Prepaid expenses and other current assets	(1,586)	157	(2,588)
Accounts payable, accrued expenses and other current liabilities	29,668	(9,366)	15,121
Other long-term liabilities	—	(670)	(972)
Net cash used in operating activities	(150,533)	(80,627)	(54,019)
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	—	(350)
Issuance of related party note receivable	—	—	(2,500)
Purchases and deposits for property and equipment	(22,324)	(21,100)	(9,155)
Investments in affiliate	(8,817)	—	—
Cash paid towards build-to-suit lease	—	(18,202)	(3,405)
Net cash used in investing activities	(31,141)	(39,302)	(15,410)
Cash flows from financing activities
Proceeds from the exercise of Series A redeemable convertible preferred stock warrants	—	2,160	—
Repurchase of Series B redeemable convertible preferred stock from related parties, net of issuance costs paid	—	(31,356)	(1,368)
Proceeds from issuance of Series C redeemable convertible preferred stock, net of issuance costs paid	—	—	209,000
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs paid	50,349	65,000	—
Business Combination and PIPE financing, net of issuance costs paid	616,726	—	—
Proceeds from the exercise of stock options	9,650	1	—
Proceeds from the exercise of stock warrants, net of issuance costs paid	264,548	—	—
Proceeds from landlord on finance lease	889	—	—
Payments on finance lease liability	(1,042)	—	—
Proceeds from note payable	4,134	—	4,100
Payment of note payable	(4,134)	—	—
Net cash provided by financing activities	941,120	35,805	211,732
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	759,446	(84,124)	142,303
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	89,832	173,956	31,653
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$849,278	$89,832	$173,956
Supplementary cash flow disclosures:
Cash paid for interest	$884	$96	$96
Cash interest received	$703	$1,437	$484
Cash paid for income taxes, net of refunds	$—	$2	$—
Supplementary disclosures for noncash investing and financing activities:
Non-cash interest received related to related party notes	$—	$—	$298
Non-cash settlement of related party note receivable	$—	$—	$2,500
Accrued purchases of property and equipment	$6,751	$1,094	$1,781
Property acquired through build-to-suit lease	$—	$3,243	$9,287
Non-cash acquisition of license	$—	$50,000	$—
Non-cash Series C redeemable convertible preferred stock issuance costs	$—	$—	$2,001
Accrued Series D redeemable convertible preferred stock issuance costs	$—	$4,695	$—
Non-cash prepaid in-kind services	$46,271	$—	$—
Accrued Business Combination and PIPE transaction costs	$285	$—	$—
Net liabilities assumed by VectoIQ	$21,919	$—	$—
Settlement of forward contract liability	$1,324	$—	$—
Stock option proceeds receivable	$213	$—	$—
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements

1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Nikola Corporation (‘‘Nikola’’ or the ‘‘Company’’) has restated its previously issued consolidated financial statements and related disclosures as of and for the fiscal year ended December 31, 2020 included in its Original Form 10-K (as defined below) filed with the Securities and Exchange Commission (the “SEC”) in order to correct errors resulting from the incorrect application of generally accepted accounting principles relating to previously issued private warrants.

On April 12, 2021, the SEC Staff released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs"), (the "SEC Staff Statement"). The SEC Staff Statement highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of SPACs.

After considering the SEC Staff Statement, the Company re-evaluated its historical accounting for its warrants and concluded it must amend the accounting treatment of the private warrants issued in connection with the initial public offering of VectoIQ Acquisition Corp (“VectoIQ”) and recorded to the Company’s consolidated financial statements as a result of the Company’s merger with VectoIQ (the “Merger”) and the reverse recapitalization that occurred on June 3, 2020. The warrant agreement governing the Company's private warrants includes a provision that provides for potential changes to the settlement amounts dependent on the characteristics of the holder of the warrant. Upon review of the statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant with a fixed exercise price and fixed number of underlying shares. Based on management’s evaluation, the Company’s audit committee (the “Audit Committee”), in consultation with management concluded that the Company’s private warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the characteristics of the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

A summary of the accounting impact of these adjustments to the Company’s consolidated financial statements as of and for the related interim periods is provided in Note 17, Quarterly Financial Data (Unaudited). In addition, amounts were restated in the following Notes as a result of the private warrants:

Note 2, Significant Accounting Policies
Note 3, Business Combinations
Note 10, Capital Structure
Note 13, Income Taxes
Note 15, Net Loss Per Share

The following tables reflect the impact of the restatement adjustments to the specific line items presented in the Company’s previously reported consolidated financial statements for the annual period. The amounts originally reported were derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Form 10-K”), filed with the SEC on February 25, 2021 (in thousands, except per share amounts):

NIKOLA CORPORATION
Notes to Consolidated Financial Statements

Consolidated Balance Sheet

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Liabilities and stockholders' equity
Warrant liability	—	7,335	7,335
Total liabilities	66,237	7,335	73,572
Additional paid-in capital	1,560,820	(20,783)	1,540,037
Accumulated deficit	(573,622)	13,448	(560,174)
Total stockholders' equity	987,476	(7,335)	980,141
Total liabilities and stockholders' equity	1,053,713	—	1,053,713

Consolidated Statement of Operations

	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Restated
Revaluation of warrant liability	—	13,448	13,448
Loss before income taxes and equity in net loss of affiliate	(384,703)	13,448	(371,255)
Loss before equity in net loss of affiliate	(383,677)	13,448	(370,229)
Net loss	(384,314)	13,448	(370,866)
Net loss attributable to common stockholders	(397,721)	13,448	(384,273)

Net loss per share attributable to common stockholders:
Basic	(1.19)	0.04	(1.15)
Diluted	(1.19)	0.01	(1.18)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	335,325,271	—	335,325,271
Diluted	335,325,271	505,762	335,831,033

Consolidated Statement of Comprehensive Loss

	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Restated
Net loss	(384,314)	13,448	(370,866)
Comprehensive loss	(384,075)	13,448	(370,627)

NIKOLA CORPORATION
Notes to Consolidated Financial Statements

Consolidated Statement of Stockholders' Equity

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Additional paid-in capital	1,560,820	(20,783)	1,540,037
Accumulated deficit	(573,622)	13,448	(560,174)
Total stockholders' equity	987,476	(7,335)	980,141

Consolidated Statement of Cash Flows

	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Restated
Cash flows form operating activities
Net loss	(384,314)	13,448	(370,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrant liability	—	(13,448)	(13,448)
Net cash used in operating activities	(150,533)	—	(150,533)

1A. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nikola Corporation is a designer and manufacturer of battery electric and hydrogen-electric vehicles.

On June 3, 2020 (the "Closing Date"), VectoIQ, consummated the previously announced merger pursuant to the Business Combination Agreement, dated March 2, 2020 (the "Business Combination Agreement"), by and among VectoIQ, VCTIQ Merger Sub Corp., a wholly-owned subsidiary of VectoIQ incorporated in the State of Delaware ("Merger Sub"), and Nikola Corporation, a Delaware corporation ("Legacy Nikola"). Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Legacy Nikola was effected through the merger of Merger Sub with and into Legacy Nikola, with Legacy Nikola surviving as the surviving company and as a wholly-owned subsidiary of VectoIQ (the "Business Combination").

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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
(a)Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and pursuant to the regulations of the SEC.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated)
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
(d)Segment Information
Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM"), in deciding how to allocate resources and in assessing performance. The Company has two components, the Truck business unit and Energy business unit. The Truck business unit is developing and commercializing hydrogen-electric and battery-electric semi-trucks that provide environmentally friendly, cost effective solutions to the trucking sector. The Energy business unit is developing and constructing a network of hydrogen fueling stations to meet hydrogen fuel demand for its customers. To date, the Company has not entered into production for the above-mentioned business units. Therefore, the Company's chief executive officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating and reportable segment for purposes of allocating resources and evaluating financial performance.
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
(i)Fair Value of Financial Instruments (As restated)
The carrying value of the Company's current assets and current liabilities approximate their fair value based on the short-term nature of those instruments. The following table summarizes the Company's financial instruments, measured on a recurring basis, as follows:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$827,118	—	—	$827,118
Restricted cash equivalents—money market	4,100	—	—	4,100

Liabilities
Warrant liability	$—	—	7,335	$7,335

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$73,005	—	—	$73,005
Restricted cash equivalents—money market	4,144	—	—	4,144

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

As a result of the Business Combination, the Company assumed a warrant liability (the "Warrant Liability") related to previously issued private warrants in connection with VectoIQ's initial public offering. The Warrant Liability was remeasured

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
to its fair value at each reporting period and upon settlement. The change in fair value was recognized in revaluation of warrant liability on the consolidated statements of operations. The change in fair value of the Warrant Liability was as follows:

Warrant Liability (As Restated)
Estimated fair value at December 31, 2019	$—
Warrant liability assumed from the Business Combination	21,698
Change in estimated fair value	(13,448)
Settlement of warrant liability	(915)
Estimated fair value at December 31, 2020	$7,335

The fair value of the private warrants was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. Significant judgment is required in determining the expected volatility of our common stock. Due to the limited history of trading of our common stock, we determined expected volatility based on a peer group of publicly traded companies. The following reflects the inputs and assumptions used:

	As of December 31,
	2020 (As Restated)	2019
Stock price	$15.26	N/A
Exercise price	$11.50	N/A
Remaining term (in years)	4.42	N/A
Volatility	75%	N/A
Risk-free interest rate	0.30%	N/A
Expected dividend yield	—%	N/A
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
(s)Warrant Liability (As Restated)
The Company may issue common stock warrants with debt, equity or as a standalone financing instruments that are recorded as either liabilities or equity in accordance with the respective accounting guidance. Warrants recorded as equity are recorded at their relative fair value determined at the issuance date and remeasurement is not required. Warrants recorded as

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
liabilities are recorded at their fair value, within warrant liability on the consolidated balance sheets, and remeasured on each reporting date with changes recorded in revaluation of warrant liability on the Company's consolidated statements of operations.
(t)Revenue Recognition
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
(u)Cost of Solar Revenues
Cost of solar revenues includes materials, labor, and other direct costs related to solar installation projects. The Company recognizes cost of solar revenues in the period that revenues are recognized. Solar installation projects are not part of the Company's primary operations and were concluded in 2020.
(v)Research and Development Expense
Research and development expense consist of outsourced engineering services, allocated facilities costs, depreciation, internal engineering and development expenses, materials, labor and stock-based compensation related to development of the Company's products and services. Research and development costs are expensed as incurred.
(w)Selling, General, and Administrative Expense
Selling, general, and administrative expense consist of personnel costs, allocated facilities expenses, depreciation and amortization, travel, and advertising costs.
Advertising expense is expensed as incurred and was $0.7 million, $2.5 million and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(x)Other Income (Expense)
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
(y)Net Loss Per Share (As Restated)
Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss, adjusted for the revaluation of warrant liability, by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the warrants. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(z)Recent Accounting Pronouncements
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
In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s consolidated financial statements and does not expect it to have a material impact on the consolidated financial statements.
(aa)Recently Adopted Accounting Pronouncements
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
Until December 31, 2020, the Company was an emerging growth company as defined by the JOBS Act and previously disclosed that these amendments would become effective for interim and annual periods beginning January 1, 2021. However, this ASU instead became effective for the Company in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, with an effective date of January 1, 2020, as it no longer qualifies as an emerging growth company as of December 31, 2020. The adoption of this standard resulted in the recognition of a finance lease asset and finance lease liability of $34.8 million and $16.0 million, respectively. In addition, the Company recognized a $0.8 million cumulative effect adjustment to accumulated deficit driven by derecognition of net assets and lease obligations of $32.4 million and $12.8 million, respectively, related to the Company's lease that was previously classified as build-to-suit. The adoption of this standard did not have a material impact on the consolidated statements of operations nor the consolidated statements of cash flows. See Note 5, Leases, for further discussion of the adoption of ASC 842 and related disclosures.
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
3. BUSINESS COMBINATIONS (As Restated)
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

Upon the closing of the Business Combination, VectoIQ's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 750,000,000 shares, of which

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

3. BUSINESS COMBINATIONS (Continued)
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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the period ended December 31, 2020:

Recapitalization (As Restated)
Cash - VectoIQ's trust and cash (net of redemptions)	$238,358
Cash - PIPE	525,000
Less: transaction costs and advisory fees paid	(51,210)
Less: VectoIQ loan payoff in conjunction with close	(422)
Less: M&M Residual redemption	(70,000)
Less: Nimbus repurchase	(25,000)
Net Business Combination and PIPE financing	616,726
Less: non-cash net liabilities assumed from VectoIQ	(21,919)
Less: accrued transaction costs and advisory fees	(285)
Net contributions from Business Combination and PIPE financing	$594,522

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

5. LEASES

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5. LEASES (Continued)
ASC 842 Disclosures

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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5. LEASES (Continued)
Maturities of the Company's finance lease liability was as follows:

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
10. CAPITAL STRUCTURE (As Restated)
Shares Authorized
As of December 31, 2020, the Company had authorized a total of 750,000,000 shares for issuance with 600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.

Warrants

As of December 31, 2020, the Company had 760,915 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. There were 129,085 private warrants exercised in the fourth quarter of 2020, for total proceeds of $1.5 million. As of December 31, 2020, the Company recorded $7.3 million (As Restated) for warrant liability related to the private warrants outstanding.

The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price.

On July 22, 2020, the Company issued a notice of redemption of all of its outstanding public warrants on a cash basis which was completed in September 2020. The Company issued 22,877,806 shares of common stock pursuant to the exercise of public warrants and received approximately $263.1 million of proceeds from such exercises. The 122,194 public warrants not exercised by the end of the redemption period were redeemed for a price of $0.01 per public warrant, and subsequently

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
10. CAPITAL STRUCTURE (Continued)
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
13. INCOME TAXES (As Restated)
A provision (benefit) for income taxes of $(1.0) million, $0.2 million and ($2.0) million has been recognized for the years ended December 31, 2020, 2019 and 2018, respectively, related primarily to changes in indefinite-lived intangible and goodwill deferred tax liabilities.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
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

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2020, 2019 and 2018 was as follows:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)

	Years Ended December 31,
	2020 (As Restated)	2019	2018
Tax at statutory federal rate	$(78,098)	$(18,586)	$(13,922)
State tax, net of federal benefit	(14,052)	(4,649)	(2,419)
Stock-based compensation	(7,652)	556	161
Section 162(m) limitation	1,834	—	—
Research and development credits, net of uncertain tax position	(14,945)	(5,915)	—
Warrant revaluation	(2,824)	—	—
Other	408	915	1
Change in valuation allowance	114,303	27,830	14,177
Total income tax provision (benefit)	$(1,026)	$151	$(2,002)
Deferred tax assets and liabilities as of December 31, 2020 and 2019 consisted of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Federal and state income tax credits	$21,279	$6,334
Net operating loss carryforward	132,471	41,444
Start-up costs capitalized	1,490	1,157
Stock-based compensation	8,260	1,816
Tenant allowance	—	3,075
Finance lease liability	3,718	—
Property and equipment, net	4,069	—
Accrued expenses and other	—	104
Total deferred tax assets	171,287	53,930
Valuation allowance	(162,496)	(47,672)
Deferred tax assets, net of valuation allowance	8,791	6,258
Deferred tax liabilities:
Intangible assets	(1,020)	(3,277)
Finance lease asset	(7,786)	—
Property and equipment	—	(4,053)
Other	7	—
Total deferred tax liabilities	(8,799)	(7,330)
Deferred tax liabilities, net	$(8)	$(1,072)

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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
The increase in the valuation allowance for the years ended December 31, 2020 and 2019 was primarily due to increase in net operating loss carryforwards and R&D credits.
At December 31, 2020, the Company had federal net operating loss carryforwards of $11.0 million that begin to expire in 2037 and $518.0 million that have an indefinite carryforward period. The Company has combined state net operating loss carryforwards of $546.8 million at December 31, 2020, that begin to expire in 2037. The Company conducted a change in ownership study as of December 31, 2020, and determined that net operating losses and credits will not expire due to ownership change rules under the Internal Revenue Code Sections 382 and 383. The Company had federal and state tax credits of $19.1 million and $11.4 million, respectively, at December 31, 2020, which if unused will begin to expire in 2037 for federal and 2031 for state tax purposes.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

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

The Company and Mr. Milton also received grand jury subpoenas from the U.S. Attorney’s Office for the Southern District of New York (the “SDNY”) on September 19, 2020. On September 20, 2020, Mr. Milton offered to voluntarily step down from his position as Executive Chairman, as a member of the Company’s board of directors, including all committees thereof, and from all positions as an employee and officer of the Company. The board accepted his resignation and appointed Stephen Girsky as Chairman of the board of directors. The Company subsequently has appointed three new board members, Steve Shindler, Bruce Smith and Mary Petrovich.

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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

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

Shareholder Securities Litigation

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

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

114

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

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
15. NET LOSS PER SHARE (As Restated)
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2020, 2019, and 2018.

	Years Ended December 31,
	2020	2019	2018
	As Restated
Numerator:
Net loss	$(370,866)	$(88,656)	$(64,293)
Less: premium on repurchase of redeemable convertible preferred stock	(13,407)	(16,816)	(166)
Net loss attributable to common stockholders, basic	$(384,273)	$(105,472)	$(64,459)
Less: revaluation of warrant liability	(13,448)	—	—
Net loss attributable to common shareholders, diluted	$(397,721)	$(105,472)	$(64,459)
Denominator:
Weighted average shares outstanding, basic	335,325,271	262,528,769	226,465,041
Dilutive effect of common stock issuable from assumed exercise of warrants	505,762	—	—
Weighted average shares outstanding, diluted	335,831,033	262,528,769	226,465,041
Net loss per share to common stockholders:
Basic	$(1.15)	$(0.40)	$(0.28)
Diluted	$(1.18)	$(0.40)	$(0.28)

The private warrants outstanding have been included in the calculation of diluted net loss per share for the year ended December 31, 2020. Additionally, the net loss attributable to common shareholders, diluted has been adjusted for revaluation of warrant liability related to these common stock equivalents. There were no warrants outstanding for the years ended December 31, 2019 and 2018.
The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive.

	Years Ended December 31,
	2020	2019	2018
Stock options, including performance stock options	32,529,224	40,012,825	25,791,263
Restricted stock units, including Market Based RSUs	18,344,243	—	—
	50,873,467	40,012,825	25,791,263

115

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
16. SUBSEQUENT EVENTS
During the first quarter of 2021, the Company repaid its term note with JP Morgan Chase for $4.1 million.

1

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
17. QUARTERLY FINANCIAL DATA (UNAUDITED) (As Restated)

The following tables sets forth the unaudited consolidated statements of operations for each of the fiscal quarters in 2020 and 2019.

	Fiscal Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	As Restated	As Restated	As Restated
Solar revenues	—	—	36	58	49	296	13	124
Cost of solar revenues	—	—	30	43	44	141	24	62
Gross profit	—	—	6	15	5	155	(11)	62
Operating Expenses:
Research and development	67,521	51,496	42,525	24,077	22,781	9,482	11,854	23,397
Selling, general and administrative	64,903	65,782	44,104	7,935	5,154	3,693	5,344	6,501
Impairment expense	14,415	—	—	—	—	—	—	—
Total operating expenses	146,839	117,278	86,629	32,012	27,935	13,175	17,198	29,898
Loss from operations	(146,839)	(117,278)	(86,623)	(31,997)	(27,930)	(13,020)	(17,209)	(29,836)
Other income (expense):
Interest income (expense), net	(53)	171	22	62	374	411	338	333
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	—	—	—	—	(2,844)	98	(593)
Loss forward contract liability	—	—	—	(1,324)	—	—	—	—
Revaluation of warrant liability	4,860	37,745	(29,157)	—	—	—	—	—
Other income (expense), net	(597)	(340)	(23)	114	1,278	85	9	1
Loss before income taxes and equity in net loss of affiliate	(142,629)	(79,702)	(115,781)	(33,145)	(26,278)	(15,368)	(16,764)	(30,095)
Income tax expense (benefit)	(1,030)	2	1	1	1	146	2	2
Loss before equity in net loss of affiliate	(141,599)	(79,704)	(115,782)	(33,146)	(26,279)	(15,514)	(16,766)	(30,097)
Equity in net loss of affiliate	(637)	—	—	—	—	—	—	—
Net loss	(142,236)	(79,704)	(115,782)	(33,146)	(26,279)	(15,514)	(16,766)	(30,097)
Premium paid on repurchase of redeemable convertible preferred stock	—	—	(13,407)	—	(16,816)	—	—	—
Net loss attributable to common stockholders	(142,236)	(79,704)	(129,189)	(33,146)	(43,095)	(15,514)	(16,766)	(30,097)

Net loss per share attributable to common stockholders:
Basic	$(0.37)	$(0.21)	$(0.43)	$(0.12)	$(0.16)	$(0.06)	$(0.06)	$(0.12)
Diluted	$(0.38)	$(0.31)	$(0.43)	(0.12)	(0.16)	(0.06)	(0.06)	(0.12)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	385,983,645	377,660,477	303,785,616	271,896,258	268,698,455	260,534,724	260,406,343	260,406,343
Diluted	386,323,048	378,286,678	303,785,616	271,896,258	268,698,455	260,534,724	260,406,343	260,406,343

Figures may not total due to rounding of quarterly periods

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
As an emerging growth company, the Company elected to take advantage of the extended transition provisions for adoption of ASC 842. As a result, quarterly financial results previously reported by the Company in its unaudited consolidated statement of operations for each of the first three quarterly periods of 2020, were not required to reflect the adoption of ASC 842. These periods were therefore presented using a different basis of accounting than the basis used to prepare the consolidated financial statements for the fiscal year 2020 annual and unaudited quarterly reporting periods presented in this Form 10-K/A, which reflect the impact of ASC 842, adopted as of January 1, 2020.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
Restatement of Quarterly Consolidated Financial Statements

In lieu of filing amended Quarterly Reports on Form 10-Q for the quarters ended June 30, 2020 and September 30, 2020, the following tables represent the Company’s restated consolidated financial statements (unaudited) for each of the restated quarters for the periods ended December 31, September 30, and June 30, 2020. Refer to Note 1, Restatement of Consolidated Financial Statements, for additional information.

Impacted Financial Statement Line Items for Fiscal Quarters Ended

	Three Months Ended
	December 31, 2020
	As Previously Reported(1)	Adjustments	As Restated
Revaluation of warrant liability	$—	$4,860	$4,860
Loss before income taxes and equity in net loss of affiliate	(147,489)	4,860	(142,629)
Loss before equity in net loss of affiliate	(146,459)	4,860	(141,599)
Net loss	(147,096)	4,860	(142,236)
Net loss attributable to common stockholders	(147,096)	4,860	(142,236)

Net loss per share attributable to common stockholders:
Basic	$(0.38)	$0.01	$(0.37)
Diluted	$(0.38)	$—	$(0.38)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Diluted	385,983,645	339,403	386,323,048

(1) As previously reported amounts includes impact of adoption of ASC 842 as of January 1, 2020.

	Three Months Ended
	September 30, 2020
	As Previously Reported(1)	Adjustments	As Restated
Revaluation of warrant liability	$—	$37,745	$37,745
Loss before income taxes and equity in net loss of affiliate	(117,447)	37,745	(79,702)
Loss before equity in net loss of affiliate	(117,449)	37,745	(79,704)
Net loss	(117,449)	37,745	(79,704)
Net loss attributable to common stockholders	(117,449)	37,745	(79,704)

Net loss per share attributable to common stockholders:
Basic	$(0.31)	$0.10	$(0.21)
Diluted	$(0.31)	$—	$(0.31)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Diluted	377,660,477	626,201	378,286,678

(1) As previously reported amounts includes impact of adoption of ASC 842 as of January 1, 2020.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended
	June 30, 2020
	As Previously Reported(1)	Adjustments	As Restated
Revaluation of warrant liability	$—	$(29,157)	$(29,157)
Loss before income taxes and equity in net earnings (loss) of affiliate	(86,624)	(29,157)	(115,781)
Loss before equity in earnings (loss) of affiliate	(86,625)	(29,157)	(115,782)
Net loss	(86,625)	(29,157)	(115,782)
Net loss attributable to common stockholders	(100,032)	(29,157)	(129,189)

Net loss per share attributable to common stockholders:
Basic	$(0.33)	$(0.10)	$(0.43)
Diluted	$(0.33)	$(0.10)	$(0.43)

(1) As previously reported amounts includes impact of adoption of ASC 842 as of January 1, 2020.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Consolidated Balance Sheet

	September 30, 2020
	As Previously Reported(1)	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$907,530	$—	$907,530
Restricted cash and cash equivalents	10,952	—	10,952
Accounts receivable, net	249	—	249
Prepaid in-kind services	63,358	—	63,358
Prepaid expenses and other current assets	3,716	—	3,716
Total current assets	985,805	—	985,805
Restricted cash and cash equivalents	4,000	—	4,000
Long-term deposits	17,453	—	17,453
Property and equipment, net	63,451	—	63,451
Intangible assets, net	62,466	—	62,466
Goodwill	5,238	—	5,238
Other assets	19	—	19
Total assets	$1,138,432	$—	$1,138,432
Liabilities and stockholders' equity
Current liabilities
Accounts payable	10,277	—	10,277
Accrued expenses and other current liabilities	22,894	—	22,894
Customer deposits	6,913	—	6,913
Term note, current	4,100	—	4,100
Total current liabilities	44,184	—	44,184
Term note	—	—	—
Finance lease liabilities	14,237	—	14,237
Warrant liability	—	13,110	13,110
Deferred tax liabilities, net	1,076	—	1,076
Total liabilities	59,497	13,110	72,607
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 384,083,110 and 270,826,092 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	39	—	39
Additional paid-in capital	1,505,422	(21,698)	1,483,724
Accumulated deficit	(426,526)	8,588	(417,938)
Total stockholders' equity	1,078,935	(13,110)	1,065,825
Total liabilities and stockholders' equity	$1,138,432	$—	$1,138,432

(1) As previously reported amounts includes impact of adoption of ASC 842 as of January 1, 2020.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Consolidated Balance Sheet

	June 30, 2020
	As Previously Reported(1)	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$698,386	$—	$698,386
Restricted cash and cash equivalents	8,896	—	8,896
Accounts receivable, net	424	—	424
Prepaid in-kind services	60,000	—	60,000
Prepaid expenses and other current assets	4,593	—	4,593
Total current assets	772,299	—	772,299
Restricted cash and cash equivalents	—	—	—
Long-term deposits	10,478	—	10,478
Property and equipment, net	62,049	—	62,049
Intangible assets, net	62,481	—	62,481
Goodwill	5,238	—	5,238
Prepaid in-kind services and other assets	14,759	—	14,759
Total assets	$927,304	$—	$927,304
Liabilities and stockholders' equity
Current liabilities			—
Accounts payable	7,575	—	7,575
Accrued expenses and other current liabilities	14,263	—	14,263
Customer deposits	4,982	—	4,982
Term note, current	4,100	—	4,100
Total current liabilities	30,920	—	30,920
Term note	—	—	—
Finance lease liability	14,506	—	14,506
Other long-term liabilities	—	—	—
Warrant liability	—	50,855	50,855
Deferred tax liabilities, net	1,074	—	1,074
Total liabilities	46,500	50,855	97,355
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 360,910,639 and 270,826,092 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	36	—	36
Additional paid-in capital	1,189,845	(21,698)	1,168,147
Accumulated deficit	(309,077)	(29,157)	(338,234)
Total stockholders' equity	880,804	(50,855)	829,949
Total liabilities and stockholders' equity	$927,304	$—	$927,304

(1) As previously reported amounts includes impact of adoption of ASC 842 as of January 1, 2020.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Operations

	Nine Months Ended
	September 30, 2020
	As Previously Reported(1)	Adjustments	As Restated
Solar revenues	$94	$—	$94
Cost of solar revenues	73	—	73
Gross Profit	21	—	21
Operating Expenses:
Research and development	118,098	—	118,098
Selling, general and admin	117,821	—	117,821
Total Operating Expenses	235,919	—	235,919
Loss from operations	(235,898)	—	(235,898)
Other income (expense):
Interest income (expense), net	255	—	255
Loss on forward contract liability	(1,324)	—	(1,324)
Revaluation of warrant liability	—	8,588	8,588
Other income (expense), net	(249)	—	(249)
Loss before income taxes	(237,216)	8,588	(228,628)
Income tax expense (benefit)	4	—	4
Net Loss	(237,220)	8,588	(228,632)
Premium paid on repurchase of redeemable convertible preferred stock	(13,407)	—	(13,407)
Net loss attributable to common stockholders	$(250,627)	$8,588	$(242,039)

Net loss per share attributable to common stockholders:
Basic	$(0.79)	$0.03	$(0.76)
Diluted	$(0.79)	—	(0.79)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	318,315,891	—	318,315,891
Diluted	318,315,891	660,556	318,976,447

(1) As previously reported amounts includes impact of adoption of ASC 842 as of January 1, 2020.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Operations

	Six Months Ended
	June 30, 2020
	As Previously Reported(1)	Adjustments	As Restated
Solar revenues	$94	$—	$94
Cost of solar revenues	73	—	73
Gross profit (loss)	21		21
Operating expenses:
Research and development	66,602	—	66,602
Selling, general, and administrative	52,039	—	52,039
Total operating expenses	118,641	—	118,641
Loss from operations	(118,620)	—	(118,620)
Other income (expense):
Interest income, net	84	—	84
Loss on forward contract liability	(1,324)	—	(1,324)
Revaluation of warrant liability	—	(29,157)	(29,157)
Other income (expense), net	91	—	91
Loss before income taxes	(119,769)	(29,157)	(148,926)
Income tax expense	2	—	2
Net loss	$(119,771)	$(29,157)	$(148,928)
Premium paid on repurchase of redeemable convertible preferred stock	$(13,407)	$—	$(13,407)
Net loss attributable to common stockholders, basic and diluted	$(133,178)	$(29,157)	$(162,335)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.10)	$(0.56)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	287,822,558	—	287,822,558

(1) As previously reported amounts includes impact of adoption of ASC 842 as of January 1, 2020.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30, 2020
	As Previously Reported(1)	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(237,220)	$8,588	$(228,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,424	—	4,424
Stock-based compensation	91,736	—	91,736
Deferred income taxes	4	—	4
Non-cash in-kind services	28,642	—	28,642
Loss on forward contract liability	1,324	—	1,324
Revaluation of warrant liability	—	(8,588)	(8,588)
Changes in operating assets and liabilities:
Accounts receivable, net	521	—	521
Prepaid expenses and other current assets	(250)	—	(250)
Accounts payable, accrued expenses and other current liabilities	19,398	—	19,398
Customer deposits	6,823	—	6,823
Net cash used in operating activities	(84,598)	—	(84,598)
Cash flows from investing activities
Purchases and deposits of property and equipment	(15,180)	—	(15,180)
Investment in joint venture	(15)	—	(15)
Net cash used in investing activities	(15,195)	—	(15,195)
Cash flows from financing activities
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs paid	50,349	—	50,349
Business Combination and PIPE financing, net of issuance costs paid	616,726	—	616,726
Proceeds from the exercise of stock options	2,204	—	2,204
Proceeds from the exercise of stock warrants, net of issuance costs paid	263,064	—	263,064
Proceeds from landlord of finance lease	889	—	889
Payments to landlord for finance lease	(789)	—	(789)
Proceeds from note payable	4,134	—	4,134
Payment of note payable	(4,134)	—	(4,134)
Net cash provided by financing activities	932,443	—	932,443
Net increase (decrease) in cash and cash equivalents, including restricted cash	832,650	—	832,650
Cash and cash equivalents, including restricted cash, beginning of period	89,832	—	89,832
Cash and cash equivalents, including restricted cash, end of period	$922,482	$—	$922,482

(1) As previously reported amounts includes impact of adoption of ASC 842 as of January 1, 2020.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Consolidated Statement of Cash Flows

	Six Months Ended
	June 30, 2020
	As Previously Reported(1)	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(119,771)	$(29,157)	$(148,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,926	—	2,926
Stock-based compensation	39,540	—	39,540
Deferred income taxes	2	—	2
Non-cash in-kind services	17,241	—	17,241
Loss on forward contract liability	1,324	—	1,324
Revaluation of warrant liability	—	29,157	29,157
Changes in operating assets and liabilities:
Accounts receivable, net	346	—	346
Prepaid expenses and other current assets	(1,125)	—	(1,125)
Accounts payable, accrued expenses and other current liabilities	9,064	—	9,064
Customer deposits	4,892	—	4,892
Net cash used in operating activities	(45,561)	—	(45,561)
Cash flows from investing activities
Purchases and deposits of property and equipment	(6,303)	—	(6,303)
Net cash used in investing activities	(6,303)	—	(6,303)
Cash flows from financing activities
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs paid	50,349	—	50,349
Business Combination and PIPE financing, net of issuance costs paid	616,736	—	616,736
Proceeds from the exercise of stock options	1,884	—	1,884
Proceeds from landlord of finance lease	889	—	889
Payments to landlord for finance lease	(544)	—	(544)
Proceeds from note payable	4,134	—	4,134
Payment of note payable	(4,134)	—	(4,134)
Net cash provided by financing activities	669,314	—	669,314
Net increase (decrease) in cash and cash equivalents, including restricted cash	617,450	—	617,450
Cash and cash equivalents, including restricted cash, beginning of period	89,832	—	89,832
Cash and cash equivalents, including restricted cash, end of period	$707,282	$—	$707,282

(1) As previously reported amounts includes impact of adoption of ASC 842 as of January 1, 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures (As Restated)

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. At the time our Annual Report on Form 10-K for the year ended December 31, 2020 was filed on February 25, 2021 our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Subsequent to that evaluation, solely as a result of the material weakness as described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

In addition, our Chief Executive Officer and our Chief Financial Officer previously concluded that our disclosure controls and procedures were effective for the interim periods ended June 30, 2020 and September 30, 2020. However, the Chief Executive Officer and Chief Financial Officer have subsequently concluded that our disclosure controls and procedures were not effective for the interim periods ended June 30, 2020 and September 30, 2020, solely due to the material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We identified a material weakness in our controls over the accounting for complex financial instruments. Our controls to evaluate the accounting for complex financial instruments, such as warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in the failure to prevent a material error in our accounting for warrants and the resulting restatement of our previously issued financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Amended Annual Report. That evaluation included consideration of the views expressed in the SEC Staff Statement of April 12, 2021 in which the SEC Staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by SPACs. Prior to the SEC Staff Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most other SPACs and parties who have merged with SPACs similarly interpreted the warrant accounting principles at issue. However, based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed further in Note 1, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements, our management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Notwithstanding the material weakness discussed above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

In connection with correcting our accounting for the private warrants assumed by us as part of the Business Combination, we have implemented additional review procedures, additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP (e.g., determine whether liability or equity classification and measurement is appropriate).

Other than the item discussed above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The names of the members of our board of directors and executive officers and certain biographical information as of April 12, 2021 are set forth below:

Name	Age	Position with Company	Director Since
Mark A. Russell	58	President, Chief Executive Officer and Director	2020
Stephen J. Girsky	58	Chairman of the Board	2020
Sooyean (Sophia) Jin	42	Director	2020
Michael L. Mansuetti	55	Director	2020
Gerrit A. Marx	45	Director	2020
Mary L. Petrovich	58	Director	2020
Steven M. Shindler	58	Director	2020
Bruce L. Smith	58	Director	2020
DeWitt C. Thompson, V	48	Director	2020
Jeffrey W. Ubben	59	Director	2020
Kim J. Brady	57	Chief Financial Officer
Pablo M. Koziner	48	President, Energy & Commercial
Britton M. Worthen	47	Chief Legal Officer
Joseph R. Pike	39	Chief Human Resources Officer
Trevor R. Milton	39	Former Executive Chairman

Executive Officers

Mark A. Russell has served as our President and Chief Executive Officer and a member of our board of directors since June 2020. Prior to that, Mr. Russell served as President of Legacy Nikola, from February 2019 to June 2020, and as a member of Legacy Nikola’s board of directors from July 2019 to June 2020. From August 2018 to February 2019, Mr. Russell explored new opportunities. Prior to that, Mr. Russell served as President and Chief Operating Officer of Worthington Industries (NYSE: WOR), a diversified metals manufacturing company, from August 2012 to August 2018. Mr. Russell received a B.I.S. in integrated studies from Weber State University and a juris doctor from Brigham Young University. We believe Mr. Russell is qualified to serve on our board of directors due to his extensive leadership and management experience at various public and private companies, including his experience serving as our President and Chief Executive Officer.

Kim J. Brady has served as our Chief Financial Officer since June 2020, and prior to that, served as Chief Financial Officer and Treasurer of Legacy Nikola from November 2017 to June 2020. Prior to joining Legacy Nikola, Mr. Brady served as senior managing director and partner of Solic Capital Management, LLC, a middle market financial advisory and principal investment firm, from 2012 to October 2017. Mr. Brady was co-head of Solic’s Special Situations Fund that invested across all levels of capital structure. Mr. Brady received a bachelor of science degree in management, finance and accounting from Brigham Young University and an MBA from Northwestern University’s Kellogg Graduate School of Management.

Pablo M. Koziner has served as our President of Energy & Commercial since June 2020. Prior to joining us, Mr. Koziner served in various capacities at Caterpillar Inc., a leading manufacturer of construction and mining equipment, from July 2001 to March 2020, including as President of Solar Turbines, Vice President of Electric Power, and in various roles in North and South America leading dealer relations. Mr. Koziner received a bachelor’s degree in political science and a juris doctor from Boston College
.
Joseph R. Pike has served as our Chief Human Resources Officer since June 2020, and prior to that, served as Legacy Nikola’s Chief Human Resources Officer from January 2018 to June 2020. Prior to joining Legacy Nikola, Mr. Pike served in various human resources positions at Vista Outdoor Inc., an outdoor sports and recreational products company, including as senior director of talent and as director of leadership and organizational development from June 2015 to January 2018. At H.J. Heinz Company, a food processing company which is now a part of Kraft Heinz Co (Nasdaq: KHC), Mr. Pike served in various capacities from March 2013 to June 2015, including as human resources business partner, head of talent management and organizational effectiveness and associate director of performance. Mr. Pike received a bachelor’s degree in communications from Brigham Young University and a master’s degree in public administration from the Brigham Young University Marriott School of Management.

Britton M. Worthen has served as our Chief Legal Officer and Secretary since June 2020, and prior to that, served as Legacy Nikola’s Chief Legal Officer and Secretary from October 2015 to June 2020. Prior to joining Legacy Nikola, Mr. Worthen was a partner at Beus Gilbert McGroder PLLC, a law firm, from May 2000 to September 2015. Mr. Worthen received a bachelor’s degree in Asian studies from Brigham Young University and a juris doctor from University of Michigan Law School.

Non Employee Directors

Stephen J. Girsky served as President, Chief Executive Officer and a director of VectoIQ, our predecessor company, from January 2018 to June 2020 and continues to serve on our board of directors following the completion of the Business Combination. Mr. Girsky is a Managing Partner of VectoIQ, LLC, an independent advisory and investment firm based in New York. Mr. Girsky served in a number of capacities at General Motors Company (NYSE: GM), a vehicle manufacturer (“General Motors”), from November 2009 until July 2014, including Vice Chairman, having responsibility for global corporate strategy, new business development, global product planning and program management, global connected consumer/OnStar, and GM Ventures LLC, global research & development and global purchasing and supply chain. Mr. Girsky also served on General Motors’ board of directors following its emergence from bankruptcy in June 2009 until June 2016. Mr. Girsky currently serves on the boards of directors of United States Steel Corporation (NYSE: X), a steel producer, and Brookfield Business Partners Limited, the general partner of Brookfield Business Partners, L.P. (NYSE: BBU; TSX BBU.UN), a private equity company. Mr. Girsky received a bachelor of science degree in mathematics from the University of California, Los Angeles and an M.B.A. from Harvard University. We believe Mr. Girsky is qualified to serve on our board of directors based on his extensive leadership and business experience, including his experience as a director of numerous public companies, together with his background in finance and public company governance.

Sophia Jin has served as a member of our board of directors since June 2020, and prior to that, a member of Legacy Nikola’s board of directors from May 2019 to June 2020. Ms. Jin has served as senior director of venture investments of Hanwha Holdings, a stage-agnostic investor representing Hanwha Corporation, since January 2019, and served as director of venture investment of Hanwha Holdings from January 2018 to December 2018. Prior to that, Ms. Jin held various positions at Hanwha Q CELLS America Inc., a global solar cell and module manufacturer, including director of corporate planning from July 2013 to June 2015 and director and head of marketing from July 2015 to December 2017. Ms. Jin received a bachelor’s degree in business administration from Seoul National University and an M.B.A. from the Stanford University Graduate School of Business. We believe Ms. Jin is qualified to serve on our board of directors due to her extensive experience with renewable energy companies.

Michael L. Mansuetti has served as a member of our board since June 2020, and prior to that, a member of the board of directors of Legacy Nikola from September 2019 to June 2020. Since July 2012, Mr. Mansuetti has been the President of Robert Bosch LLC, an automotive component supply company. Mr. Mansuetti received a bachelor of science degree in mechanical engineering from Clemson University. We believe Mr. Mansuetti is qualified to serve on our board of directors due to his expertise in advanced manufacturing, operations, and management and extensive leadership experience.

Gerrit A. Marx has served as a member of our board of directors since June 2020, and prior to that, a member of Legacy Nikola’s board of directors from September 2019 to June 2020. Mr. Marx has served as Chief Executive Officer of Iveco, a commercial goods manufacturing company, since March 2019 and as President of commercial and specialty vehicles of CNHI (Nasdaq: CNHI), an industrial goods manufacturing company, since January 2019. Prior to joining CNHI, Mr. Marx served as an operating partner Bain Capital, a global private equity firm, from December 2012 to December 2018. Mr. Marx served as interim Chief Executive Officer of Wittur Holding GmbH, an elevator component manufacturing company, from May 2017 to March 2018 and as interim President of power tools of Apex Tool Group, LLC, a hand and power tool manufacturing company, from November 2014 to April 2015. Mr. Marx received a master of engineering equivalent in mechanical engineering and an M.B.A. equivalent from RWTH Aachen University, Germany, and a doctorate in business administration from Cologne University, Germany. We believe Mr. Marx is qualified to serve on our board of directors due to his extensive experience in the automobile industry as well has his experience in finance.

Mary L. Petrovich has served as a member of our board of directors since December 2020. She has served as an operating executive at the Carlyle Group, a global asset management company, since June 2011, and as an advisor to American Security Partners, a private equity firm, since September 2013. Ms. Petrovich served in various capacities at AxleTech International, a supplier of off-highway and specialty vehicle drive train systems and components, as Executive Chair from December 2014 through July 2019, following its acquisition by General Dynamics, as General Manager from 2008 to 2011, and as Chairman and Chief Executive Officer, from 2001 to 2008. Ms. Petrovich has served on the board of directors of Woodward, Inc. (Nasdaq: WWD), a designer, manufacturer, and service provider of control solutions for the aerospace and industrial markets, since 2002. Ms. Petrovich served as a director of WABCO Holdings Inc. (NYSE: WBC), a global supplier of electronic, mechanical, electro-mechanical and aerodynamic products for manufacturers of commercial trucks, buses and trailers, and passenger cars, from November 2011 to December 2018. Ms. Petrovich also serves as chairman of the board of DealerShop, North America’s largest buying group for car dealers and a private company, and Traxen, a private company focused on developing useful combination of technologies to promote safe driving, efficient fuel use and to provide beneficial and actionable big data to heavy-duty trucking industry. Ms. Petrovich received a bachelor’s degree in engineering from the University of Michigan, and an M.B.A. from Harvard University. We believe Ms. Petrovich is qualified to serve on our board of directors due to her extensive experience in the automotive industry, and in particular, the trucking industry.

Steven M. Shindler has served as a member of our board of directors since September 2020. He served as Chief Financial Officer of VectoIQ from January 2018 through the completion of the Business Combination. Mr. Shindler is a director of NII Holdings, Inc., a holding company that previously owned providers of wireless communication services under the Nextel brand in Latin America. Mr. Shindler served as Chief Executive Officer of NII from 2012 to August 2017 as well as from 2000 to 2008. Mr. Shindler served as Executive Vice President and Chief Financial Officer of Nextel Communications, Inc., a wireless service operator, from 1996 to 2000. Prior to joining Nextel, Mr. Shindler was Managing Director of Communications Finance at The Toronto Dominion Bank. Mr. Shindler is also a founding partner of RIME Communications Capital, a firm that has invested in early-stage media, tech and telco companies. Mr. Shindler received a bachelor of arts degree in economics from the University of Michigan and an M.B.A. from Cornell University. We believe Mr. Shindler is qualified to serve on our board of directors due to his management experience, including financial and operational knowledge and experience.

Bruce L. Smith has served as a member of our board of directors since November 2020. He has served as chairman and chief executive officer of Detroit Manufacturing Systems LLC, a Tier 1 component manufacturer for global automotive brands, since July 2018. Prior to joining Detroit Manufacturing Systems LLC, Mr. Smith served as President and Chief Executive Officer of BTM Company, a global leader of precision engineered tooling and production equipment, from July 2015 to July 2018. Mr. Smith also served as President and Chief Executive Officer of Elyria & Hodge Foundries, a company that produces complex gray and ductile iron castings, from April 2009 to July 2015, President and Chief Operating Officer of Guilford Mills, a high-tech performance fabrics supplier, from May 2005 to April 2009, President and Chief Executive Officer of Piston Group, an automotive supplier, from 2003 to 2005, and president and chief operating officer of United Plastics Group, an international plastics manufacturer, from 2001 to 2003. Mr. Smith received a bachelor’s degree in mechanical engineering from Carnegie Mellon University, and an M.B.A. from Harvard University. We believe Mr. Smith is qualified to serve on our board of directors due to his extensive experience in the manufacturing industry.

DeWitt C. Thompson, V has served as a member of our board of directors since June 2020, and prior to that, a member of Legacy Nikola’s board of directors from July 2017 to June 2020. Mr. Thompson has served as Chairman and Chief Executive Officer of Thompson Machinery Commerce Corporation, a Caterpillar distributor in Tennessee and Mississippi, servicing heavy machinery, on-highway trucks, and power systems, since 1995. He has also served as Chairman for Aries Clean Energy since April 2010. Mr. Thompson founded PureSafety in 1999 and served as Chairman until the purchase of that company by Underwriters Laboratories in 2011. Mr. Thompson is also an owner and director of the Nashville Predators and sits on the board of directors for Wealth Access. He received a bachelor of science degree from the engineering school at Vanderbilt University. We believe Mr. Thompson is qualified to serve on our board of directors due to his extensive experience in renewable energy and machinery.

Jeffrey W. Ubben has served as a member of our board of directors since June 2020, and prior to that, a member of the board of directors of Legacy Nikola from September 2019 to June 2020. Mr. Ubben founded Inclusive Capital Partners, L.P., a financial services company, in July 2020, and is a Managing Partner and member of the Management Committee. As of June 2020, Mr. Ubben retired from his positions at ValueAct Capital Management, L.P., a financial services company which he founded in 2000, where he served as Chief Executive Officer, member of the Management Committee, Chief Investment Officer, and Portfolio Manager. Mr. Ubben also founded Inclusive Capital Partners Spring Master Fund, L.P., an investment fund formerly known as ValueAct Spring Master Fund, L.P. in 2018, and currently serves as Portfolio Manager. Mr. Ubben has served as a member of the boards of directors of numerous public and private companies, including: AppHarvest, Inc. (Nasdaq: APPH), an agriculture technology company, where he has served since March 2019, and is a member of the nominating and corporate governance committee; The AES Corporation (NYSE: AES), an electrical power distribution company, where he has served since January 2018, and is a member of the compensation and financial and audit committees; Enviva Partners, LP (NYSE: EVA), an industrial wood pellet production company, where he has served since June 2020, and is a member of the compensation and health, safety, sustainability and environmental committees; Twenty-First Century Fox, Inc. (Nasdaq: TFCF and TFCFA), a multinational mass media corporation which was acquired by Walt Disney Co (NYSE: DIS) in March 2019, from November 2015 to April 2018; and Willis Towers Watson plc (NYSE: WSH), a multinational risk management, insurance brokerage and advisory company (“Willis Towers”), from January 2016 to November 2017, and Willis Group Holding plc, a subsidiary of Willis Towers, from July 2013 to January 2016. Mr. Ubben received a bachelor of arts degree in economics and political science from Duke University and an M.B.A. from the Kellogg School of Management at Northwestern University. We believe Mr. Ubben is qualified to serve on our board of directors due to his extensive background in finance and experience with numerous public company boards.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. These persons are required to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our executive officers, directors and greater than 10% stockholders complied on a timely basis with all Section 16(a) filing requirements applicable to them with respect to transactions during 2020, with the exception of the following: a Form 4 for Pablo M. Koziner required to be filed by December 8, 2020 was filed on March 8, 2021; a Form 4 for De Witt C. Thompson, V required to be filed by September 14, 2020 was filed on September 16, 2020; and a Form 4 for Trevor R. Milton, for shares indirectly held by M&M Residual, LLC, required to be filed for transactions in January 2020 and February 2021 was filed on February 16, 2021.

Code of Ethics

We believe that our corporate governance initiatives comply with the Sarbanes-Oxley Act and the rules and regulations of the SEC adopted thereunder. In addition, we believe our corporate governance initiatives comply with the rules of Nasdaq. Our board of directors will continue to evaluate our corporate governance principles and policies.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees. The code addresses various topics, including:
• compliance with laws, rules and regulations;
• confidentiality;
• conflicts of interest;
• corporate opportunities;
• fair dealing;
• payments or gifts from others;
• health and safety;
• insider trading;
• protection and proper use of company assets; and
• record keeping.

Our board of directors has also adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer and Chief Financial Officer as well as other key management employees addressing ethical issues. Our Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers can only be amended by the approval of a majority of our board of directors. Any waiver to our Code of Business Conduct and Ethics for an executive officer or director or any waiver of the Code of Ethics for Senior Financial Officers may only be granted by our board of directors or our nominating and corporate governance committee and must be timely disclosed as required by applicable law. We have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees.

Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our audit committee.

To date, there have been no waivers under our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers. We intend to disclose future amendments to certain provisions of these codes or waivers of such codes granted to executive officers and directors on our website at www.nikolamotor.com within four business days following the date of such amendment or waiver.

Corporate Governance Documents

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, charters for each of the audit, compensation and nominating and corporate governance committees and other corporate governance documents, are posted on the investors section of our website at www.nikolamotor.com/investors under the heading “Corporate Governance — Governance Documents.” In addition, stockholders may obtain a printed copy of these documents by writing to Secretary, Nikola Corporation, 4141 E Broadway Road, Phoenix, Arizona 85040.

Board Committees

We have established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which operate under a charter that has been approved by our board of directors. We believe that the composition of these committees meets the criteria for independence under, and the functioning of these committees complies with the applicable requirements of, the Sarbanes-Oxley Act, and the current rules and regulations of the SEC and Nasdaq. We intend to comply with future requirements to the extent they are applicable to us. Each committee has the composition and responsibilities described below.

Audit Committee

Number of Members:	3
Members:	Steven M. Shindler, Chair
Sophia Jin
Michael L. Mansuetti
Number of Meetings in 2020 (following the completion of the Business Combination)	2

Functions	The functions of this committee include, among other things:
•evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
•reviewing our financial reporting processes and disclosure controls;
•reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•reviewing the adequacy and effectiveness of our internal control policies and procedures, including the effectiveness of our internal audit function;
•reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;
•preparing the report that the SEC requires in our annual proxy statement;

•reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of ethics;

•reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;
•reviewing and evaluating the audit committee charter biennially and recommending any proposed changes to the board;

•obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

•monitoring the rotation of our independent auditor’s lead audit and concurring partners and the rotation of other audit partners as required by law;

•prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•reviewing our annual and quarterly financial statements and reports and discussing the statements and reports with our independent auditors and management;

•reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies;

•reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments; and
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, auditing or other matters.

Our board of directors has determined that each member of the audit committee satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, our board of directors examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Our board of directors determined that Mr. Shindler qualifies as an “audit committee financial expert” within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, the board considered Mr. Shindler’s formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.

Compensation Committee

Number of Members:	3
Members:	Gerrit A. Marx, Chair
Bruce L. Smith
DeWitt C. Thompson, V
Number of Meetings in 2020 (following the completion of the Business Combination)	2

Functions	The functions of this committee include, among other things:
•reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
•reviewing and approving the compensation and other terms of employment of our executive officers;
•reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
•making recommendations to the board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the board;
•reviewing and making recommendations to the board regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
•administering our equity incentive plans, to the extent such authority is delegated by the board;

•reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensation, perquisites and special or supplemental benefits for our executive officers;

•reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•preparing an annual report on executive compensation that the SEC requires in our annual proxy statement; and
•reviewing and evaluating the compensation committee charter biennially and recommending any proposed changes to the board.

Our board of directors has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq.

Nominating and Corporate Governance Committee

Number of Members:	3
Members:	Jeffrey W. Ubben, Chair
Stephen J. Girsky
Mary L. Petrovich
Number of Meetings in 2020 (following the completion of the Business Combination)	3

Functions:	The functions of this committee include, among other things:
•identifying, reviewing and making recommendations of candidates to serve on the board;
•evaluating the performance of the board, committees of the board and individual directors and determining whether continued service on the board is appropriate;
•evaluating nominations by stockholders of candidates for election to the board;
•evaluating the current size, composition and organization of the board and its committees and making recommendations to the board for approvals;
•developing a set of corporate governance policies and principles and recommending to the board any changes to such policies and principles;
•reviewing issues and developments related to corporate governance and identifying and bringing to the attention of the board current and emerging corporate governance trends; and
•reviewing periodically the nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to the board.

Our board of directors has determined that each of the members of our nominating and corporate governance committee satisfies the independence requirements of Nasdaq.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

We are a technology innovator and integrator, working to develop innovative energy and transportation solutions. We are pioneering a business model that will enable corporate customers to integrate next-generation truck technology, hydrogen fueling infrastructure, and related maintenance. By creating this ecosystem, we and our strategic business partners hope to build a long-term competitive advantage for clean technology vehicles and next generation fueling solutions.

We believe the fundamental measure of our success will be the stockholder value we create over the long term. Our executive compensation program is designed to reward the successful development and commercialization of transportation and energy solutions, objectives we expect to take multiple years to fully realize. Accordingly, consistent with our origins as a start-up and the nature of these business goals, our compensation scheme is oriented heavily towards long-term equity incentive awards that vest over an extended period, coupled with below-market base salaries and no annual cash bonus program. We believe our executive compensation program is designed to foster long-term thinking and decision making, rewards execution over many years and is aligned with our stockholders’ interests to reward behaviors that generate sustained value creation for the Company. We do not reward the narrow achievement of a few discrete, short-term performance goals, financial or otherwise.

This Compensation Discussion and Analysis addresses our compensation structure and compensation philosophy following the closing of the Business Combination, once we became a public company.

Role of the Compensation Committee

Our compensation committee has overall responsibility for recommending to our board of directors the compensation of our Chief Executive Officer and determining the compensation of our other executive officers. Each member of our compensation committee qualifies as an “independent director” under Nasdaq stock market rules.

Our compensation committee regularly reviews our executive compensation program to ensure we are well positioned from governance, business, talent and competitive perspectives. We may from time to time make new equity awards or adjust components of our executive compensation program in connection with our periodic compensation review. Our compensation committee meets regularly in executive session without members of management present. Additionally, our Chief Executive Officer is not present during our board of directors or our compensation committee deliberations or votes on his compensation.

Role of Executive Management

Management is responsible for recommending and administering the structure and design of our compensation programs. Management recommends key performance objectives, strategies and plans to achieve those objectives, and the alignment between the achievement of those performance objectives and the compensation to be realized by our employees, including our executive officers. Our compensation committee considers these recommendations, determines the compensation structure and goals using its own judgment, and approves the specific compensation for each of our executive officers, other than for our Chief Executive Officer whose compensation is approved by our board of directors.

In addition, our board of directors has delegated certain responsibilities to management to grant and administer quarterly equity awards, subject to board-approved guidelines and limitations. For example, management is not authorized to grant stock awards to any of our executive officers, nor may it grant awards in excess of individual or aggregate limitations. Our board of directors has delegated to our compensation committee oversight authority over management’s execution of its delegated responsibilities.

Compensation Program Objectives

The primary objectives of our executive compensation program are to:

•Attract, retain, incent and reward highly qualified executives who are committed to our mission, objectives and a “shared success” culture.

•Create an internally equitable and externally competitive compensation program that rewards executives for their performance and contributions to our long-term business results.

•Ensure the predominant portion of each executive’s compensation is tied to our share price performance, thereby aligning executive interests directly with those of our stockholders.

•Reward performance over multiple years by vesting equity awards following the third anniversary of grant, thereby aligning the timing of executive compensation with the time horizon required by business objectives.

•Adhere to the highest standards of corporate governance through the deliberate and objective review and approval by an independent board and disclosure of our programs to our stockholders. Specifically, we believe that transparency to stockholders regarding our executive compensation program with enough information and context to assess our program and practices, and their effectiveness, is essential.

Compensation Program Elements

We believe the best measure of our performance is how we are valued over the long term. To focus our executives on the achievement of key initiatives and reward them with the creation of long-term value, we pay them primarily with restricted stock unit awards that have long vesting periods. Our executive compensation program has two basic components:

Compensation Element	Principles and Objectives
Annual Salary	•Promotes value creation with salaries that are significantly below competitive norms.
Equity Awards	•Promotes a foundation of retention and optimizes stockholder alignment.
•Denominated as an annual grant value, delivered as restricted stock units, that cliff-vest following the third anniversary of grant.

Prospective Annual Cash Compensation(1)	Prospective Annual Cash Bonus(2)	Cliff Vesting Period for Annual and Performance Stock Grants	Amount of 2020 Performance Stock Award Earned to Date by Current NEOs
$1	$0	3 YEARS	$0
(1)    Salaries were paid by Legacy Nikola to our executive officers in 2020 prior to the Business Combination. See the section entitled “—Summary Compensation Table.”
(2)    Our Chief Financial Officer was paid a cash bonus in 2020 in connection with Legacy Nikola’s Series D preferred stock financing prior to the Business Combination. See the section entitled “—Summary Compensation Table.”

CEO 2020 Pay Highlights

The compensation of our Chief Executive Officer is comprised primarily of stock awards that require continued service over three years and, in the case of the performance award described below, require significant appreciation in our share price prior to performance shares being earned by our Chief Executive Officer. This approach ensures our stockholders are rewarded by our performance over time prior to our executive officers realizing compensation from stock awards made in 2020.

2020 Base Salary Realized Before the Business Combination	Percentage of RSUs Granted in 2020 With Performance Conditions	Number of RSUs Granted in 2020 that Vest Prior to 2023	Number of Shares of 2020 Performance Award that Vest if Performance Targets are not Achieved	Projected Annualized Total Stockholder Return Required for the CEO to Earn the Full Performance Award(1)
$173,076	87%	0	0	76.5%

(1) Represents the annualized return required to achieve the highest share price milestone of $55 over the three year performance period from the Business Combination stock price of $10.

CEO Pay Mix 2020

The pay mix of compensation awarded to our Chief Executive Officer is variable, at-risk and contingent on us achieving our key product development targets, commercial growth plans, and delivering sustained increases in stockholder value.

Annual Salary

In connection with the closing of the Business Combination and adoption of the 2020 compensation program, each named executive officer requested a salary of $1.00 per year going forward, declining all salary above that amount. Our executive officers are committed to our long-term success and have willingly foregone near-term cash compensation for the opportunity to create innovative products and energy ecosystems that will positively impact the world.

Equity Awards

A core principle of our executive compensation program is that the majority of compensation awarded to our executive officers is variable, at-risk, performance-based and dependent on the long-term performance of our common stock. This means that our executives are rewarded when they produce value for our stockholders through the achievement of our product and commercial objectives and, ultimately, when our stockholders are rewarded.

In June 2020, we approved equity awards to each of our executive officers in connection with the Business Combination, in the form of time-based restricted stock units that vest wholly on the third anniversary of the grant date. The annual values of the time-based restricted stock units reflected in the table below were designed to approximate competitive total compensation levels generally applicable to each position, recognizing that our cash compensation is comprised solely of $1 and no annual bonus. For 2020, the number of restricted stock units granted was determined by dividing the grant value by the Business Combination stock price of $10 per share. Going forward, the number of restricted stock units granted will be determined by dividing the grant value by the average closing stock price over the 20-trading days prior to the date of grant.

Pay Determination

Our compensation committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable. Our compensation committee did not engage an outside advisor with respect to the development of the 2020 executive compensation or director compensation programs.

Due to the uniqueness of our business, the relative immaturity of the industry, and the lack of direct competitors, we do not use a peer group of specific companies for compensation comparisons. Nevertheless, we reference executive compensation data from a broad array of industrial companies, adjusted to reflect our relative size and market valuation, to understand relevant and applicable market data for executive positions. We believe the target total annual pay for each executive officer, including that for the Chief Executive Officer, is appropriately positioned vis-à-vis the competitive norms established by a broad array of comparably sized industrial companies.

Furthermore, and in our view just as importantly, we actively manage the differences in pay across job levels to appropriately reflect the internal value of positions relative to each other, recognizing the team-based nature of work and the impact of pay equity on the engagement of our employees and internal culture. We believe these pay ratios reflect an appropriate balance between external competitiveness by position and internal equity.

Post-Business Combination Annual Compensation for 2020

Name and Position	Annual Salary ($) (1)	Target Bonus ($)(2)	Target Stock Award ($)(3)	Target Total Pay ($)
Mark A. Russell President and Chief Executive Officer	1	0	6,000,000	6,000,001
Kim J. Brady Chief Financial Officer	1	0	3,200,000	3,200,001
Pablo M. Koziner President, Energy & Commercial	1	0	3,100,000	3,100,001
Britton M. Worthen Chief Legal Officer	1	0	3,000,000	3,000,001
Joseph R. Pike Chief Human Resources Officer	1	0	2,000,000	2,000,001
Trevor R. Milton Former Executive Chairman	1	0	6,000,000	6,000,001

(1) Salaries were paid by Legacy Nikola to our executive officers in 2020 prior to the closing of the Business Combination. See the section entitled “Summary Compensation Table.”
(2) Our Chief Financial Officer was paid a cash bonus in 2020 in connection with Legacy Nikola’s Series D preferred stock financing prior to the Business Combination. See the section entitled “Summary Compensation Table.”
(3) Time-based RSUs vest 100% following the third anniversary of grant, subject to continued service through that date.

One-Time 2020 Performance Award

During the second quarter of 2020, in anticipation of and in connection with the Business Combination, executive management and the independent members of our board of directors began discussions about how to structure a one-time incentive award to lead Nikola through the next phase of its development by promoting the creation of stockholder value through the achievement of key vehicle and commercial milestones. After analysis by our independent board members, our board of directors granted a one-time performance award to each of our named executive officers as of the effective date of the Business Combination, June 3, 2020. We believe these performance awards are within the competitive range of multi-year grants made by companies in connection with initial public offerings. We do not expect to grant additional performance awards to our executive officers during the three-year performance period.

The performance award is comprised of a restricted stock unit award with a three-year performance period, divided among three separate tranches that are each dependent on the sustained achievement of a defined share price milestone. Each of the three tranches of the performance award will vest upon certification by our board of directors that both (i) the share price milestone for such tranche, which begins at $25 for the first tranche and increases by share price increments of $15 thereafter to $40 and to $55 and (ii) continued employment through the end of the performance period, are met. The share price milestones are deemed achieved only if our closing share price meets or exceeds the specific share price milestone for 20 consecutive trading days during the performance period. Any performance awards underlying share price milestones that are not achieved will be cancelled.

Achieving a share price of less than $25 results in no performance awards being earned. Under this approach, our market capitalization is required to increase from its initial approximate $4 billion valuation (at a share price of $10) to approximately $10 billion (at a share price of $25) prior to any performance awards being earned, effectively ensuring stockholders receive a return prior to the executive officers being compensated.

Achieving a share price of more than $55 results in no additional shares or vesting to our named executive officers under the performance award. This approach limits the number of potential shares earned under the performance award.

In establishing the share price milestones, our board of directors considered a variety of factors, including our then-current stage of development, internal product development targets and commercial growth plans and anticipated growth trajectory. These reference points led to market capitalization multiples that were then translated into specific share price targets. Our board of directors considers each of the share price milestones to be challenging hurdles. For example, to meet all three share price milestones, we will have to add approximately $18 billion to our initial market capitalization of approximately $4 billion at the time of the closing of the Business Combination, reflecting significant appreciation in stockholder value over a three-year period.

In light of Mr. Milton’s separation from the Company in September 2020, the other executive officers volunteered, and our board of directors approved, to reset the commencement of the performance period to September 20, 2020, in order to clearly demonstrate our desire to align compensation with the stockholder experience and expectations. The end of the performance period on June 3, 2023 remains unchanged.

The aggregate number of shares underlying the performance award were determined as a percentage of the net gains to stockholders at each share price milestone, as shown in the table below. The plan design ensures the equity value of the Company is increased by 150% before our named executive officers earn an incentive payout.

Share Price	Nikola Equity Value	Incremental Gains to Stockholders	Gains to Stockholders (%)	Gains to Executive Officers (%)	Aggregate Value of Incentive	Total Performance Shares (#)
$10.00 (Price @ Grant)	$ 4 billion	—	—%	—%	—	—
$25.00	$10 billion	$6 billion	98.5%	1.5%	$ 90 million	3,598,000
$40.00	$16 billion	$12 billion	97.0%	3.0%	$360 million	8,994,000
$55.00	$22 billion	$18 billion	95.0%	5.0%	$900 million	16,356,000

The number of restricted stock units underlying the performance awards granted to each of our named executive officers in June 2020 with the potential to be earned upon the achievement of each share price milestone is as follows:

	Performance Awards Granted in June 2020						Performance Awards Granted in December 2020
Share Price	Former Executive Chairman (1)	Chief Executive Officer	Chief Financial Officer	Chief Legal Officer	Chief Human Resources Officer	Total Performance Shares Granted	President, Energy & Commercial (2)	Total Performance Shares Outstanding (3)
$10.00	—	—	—	—	—	—	—	—
$25.00	1,069,000	1,069,000	570,000	534,000	356,000	3,598,000	400,557	3,998,557
$40.00	1,603,000	1,603,000	855,000	801,000	534,000	5,396,000	600,835	5,996,835
$55.00	2,187,000	2,187,000	1,166,000	1,093,000	729,000	7,362,000	819,320	8,181,320
Total	4,859,000	4,859,000	2,591,000	2,428,000	1,619,000	16,356,000	1,820,712	18,176,712
Total Value	$138,644,298	$138,644,298	$73,930,310	$69,279,349	$46,198,744	$466,696,999	$18,402,917

(1) In connection with Mr. Milton’s termination from the Company in September 2020, all performance awards granted to him were canceled and returned.
(2) In connection with Mr. Koziner’s promotion to President, Energy & Commercial and being appointed an executive officer of the Company, the Company granted performance awards to him on the same terms as the other named executive officers but with the number of performance shares adjusted by the number of months remaining in the performance period and adjusted by the stock price at the time the grant was approved by the Board in December 2020.
(3) This column shows the total number of shares underlying performance awards outstanding as of the end of the fiscal year after accounting for the cancellation of Mr. Milton’s award and the grant of Mr. Koziner’s award.

The potential value to be realized by our named executive officers under the performance award program upon the conclusion of the performance period varies widely depending on, among other things, our ability to achieve our internal product and commercial objectives and the external industrial and macroeconomic circumstances at the time of vesting. For illustration, performance awards are unearned and have no realizable value at share prices below $25. Realized compensation is not a substitute for reported compensation in evaluating our compensation structure, but we believe that realized compensation is an important factor in understanding that the value of compensation that our named executive officers ultimately realize is dependent on a number of factors, including: (i) the vesting of certain awards only upon the successful achievement of a number of share price milestone targets, including milestones that have not yet been achieved; (ii) the fact that our named executive officers do not receive any cash if they do not actually sell shares and thereby reduce their investment in us, and do not receive any cash to the extent that they sell only shares sufficient to cover income taxes with respect to their earned awards; and (iii) the then-current market value of our common stock at the times at which our named executive officers may elect to actually sell their shares.

If a change in control occurs prior to the end of the three-year performance period, the achievement of share price milestones will be based on our performance through the closing of such change in control. The amount of the performance award that would have been earned based on this measurement will be converted to time-based restricted stock units immediately prior to the change in control (the “Converted Awards”). The Converted Awards shall vest on the final day of the performance period, subject to the executive’s continued service as an employee of the successor corporation through the end of the performance period. In the event the Converted Awards are not assumed or continued, or an equivalent award substituted, the Converted Awards shall become fully vested immediately prior to the consummation of such change in control.

No Perquisites Policy

We do not provide perquisites or other personal benefits to our named executive officers, all of whom are employed on an at-will basis. We do not maintain nonqualified deferred compensation plans, supplemental executive retirement plan benefits, or change-in-control benefits for our executive officers. Additionally, we do not provide tax gross-ups except in the case of standard relocation benefits available to similarly situated executives. During 2020, we provided a reimbursement for qualified moving expenses in the aggregate amount of $27,287 to Mr. Brady to facilitate his relocation to Phoenix, Arizona, and provided him an additional $23,279 to offset the taxes incurred by that reimbursement.

Health and Welfare Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our employees:

•health, dental and vision insurance;
•life insurance and accidental death and dismemberment insurance;
•a 401(k) plan for which no match was provided during 2020;
•vacation and paid holidays;
•short-and long-term disability insurance; and
•a health savings account.

Anti-Hedging Policy

Under our insider trading policy, our directors, officers, employees, consultants and contractors are prohibited from engaging in short sales of our securities, purchases of our securities on margin, hedging or monetization transactions through the use of financial instruments, and options and derivatives trading on any of the stock exchanges or futures exchanges, without prior written pre-clearance from our Chief Legal Officer or Chief Financial Officer.

Summary Compensation Table

The following table sets forth information concerning the total compensation of our named executive officers in 2020.

Name and principal position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Mark A. Russell President and Chief Executive Officer	2020	173,077	—	159,026,298	—	—	159,199,375
	2019	250,866	—	—	6,307,496	—	6,558,362
Kim J. Brady Chief Financial Officer	2020	144,231	1,041,139	84,800,710	—	50,566	86,036,646
	2019	250,000	—	—	—	12,451	262,451
Pablo M. Koziner President, Energy & Commercial	2020	2	—	31,473,917	—		31,473,919
Britton M. Worthen Chief Legal Officer	2020	144,231	—	79,470,349	—		79,614,580
Joseph R. Pike Chief Human Resources Officer	2020	115,385	—	52,992,744	—		53,108,129
Trevor R. Milton Former Executive Chairman	2020	153,462	—	159,026,298(6)	—		159,179,760
	2019	266,000	—	—	—	—	266,000

(1) The salary amounts reflect the actual base salary payments earned by our named executive officers in the applicable fiscal year. For 2020, the amounts shown represent total salary paid to the named executive officers during full fiscal year 2020, reflecting pre-Business Combination salaries to Messrs. Russell, Brady, Worthen, Pike and Milton of $300,000, $250,000, $250,000, $200,000 and $266,000, respectively, and post-Business Combination salaries of $1 to each of the named executive officers.
(2) Pursuant to Mr. Brady’s employment agreement with Legacy Nikola, the amount shown in this column represents a cash bonus paid in connection with Legacy Nikola’s Series D investment round, prior to the Business Combination.
(3) The amounts in this column represent the aggregate fair value of restricted stock unit awards and market-based performance restricted stock unit awards computed as of the grant date of each award in accordance with ASC 718 for financial reporting purposes, rather than amounts paid to or realized by the individual. The one-time 2020 Performance Award is intended to compensate our named executive officers over its three-year term and will become vested as to all shares subject to it only if our share price increases to $55 during the three-year performance period. Each tranche of the total number of shares subject to the award will become earned only to the extent specific share price milestones are achieved, and earned shares are only distributed at the conclusion of the performance period subject to such executive’s officer’s continued service. This award was designed to be an incentive for future performance that would take many years, if at all, to be achieved. Further, each of the performance milestones was selected to be difficult to achieve and dependent on our achievement of our product and commercial objectives over many years. Any performance awards not earned upon the end of the performance period will be forfeited. As of the date of this filing, none of the share price milestones have been achieved and none of the performance awards have been earned. See the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards. There can be no assurance that stock award performance milestones will be achieved (in which case no value will be realized by the individual) or that the value upon achievement will approximate the fair value as computed in accordance with ASC 718.
(4) The amounts in this column represent the aggregate fair value of the option awards computed as of the grant date of each award in accordance with ASC 718 for financial reporting purposes, rather than amounts paid to or realized by the individual. There can be no assurance that option awards will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the fair value as computed in accordance with ASC 718.
(5) We made no matching contributions to the 401(k) Plan during 2020. Pursuant to Mr. Brady’s employment agreement, in connection with his relocation to Phoenix, Arizona, we paid $27,287 for qualified relocation expenses and an associated $23,279 to offset the taxes incurred by that relocation reimbursement during 2020. Additionally, we paid or reimbursed airfare and temporary living expenses in the amount of $8,395, plus a corresponding tax gross up payment of $4,056 during 2019.
(6) In September 2020, we entered into a separation agreement with our former executive chairman which resulted in a modification of his 600,000 time-based restricted stock units and cancellation of all market-based performance restricted stock units. The modification resulted in us recognizing total stock-based compensation of $16.5 million for the awards.

Grants of Plan-Based Awards Table

The following table presents information regarding grants of plan-based awards to each of our named executive officers during the fiscal year ended December 31, 2020:

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	(#)(2)	($)(3)
Mark A. Russell	2020/06/03	—		—	600,000	20,382,000
	2020/06/03	—	1,069,000	—	—	30,502,316
	2020/06/03	—	1,603,000	—	—	45,739,208
	2020/06/03	—	2,187,000	—	—	62,402,774
Kim J. Brady	2020/06/03	—	—	—	320,000	10,870,400
	2020/06/03	—	570,000	—	—	16,264,098
	2020/06/03	—	855,000	—	—	24,396,146
	2020/06/03	—	1,166,000	—	—	33,270,066
Pablo M. Koziner	2020/08/17	—	—	—	300,000	13,071,000
	2020/12/22	—	400,557	—	—	5,363,458
	2020/12/22	—	600,835	—	—	6,236,837
	2020/12/22	—	819,320	—	—	6,802,622
Britton M. Worthen	2020/06/03	—	—	—	300,000	10,191,000
	2020/06/03	—	534,000	—	—	15,236,891
	2020/06/03	—	801,000	—	—	22,855,337
	2020/06/03	—	1,093,000	—	—	31,187,120
Joseph R. Pike	2020/06/03	—	—	—	200,000	6,794,000
	2020/06/03	—	356,000	—	—	10,158,587
	2020/06/03	—	534,000	—	—	15,237,881
	2020/06/03	—	729,000	—	—	20,802,276
Trevor R. Milton	2020/06/03	—		—	600,000	20,382,000(4)
	2020/06/03	—	1,069,000	—	—	30,502,316(4)
	2020/06/03	—	1,603,000	—	—	45,739,208(4)
	2020/06/03	—	2,187,000	—	—	62,402,774(4)
(1) Represents market-based performance restricted stock units granted pursuant to the 2020 Plan on June 3, 2020 based upon the achievement of share price milestones of our common stock between September 20, 2020 through June 3, 2023, subject to continued service through June 3, 2023. The target number of shares will be either earned or unearned; there are no threshold or maximum levels of the award.
(2) For all named executive officers other than Mr. Koziner, represents time-based RSUs granted pursuant to the 2020 Plan on June 3, 2020 which vest 100% following the third anniversary of grant, subject to continued service through June 3, 2023. For Mr. Koziner, who was not an executive officer of the Company at the time of his hire in June 2020, the amount shown represents time-based RSUs granted pursuant to the 2020 Plan on June 3, 2020 which vest semi-annually through the third anniversary of grant, subject to continued service through June 3, 2023.
(3) The amounts in this column represent the aggregate fair value of restricted stock unit awards and market-based performance awards computed as of the grant date of each award in accordance with ASC 718 for financial reporting purposes, rather than amounts paid to or realized by the individual. See the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards. There can be no assurance that stock award performance milestones will be achieved (in which case no value will be realized by the individual) or that the value upon achievement will approximate the fair value as computed in accordance with ASC 718.
(4) In September 2020, we entered into a separation agreement with our former executive chairman which resulted in a modification of his 600,000 time-based restricted stock units and cancellation of all market-based performance restricted stock units. The modification resulted in us recognizing total stock-based compensation of $16.5 million for the awards.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding outstanding equity awards for each of our named executive officers as of December 31, 2020:

		Option Awards				Stock Awards
Name	Date Granted	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested ($)(4)
Mark A. Russell	2019/02/27	8,843,299	—	1.06	2029/02/26	—	—	—	—
	2020/06/03	—	—	—	—	600,000	9,156,000	—	—
	2020/06/03	—	—	—	—	—	—	1,069,000	16,312,940
	2020/06/03	—	—	—	—	—	—	1,603,000	24,461,780
	2020/06/03	—	—	—	—	—	—	2,187,000	33,373,620
Kim J. Brady	2017/11/13	5,185,232	—	1.06	2027/11/12	—	—	—	—
	2018/12/21	5,090,182	—	1.06	2028/12/20	—	—	—	—
	2020/06/03	—	—	—	—	320,000	4,883,200	—	—
	2020/06/03	—	—	—	—	—	—	570,000	8,698,200
	2020/06/03	—	—	—	—	—	—	855,000	13,047,300
	2020/06/03	—	—	—	—	—	—	1,166,000	17,793,160
Pablo M. Koziner	2020/08/17	—	—	—	—	275,000	4,196,500	—	—
	2020/12/22	—	—	—	—	—	—	400,557
	2020/12/22	—	—	—	—	—	—	600,835	9,168,742
	2020/12/22	—	—	—	—	—	—	819,320	12,502,823
Britton M. Worthen	2017/11/01	61,482	—	1.06	2027/10/31	—	—	—	—
	2018/10/17	1,634,860	—	1.06	2028/10/16	—	—	—	—
	2018/11/01	55,326	—	1.06	2028/10/31	—	—	—	—
	2018/12/31	750,644(5)	—	1.06	2028/12/31	—	—	—	—
	2019/03/19	2,851,500	—	1.06	2029/03/18	—	—	—	—
	2020/06/03	—	—	—	—	300,000	4,578,000	—	—
	2020/06/03	—	—	—	—	—	—	534,000	8,148,840
	2020/06/03	—	—	—	—	—	—	801,000	12,223,260
	2020/06/03	—	—	—	—	—	—	1,093,000	16,679,180
Joseph R. Pike	2018/10/17	409,712	—	1.06	2028/01/21	—	—	—	—
	2018/12/31	180,153(5)	—	1.06	2028/12/31	—	—	—	—
	2020/06/03	—	—	—		200,000	3,052,000	—	—
	2020/06/03	—	—	—		—	—	356,000	5,432,560
	2020/06/03	—	—	—		—	—	534,000	8,148,840
	2020/06/03	—	—	—		—	—	729,000	11,124,540
Trevor R. Milton	2020/06/03	—	—	—	—	600,000	9,156,000	—	—
(1)Time-based restricted stock units granted to our named executive officers vest 100% following the third anniversary of grant. The restricted stock units shown for Mr. Koziner, granted prior to him becoming an executive officer in December 2020, vest semi-annually over three years from the date of grant. The restricted stock units shown for Mr. Milton will be distributed to him on March 15, 2021 in connection with the terms of his separation agreement.
(2)The market value of unvested time-based restricted stock units is calculated based on the closing price of our common stock ($15.26) as reported on The Nasdaq Global Select Market on December 31, 2020.
(3)Market-based performance stock units granted to the named executive officers vest 100% following the third anniversary of grant to the extent we have achieved the defined performance milestones during the performance period. Mr. Milton forfeited his performance unit awards in connection with his separation from us in September 2020.
(4)The market value of unvested market-based performance restricted stock units that have not vested is calculated based on the closing price of our common stock ($15.26) as reported on The Nasdaq Global Select Market on December 31, 2020. Because none of the market-based share price milestones had been achieved by December 31, 2020 and none of the performance award had been earned, the market value of the performance units was $0.
(5)Represents performance-based stock options issued under the Founder Stock Option Plan. These shares fully vested upon the closing of the Business Combination. For further details on the Founder Stock Option Plan, see the section entitled “Certain Relationships and Related Transactions and Director Independence—Transactions with Executive Officers.”

Option Exercises and Stock Vested Table

The following table sets forth the dollar amounts realized pursuant to the vesting or exercise of equity-based awards by each of our named executive officers for the fiscal year ended December 31, 2020:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value realized On Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Mark A. Russell	380,200	3,402,000	—	—
Kim J. Brady	380,200	3,402,000	—	—
Pablo M. Koziner	—	—	25,000	474,500
Britton M. Worthen	380,200	3,402,000	—	—
Joseph R. Pike	65,538	586,437	—	—
Trevor R. Milton	—	—	—	—

(1)In May 2020, Spring NM, which is affiliated with Jeffrey W. Ubben, a member of our board of directors, purchased an aggregate of 2,356,655 shares of Legacy Nikola common stock from certain employees, advisors and former employees of Legacy Nikola, including stock option shares purchased from Messrs. Russell (200,000 shares), Brady (200,000 shares), Worthen (200,000 shares), and Pike (34,476 shares). The equivalent post-Business Combination number of shares of our common stock is shown.
(2)Represents a cash exercise of the option for which we calculated the value realized based on the difference between the fair market value of our common stock on the date of exercise minus the exercise price of the option.
(3)We computed the value realized upon vesting of restricted stock units by multiplying the number of shares of common stock underlying RSUs that vested by the closing price of our common stock on the vesting date.

Potential Payments upon Termination or Change-in-Control

We have entered into employment agreements with each of our named executive officers that provide our named executive officers with severance protections. The employment agreements provide that our named executive officers will be eligible for severance benefits following an involuntary termination of employment without cause, whether or not in connection with a change in control.

Under the employment agreements, if the executive’s employment is terminated by us without cause, whether or not in connection with a change in control, then the executive will be entitled to receive (i) a cash severance payment, (ii) a cash payment covering 18 months of COBRA benefits continuation, (iii) full acceleration of time- based restricted stock units, and (iv) pro-rata acceleration of performance market-based restricted stock units. The severance payments described above are subject to the executive’s execution and non-revocation of a general release of claims in favor of us and continued compliance with customary confidentiality and non-solicitation requirements for a period of two years following termination. All severance payments are subject to compliance with Section 409A.

If a change in control occurs prior to the end of the three-year performance period, the achievement of share price milestones will be based on our performance through the closing of such change in control. The amount of the performance award that would have been earned based on this measurement will be converted to Converted Awards. The Converted Awards shall vest on the final day of the performance period, subject to the executive’s continued service as an employee of the successor corporation through the end of the performance period. In the event that the Converted Awards are not assumed or continued, or an equivalent award substituted for the Converted Awards, the Converted Awards shall become fully vested immediately prior to the consummation of such change in control.

If, following a change in control, our named executive officer is terminated by us or a successor corporation without cause, then all Converted Awards shall fully vest at the time of termination, subject to compliance with Section 409A. For further details on employment agreements with our named executive officers, see the section entitled “Certain Relationships and Related Transactions and Director Independence —Transactions with Executive Officers.”

The following table summarizes the payments that would be made to our named executive officers upon the occurrence of certain qualifying terminations of employment, assuming such named executive officer’s termination of employment with us occurred on December 31, 2020 and where relevant, that a change of control occurred on December 31, 2020.

	Value of Cash Payments ($)					Value of Accelerated Equity Awards ($)
Name	Change in Control Only Single-Trigger	Change in Control Double-Triggers(1)	Involuntary Termination(1)	Death, Disability	Retirement, Voluntary Termination	Change in Control Only Single-Trigger	Change in Control Double-Triggers(2)	Involuntary Termination(2)	Death, Disability(3)	Retirement, Voluntary Termination
Mark A. Russell	—	2,615,604	2,615,604	—	—	—	9,156,000	9,156,000	9,156,000	—
Kim J. Brady	—	1,067,953	1,067,953	—	—	—	4,883,200	4,883,200	4,883,200	—
Pablo M. Koziner	—	1,061,324	1,061,324	—	—	—	4,196,500	4,196,500	4,196,500	—
Britton M. Worthen	—	1,067,853	1,067,853	—	—	—	4,578,000	4,578,000	4,578,000	—
Joseph R. Pike	—	962,853	962,853	—	—	—	3,052,000	3,052,000	3,052,000	—
Trevor R. Milton	—	—	—	—	—	—	—	—	—	9,156,000(4)
(1)For involuntary terminations with or without a change in control, pursuant to their employment agreement s, our named executive officers would be entitled to a cash severance payment plus a cash lump sum amount equivalent to 18 months of COBRA benefits continuation in exchange for a release of claims against us and other covenants determined to be in our best interests.
(2)For involuntary terminations with or without a change in control, all outstanding stock options and restricted stock units immediately vest in full. For involuntary terminations without a change in control, outstanding performance units will vest in an amount based upon the stock price milestones achieved prior to the executive’s termination date and then pro-rated for the amount of time that the executive was employed during the Performance Period. For involuntary terminations following a change in control, outstanding performance units that converted to time vested stock awards units based upon the stock price milestones achieved in the change in control vest. Because all stock options held by our named executive officers had already vested, and because none of the performance stock price milestones had been achieved by fiscal year end, the values shown reflect the number of accelerated time-based restricted stock units multiplied by the closing stock price ($15.26) on the last day of 2020.
(3) For terminations due to death and disability, all outstanding stock options and restricted stock units held by our named executive officers will vest immediately. Outstanding performance units will vest in an amount based upon the stock price milestones achieved prior to the date of the executive’s death or termination due to disability. Because all stock options held by our named executive officers had already vested, and because none of the performance stock price milestones had been achieved by fiscal year end, the values shown reflect the number of accelerated time-based restricted stock units multiplied by the closing stock price ($15.26) on the last day of 2020.
(4)Represents value as of December 31, 2020. Value as of Mr. Milton’s separation date is $16,548,000.

Equity Compensation Plan Information

The following table summarizes the number of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights granted to our employees, consultants and directors, as well as the number of shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	50,873,467	$1.28	28,523,925
Equity compensation plans not approved by security holders	—	—	—
Total	50,873,467(1)	$1.28	28,523,925(2)

(1)Consists of 32,529,224 shares issuable upon exercise of options outstanding under the 2017 Plan, 5,026,531 shares issuable upon vesting of outstanding RSUs under the 2020 Plan, and 13,317,712 shares issuable upon vesting settlement of market-based RSUs outstanding under the 2020 Plan. There are no options outstanding under the 2020 Plan. The weighted average exercise price in column (b) does not take into account the RSUs or market-based RSUs that have no exercise price.
(2)Consists of 24,523,925 shares available for future issuance under the 2020 Plan and 4,000,000 shares available for future issuance the 2020 ESPP as of December 31, 2020.

The table above does not include options granted or issuable pursuant to the Founder Stock Option Plan. For further details on the Founder Stock Option Plan, see the section entitled “Certain Relationships and Related Transactions and Director Independence—Transactions with Executive Officers.”

Director Compensation

The discussion below relates to the compensation of our non-employee directors following the closing of the Business Combination in June 2020.

Our non-employee director compensation program is designed to reward directors solely in the form of stock-based compensation to align the interests of directors with the interests of stockholders. Compensation consists of an annual grant of a restricted stock unit award under the 2020 Plan with a grant date fair market value of $200,000, which vests in full on the first anniversary of such grant date, subject to continued service through such vesting date. In addition, each committee chair is awarded an annual grant of RSUs with a grant date fair market value of $10,000, to vest in full on the first anniversary of such grant date, subject to continued service through such vesting date. The chairman of our board of directors is awarded an annual grant of RSUs with a grant date fair market value of $350,000, to vest in full on the first anniversary such grant date, subject to continued service through such vesting date.

For the initial award of RSUs following the closing of the Business Combination, the number of RSUs granted was based upon the Business Combination stock price of $10.00 per share, vesting in full on June 3, 2021 subject to continued service through such vesting date. Subsequent grants of RSUs under the non-employee director compensation program will be granted annually on the next business day following our annual meeting of stockholders, with the number of shares subject to such annual RSU grant based upon the average closing stock price of our common stock over the 21-trading days prior to the grant date.

Compensation under the director compensation program is subject to the annual limits on non-employee director compensation set forth in the 2020 Plan. In addition, each equity award granted to the eligible directors under the director compensation program will vest in full immediately prior to the occurrence of a change in control (as defined in the 2020 Plan) to the extent outstanding at such time, subject to continued service through the closing of such change in control.

We reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board and committee meetings. Employee directors do not receive any compensation for service as a member of our board of directors.

The following table shows certain information with respect to the compensation of our non-employee directors during the fiscal year ended December 31, 2020. For directors elected in June 2020, the number of RSUs granted was determined based on the Business Combination stock price of $10.00 per share while the values shown represent the fair value of the award on the date of grant, reflecting the influence of our share price volatility on the grant date fair value. For directors appointed after June 2020, the number of RSUs was determined by dividing the grant value by the average closing stock price over the 21-trading days prior to the date of grant.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	All other compensation ($)	Total ($)
Stephen J. Girsky	—	813,154	—	813,154
Sophia Jin	—	679,400	—	679,400
Michael L. Mansuetti	—	679,400	—	679,400
Gerrit A. Marx	—	713,370	—	713,370
Mary L. Petrovich(2)	—	72,487	—	72,487
Steven M. Shindler(3)	—	134,778	—	134,778
Bruce L. Smith(4)	—	98,920	—	98,920
Lonnie R. Stalsberg(5)	—	679,400	—	679,400
DeWitt C. Thompson, V	—	679,400	—	679,400
Jeffrey W. Ubben	—	713,370	—	713,370
(1)Amounts represent the aggregate fair value of the RSUs computed as of the grant date of each award in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) for financial reporting purposes, rather than amounts paid to or realized by the named individual. See the notes to our consolidated financial statements included elsewhere in this prospectus for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards.
(2)Ms. Petrovich joined our board of directors in December 2020.
(3)Mr. Shindler joined our board of directors in October 2020.
(4)Mr. Smith joined our board of directors in October 2020.
(5)Mr. Stalsberg ceased to be a director effective September 29, 2020.

The following table sets forth the aggregate number of shares of common stock underlying RSUs outstanding on December 31, 2020:

Name	Number of shares
Stephen J. Girsky	25,665
Sophia Jin	20,000
Michael L. Mansuetti	20,000
Gerrit A. Marx	21,000
Mary L. Petrovich	4,307
Steven M. Shindler	6,301
Bruce L. Smith	5,324
Lonnie R. Stalsberg	—
DeWitt C. Thompson, V	20,000
Jeffrey W. Ubben	21,000

In November 2020, members of our board of directors at the time, executive officers, their affiliates and certain entities associated with those individuals, voluntarily agreed to extend their original lock-up provisions which were agreed to in connection with the Business Combination, from December 2020 to April 30, 2021.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee in 2020 was at any time during 2020 or at any other time an officer or employee of ours. Other than disclosed below under the heading “Certain Relationships and Transactions with Related Persons,” no member of our compensation committee had or have any relationships with us that are required to be disclosed under Item 404 of Regulation S-K. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report

The following report of the compensation committee shall not be deemed to be “soliciting material” or “filed” with the SEC or to be incorporated by reference into any other filing by Nikola Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under those Acts.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on its review and those discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by this amendment No. 1 to Annual Report on Form 10-K.

Compensation Committee
Gerrit A. Marx, Chair
Bruce L. Smith
DeWitt C. Thompson, V

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 12, 2021 by: (1) each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each named executive officer as of December 31, 2020, (3) each director and (4) all current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on 393,745,679 shares of common stock outstanding as of April 12, 2021.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable, or RSUs that vest, in each case, within 60 days of April 12, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as otherwise set forth in footnotes to the table below, the address of each of the persons listed below is c/o Nikola Corporation, 4141 E Broadway Road, Phoenix, Arizona 85040.

	Shares Beneficially Owned
Name and address of beneficial owner	Number	% of Ownership
Names Executive Officers and Directors:
Mark A. Russell(1)	49,774,487	12.4%
Kim J. Brady(2)	10,275,414	2.65%
Pablo M. Koziner(3)	65,937	*
Joseph R. Pike(4)	409,712	*
Britton M. Worthen(5)	4,603,168	1.2%
Stephen J. Girsky(6)	1,780,009	*
Sophia Jin(7)	20,000	*
Michael L. Mansuetti(8)	20,000	*
Gerrit A. Marx(9)	21,000	3.4%
Mary L. Petrovich(10)	4,307	*
Steven M. Shindler(11)	408,599	*
Bruce L. Smith(12)	5,324	*
DeWitt C. Thompson, V(13)	13,164,216	3.3%
Jeffrey W. Ubben(14)	13,848,443	3.5%
All executive officers and directors as a group (14 persons)(15)	94,400,616	22.6%
5% Stockholders:
M&M Residual, LLC(16)	79,079,785	21.3%
T&M Residual, LLC(1)	39,876,497	10.2%
Iveco S.p.A.(17)	25,661,448	6.5%
Green Nikola Holdings, LLC(18)	22,130,385	5.6%
*Represents beneficial ownership of less than 1%.
(1)Consists of (i) 1,054,691 shares held by Mr. Russell, (ii) 39,876,497 shares held by T&M Residual, and (iii) options to purchase 8,843,299 shares of common stock held by Mr. Russell that are exercisable within 60 days of April 12, 2021. T&M Residual is owned by Trevor R. Milton and Mark A. Russell. Mr. Russell is the manager of T&M Residual and has sole dispositive power over the shares held by T&M Residual. Mr. Milton has sole voting power over the shares held by T&M Residual. The business address of T&M Residual is c/o Nikola Corporation, 4141 E Broadway Road, Phoenix, Arizona 85040.
(2)Consists of options to purchase 10,275,414 shares of common stock that are exercisable within 60 days of April 12, 2021.
(3)Includes 25,000 RSUs that vest within 60 days of April 12, 2021.
(4)Consists of options to purchase 409,712 shares of common stock that are exercisable within 60 days of April 12, 2021.
(5)Consists of options to purchase 4,603,168 shares of common stock that are exercisable within 60 days of April 12, 2021.
(6)Includes 181,441 shares underlying private warrants, and 24,665 RSUs that vest within 60 days of April 12, 2021.
(7)Consists of 20,000 RSUs that vest within 60 days of April 12, 2021. Does not include shares held by Green Nikola Holdings LLC. Ms. Jin is affiliated with Green Nikola Holdings LLC but has no voting or dispositive power over the shares held by Green Nikola Holdings LLC.
(8)Consists of 20,000 RSUs that vest within 60 days of April 12, 2021. Does not include shares held by Nimbus Holdings LLC. Mr. Mansuetti is affiliated with Nimbus Holdings LLC but has no voting or dispositive power over the shares held by Nimbus Holdings LLC.
(9)Consists of 21,000 RSUs that vest within 60 days of April 12, 2021. Does not include shares held by Iveco. Mr. Marx is affiliated with Iveco but has no voting or dispositive power over the shares held by Iveco.
(10)Consists of 4,307 RSUs that vest within 60 days of April 12, 2021.
(11)Consists of 370,857 shares, 31,441 shares underlying private warrants and 6,301 RSUs that vest within 60 days of April 12, 2021.

(12)Consists of 5,324 RSUs that vest within 60 days of April 12, 2021.
(13)Consists of 13,144,216 shares held by Legend Capital Partners and 20,000 RSUs that vest within 60 days of April 12, 2021. As the Managing Partner of Legend Capital Partners, Mr. Thompson may be deemed to indirectly beneficially own shares held by Legend and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The business address of this stockholder is 1245 Bridgestone Blvd., LaVergne, TN 37086.
(14)Consists of 3,552,006 shares held by Spring NM, 10,275,437 shares held by Spring Master Fund, and 21,000 RSUs that vest within 60 days of April 12, 2021. As the managing member of Spring NM, Mr. Ubben may be deemed to indirectly beneficially own shares held by Spring NM. Shares held by Spring Master Fund may be deemed to be indirectly beneficially owned by Inclusive Capital Partners, L.P. as investment manager to Spring Master Fund. Mr. Ubben disclaims beneficial ownership of securities held by Spring NM and Spring Master Fund except to the extent of his pecuniary interest therein. Mr. Ubben may be deemed to have an indirect pecuniary interest in shares held by Spring NM and Spring Master Fund. The business address of this stockholder is 572 Ruger Street, Suite B, San Francisco, CA 94129.
(15)Consists of (i) 74,981,188 shares beneficially owned by our current executive officers and directors, (ii) options to purchase 24,131,593 shares of common stock that exercisable within 60 days of April 12, 2021, (iii) 1,838,597 RSUs that vest within 60 days of April 12, 2021 and (iv) 212,882 shares underlying exercisable private warrants.
(16)Based on Form 4 filed jointly on April 19, 2021, by Trevor R. Milton and M&M Residual, M&M Residual is wholly-owned by Trevor R. Milton and Mr. Milton has sole voting and dispositive power over shares held by M&M Residual. Includes 2,181,642 shares subject to option held by certain employees pursuant to the Founder Stock Option Plan, including 930,797 options held by Mr. Pike and Mr. Worthen. The business address of this stockholder is P.O. Box 50608, Phoenix, AZ 85076.
(17)Iveco is a wholly-owned subsidiary of CNHI. The business address of this stockholder is 25 St. James’ Street, London, SW1A 1HA, United Kingdom.
(18)Based on Amendment No. 1 to Schedule 13D filed jointly on March 17, 2021, by Green Nikola Holdings LLC, Hanwha General Chemical USA Corp and Hanwha Energy USA Holdings Corp., Green Nikola Holdings LLC has two members, Hanwha General Chemical USA Corp. and Hanwha Energy USA Holdings Corp., which also share voting and investment power over the shares. The business address of this stockholder is 300 Frank W. Burr. Blvd., Suite 52, Teaneck, NJ 07666.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions since January 1, 2020 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.”

Private Placement

On June 3, 2020, a number of purchasers (each, a “Subscriber”) purchased from us an aggregate of 52,500,000 shares of common stock (“PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $525.0 million, pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of March 2, 2020. Pursuant to the Subscription Agreements, we gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the closing of the Business Combination. Inclusive Capital Partners Spring Master Fund, L.P. (f/k/a ValueAct Spring Master Fund, L.P.) (“Spring Master Fund”) which is affiliated with Jeffrey W. Ubben, a member of our board of directors, purchased 5,000,000 shares of common stock in the PIPE for an aggregate purchase price of $50.0 million.

Stockholder Support Agreement

On March 2, 2020, Legacy Nikola, VectoIQ and certain Legacy Nikola stockholders entered into a Stockholder Support Agreement with us (the “Stockholder Support Agreement”) whereby certain Legacy Nikola stockholders agreed to vote all of their shares of Legacy Nikola’s capital stock in favor of the approval and adoption of the Business Combination and related transactions. Additionally, such stockholders agreed not to transfer any of their shares of Legacy Nikola common stock and Legacy Nikola preferred stock (or enter into any arrangement with respect thereto) or enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

Indemnification Agreements

We entered into indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our Certificate of Incorporation and our Bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our Certificate of Incorporation and our Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit our company and our stockholders.

Equity Financings

Series D Preferred Stock Financing

From September 30, 2019 through the closing of the Business Combination, Legacy Nikola sold an aggregate of 25,661,448 shares of Series D preferred stock for an aggregate purchase price of $250.0 million, pursuant to Legacy Nikola’s Series D preferred stock financing. In connection with the Series D preferred stock financing, Legacy Nikola entered into a Series D preferred stock purchase agreement and the CNHI Services Agreement with CNHI and Iveco. Under these agreements, Legacy Nikola issued to Iveco 25,661,448 shares of Series D preferred stock in exchange for a license valued at $50.0 million, $100.0 million in-kind services and $100.0 million in cash.

In 2019, Legacy Nikola issued 5,132,291 shares of Series D preferred stock to Iveco in exchange for $50.0 million. Legacy Nikola also issued 5,953,515 shares of Series D preferred stock to Iveco in exchange for licensed Iveco technology and for $8.0 million in in-kind services.

In 2020, Legacy Nikola issued an additional 5,132,289 shares of Series D preferred stock to CNHI and Iveco in exchange for approximately $50.0 million pursuant to the Series D preferred stock purchase agreement and 9,443,353 shares pursuant to a Technical Assistance Service Agreement as a payment for in-kind services provided in the first and second quarter of 2020 as well as prepayment for additional services to be provided to us during the remainder of 2020 and 2021.

The following table summarizes purchases of Legacy Nikola’s Series D preferred stock by related persons and their affiliated entities. None of Legacy Nikola’s executive officers purchased shares of Series D preferred stock.

Stockholder	Shares of Series D Preferred Stock	Total Purchase Price
Iveco S.p.A.(1)	25,661,448(3)	$250,000,016.92(4)
ValueAct Spring Master Fund, L.P.(2)	1,539,688	$15,000,014.70

(1)Gerrit A Marx is a member of our board of directors and if affiliated with Iveco.
(2)Jeffrey W. Ubben is a member of our board of directors and is affiliated with Spring Master Fund.
(3)Includes shares committed for issuance to Iveco on or prior to the closing of the Business Combination.
(4)Includes a cash investment and value of services rendered and licenses granted pursuant to the CNHI Services Agreement.

Repurchase Agreements

On March 2, 2020, in accordance with the redemption rights granted pursuant to that certain letter agreement by and between Legacy Nikola and Nimbus, dated August 3, 2018, (as amended, the “Nimbus Redemption Letter Agreement”), which gave Nimbus the right to sell back to Legacy Nikola a portion of its shares of Series B preferred stock and Series C preferred stock from time to time upon the consummation of future equity capital raises by Legacy Nikola, Legacy Nikola entered into a

Series B preferred stock repurchase agreement with Nimbus, whereby Legacy Nikola agreed to repurchase 2,850,930 shares of Legacy Nikola’s Series B preferred stock from Nimbus at a price of $8.77 per share for an aggregate repurchase price of $25.0 million and was completed prior to the closing of the Business Combination. The parties agreed that the aggregate repurchase price constituted a credit towards the number of shares that Nimbus would otherwise be entitled to redeem under any letter agreement between Legacy Nikola and Nimbus.

Commercial Agreements

Agreements with Nimbus

On March 2, 2020, Legacy Nikola entered into a Commercial Letter Agreement with Nimbus, whereby Legacy Nikola agreed to use Nimbus’ affiliates’ autonomous driving components on Legacy Nikola’s autonomy equipped trucks, subject to certain conditions, negotiate inverter development, fuel cell power module development and part supply with Nimbus, and obligate Legacy Nikola to receive services resulting in a minimum payment to Nimbus and its affiliates. We believe the terms of this agreement are generally no less favorable to Legacy Nikola than those that could be obtained in similar transactions with unaffiliated third parties. The Nimbus Redemption Letter Agreement was terminated at the closing of the Business Combination.

Agreements with Bosch Entities

We maintain commercial relationships with Robert Bosch, LLC, Robert Bosch Battery Systems, LLC, and Robert Bosch Automotive Steering, LLC (collectively, the “Bosch Entities”). Robert Bosch GmbH is the parent company of the Bosch Entities, and Nimbus is an affiliate of Robert Bosch GmbH. During the year ended December 31, 2020, we recorded research and development expenses of $15.1 million to these entities. As of December 31, 2020, we recorded $2.8 million of accounts payable and $0.8 million in accrued expenses to these entities. As of December 31, 2020, we have remaining purchase obligations of $1.5 million through 2022 to these entities.

Agreements with CNHI/Iveco

On September 30, 2019, Legacy Nikola entered into a European alliance agreement with CNHI and Iveco (“the European Alliance Agreement”) whereby Legacy Nikola and CNHI/Iveco agreed to establish an entity for the purposes of designing, developing, engineering and manufacturing pure electric and hydrogen heavy trucks in Europe. Iveco is a beneficial owner of more than 5% of our common stock and Gerrit A. Marx, a member of our board of directors, serves as president of commercial and specialty vehicles of CNHI. Pursuant to the European Alliance Agreement, Legacy Nikola and Iveco will contribute equal amounts of cash and in kind contributions necessary for each of party to subscribe to 50% of the capital stock of the entity contemplated by the agreement. The initial term of the European Alliance Agreement expires on December 31, 2030, with automatic renewals of ten-year periods unless terminated by either party with written notice received by the non-terminating party no later than December 31, 2029 for the initial term and no later than the end of the 7th year of any subsequent term. We believe the contribution and capitalization terms of this agreement are generally no less favorable to Legacy Nikola than those that could be obtained in similar transactions with unaffiliated third parties.

Transactions with Executive Officers

Immediately following the closing of the Business Combination, pursuant to a redemption agreement, we redeemed 7,000,000 shares of common stock from M&M Residual, LLC (“M&M Residual”) at a purchase price of $10.00 per share. M&M Residual is a Nevada limited liability company that is wholly-owned by Trevor R. Milton, our founder and former executive chairman of the board of directors. The number of shares to be redeemed and the redemption price were determined and agreed upon during negotiations between the various parties to the Business Combination, including Mr. Milton and representatives of VectoIQ, Legacy Nikola and the Subscribers. This redemption was undertaken to allow Mr. Milton, the founder of Legacy Nikola, to attain some liquidity prior to his becoming an executive officer of a publicly traded entity and subject to lock-up restrictions, and it was approved by the disinterested directors of Legacy Nikola.

In 2019, Legacy Nikola entered into an aircraft charter arrangement with Mr. Milton to reimburse him for the flight hours incurred for company use on his personal aircraft. These flight hours were related to business travel by Mr. Milton and other members of the executive team to business meetings and trade conferences, as well as Mr. Milton’s commute between our headquarters in Phoenix, Arizona, and his residence in Utah. We recognized an expense of $1.6 million for the year ended December 31, 2020 for the business use of the aircraft. The aircraft charter arrangement was terminated effective October 2020. We recognized $0.2 million for the provision of solar installation services to Mr. Milton for the year ended December 31, 2020.

As of December 31, 2020, we had no outstanding balances in accounts receivable related to solar installation services to Mr. Milton. Solar installation services were terminated effective October 2020.

In December 2018, M&M Residual issued 6,005,139 performance-based stock options (the “Performance Awards”), pursuant to Legacy Nikola’s Founder Stock Option Plan, effective as of December 31, 2018 (the “Founder Stock Option Plan”). The Performance Awards were issued to recognize the superior performance and contribution of specific employees of Legacy Nikola, including Mr. Milton’s relatives, Travis Milton and Lance Milton, Britton M. Worthen, our Chief Legal Officer and Secretary, and Joseph R. Pike, our Chief Human Resources Officer. M&M Residual owned the shares of Legacy Nikola common stock underlying the Performance Awards, which are considered to be issued by Legacy Nikola for accounting purposes. The Performance Awards were to vest based on Legacy Nikola’s achievement of a liquidation event, such as a private sale or an initial public offering on a U.S. stock exchange. During the year ended December 31, 2020, the performance conditions were met upon the closing of the Business Combination. As a result, we recognized stock-based compensation expense related to these option awards of $7.2 million during the year December 31, 2020.

On April 27, 2020, M&M Residual and an affiliate and VA Spring NM, LLC (currently known as Spring NM, LLC) (“Spring NM”) and an affiliate entered into two agreements under which M&M Residual agreed to transfer 600,000 shares of Legacy Nikola common stock valued at a price of $10.00 per share ($6,000,000 in total) to Spring NM, in exchange for the transfer of certain personal property to Mr. Milton. Jeffrey W. Ubben, a member of our board of directors, is the managing member of Spring NM. The transaction was completed in May 2020.

On May 18, 2020 and May 19, 2020, Spring NM purchased an aggregate of 4,480,000 shares of Legacy Nikola common stock from certain employees, advisors and former employees of Legacy Nikola at a purchase price of $10.00 per share of Legacy Nikola common stock, including shares purchased from the following executive officers: Mark A. Russell, Chief Executive Officer (380,200 shares), Mr. Milton (2,406,860 shares from M&M Residual which is controlled by Mr. Milton), Britton M. Worthen, Chief Legal Officer and Secretary (380,200 shares), Kim J. Brady, Chief Financial Officer (380,200 shares) and Joseph R. Pike, Chief Human Resources Officer (65,539 shares). Jeffrey W. Ubben, a member of our board of directors, is the managing member Spring NM.

On June 2, 2020, T&M Residual, LLC (“T&M Residual”), an entity owned by Mr. Milton and Mr. Russell and managed by Mr. Milton, transferred 26,822,363 shares of Legacy Nikola common stock to Mr. Milton, who then contributed the shares to M&M Residual. In connection with such transfer, Mr. Milton was granted a proxy to vote the remaining shares of common stock held by T&M Residual until the earlier of June 2, 2023 or the earlier death or permanent disability of Mr. Milton. As part of the same transaction, Mr. Russell was appointed as the manager of T&M Residual.

Employment Agreements with Named Executive Officers

Details of the employment agreements for our named executive officers are outlined below.

Employment Agreement with Mark A. Russell

On February 8, 2019, Mark A. Russell entered into an employment agreement with Legacy Nikola to serve as President. Pursuant to the employment agreement, Mr. Russell’ initial base salary was $300,000 per year. Mr. Russell also received incentive stock options pursuant to the 2017 Plan. Mr. Russell’s employment agreement provided that he was eligible to participate in Legacy Nikola’s health and welfare benefit plans maintained for the benefit of its employees. Under his employment agreement, if Mr. Russell’s employment is terminated by Legacy Nikola without cause or due to his resignation for good reason, then his initial incentive stock option grant may be exercised for up to one year from his date of separation, and he was entitled to receive, as severance, twelve months of annual salary and health and welfare benefits for the severance period.

Mr. Russell’s employment agreement contained customary confidentiality, non solicitation and intellectual property assignment provisions.

On June 3, 2020, Mr. Russell entered into an amended and restated employment agreement with us to serve as President and Chief Executive Officer. Mr. Russell’s employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Russell’s annual base salary is $1. Mr. Russell’s employment agreement provides that he is eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. Mr. Russell has declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. Subject to board approval, Mr. Russell is eligible to receive an annual time vested stock award consisting of RSUs for shares of common stock having a value on the date of grant of not less than $6,000,000 (based on an assumed stock value of $10.00 per share for the initial grant), subject to continued employment during a three year cliff vesting schedule, and a performance- based stock award consisting of 4,859,000 RSUs which can be earned upon the achievement of pre-established share price milestones, subject to continued employment during a performance period that ends on the third anniversary of the Closing Date. As of the closing of the Business Combination, all unvested stock options then held by Mr. Russell vested in full. Mr. Russell’s employment agreement contains customary confidentiality, non solicitation and intellectual property assignment provisions.

Pursuant to the employment agreement, in the event of an Involuntary Termination (as defined in the agreement) of Mr. Russell’s employment and subject to Mr. Russell’s delivery of an effective release of claims and ongoing compliance with certain post termination restrictive covenants, including a two year non compete and non solicit covenants and a non disparagement covenant, Mr. Russell will be entitled to receive: (1) a lump sum cash payment in an amount equal to $2,600,000, less applicable withholding taxes; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes; (3) the acceleration in full of all unvested equity and equity based awards, other than Mr. Russell’s performance-based award (and the post termination exercise period for unexercised stock options will be extended to three years following his termination date); and (4) following certification by the board, Mr. Russell’s performance-based stock award will vest in an amount based upon the achievement of the share price milestones prior to his termination date, pro rated for the length of his employment during the performance period.

Employment Agreement with Kim J. Brady

On October 17, 2017, Kim J. Brady entered into an employment agreement with Legacy Nikola to serve as Chief Financial Officer. Pursuant to the employment agreement, Mr. Brady’s initial base salary was $250,000 per year, and Mr. Brady was eligible to receive a bonus upon achievement of specific fundraising milestones of Legacy Nikola. Mr. Brady is expected to receive a bonus under his employment agreement in connection with Legacy Nikola’s Series D preferred stock financing. In 2019, Mr. Brady’s annual salary was unchanged from the prior year, and he did not receive a cash bonus. Under his employment agreement, Mr. Brady received incentive stock options pursuant to the 2017 Plan and was entitled to receive additional stock options contingent upon Legacy Nikola’s completion of a financing. Mr. Brady’s employment agreement provides that he was eligible to participate in Legacy Nikola’s health and welfare benefit plans maintained for the benefit of its employees. Under his employment agreement, if Mr. Brady’s employment is terminated by Legacy Nikola without cause or due to his resignation for good reason, then his initial incentive stock option grants may be exercised for up to one year from his date of separation. Mr. Brady’s employment agreement contained customary confidentiality, non solicitation and intellectual property assignment provisions.

On June 3, 2020, Mr. Brady entered into an amended and restated employment agreement with us to serve as Chief Financial Officer. Mr. Brady’s employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Brady’s annual base salary is $1. Mr. Brady’s employment agreement provides that he is eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. Mr. Brady has declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. Subject to board approval, Mr. Brady is eligible to receive an annual time vested stock award consisting of RSUs for shares of common stock having a value on the date of grant of not less than $3,200,000 (based on an assumed stock value of $10.00 per share for the initial grant), subject to continued employment during a three year cliff vesting schedule, and a performance-based stock award consisting of 2,591,000 RSUs which can be earned upon the achievement of pre-established share price milestones, subject to continued employment during a performance period that ends on the third anniversary of the Closing Date. As of the closing of the Business Combination, all unvested stock options then held by Mr. Brady vested in full. Mr. Brady’s employment agreement contains customary confidentiality, non solicitation and intellectual property assignment provisions.

Pursuant to the employment agreement, in the event of an Involuntary Termination (as defined in the agreement) of Mr. Brady’s employment and subject to Mr. Brady’s delivery of an effective release of claims and ongoing compliance with certain post termination restrictive covenants, including a two year non compete and non solicit covenants and a non disparagement covenant, Mr. Brady will be entitled to receive: (1) a lump sum cash payment in an amount equal to $1,050,000, less applicable withholding taxes; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes; (3) the acceleration in full of all unvested equity and equity based awards, other than Mr. Brady’s performance-based award (and the post termination exercise period for unexercised stock options will be extended to three years following his termination date); and (4) following certification by the board, Mr. Brady’s performance-based stock award will vest in an amount based upon the achievement of the share price milestones prior to his termination date, pro rated for the length of his employment during the performance period.

Employment Agreement with Britton M. Worthen

On June 3, 2020, Britton M. Worthen entered into an amended and restated employment agreement with us to serve as Chief Legal Officer. Mr. Worthen’s employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Worthen’s annual base salary is $1.

Mr. Worthen’s employment agreement provides that he is eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. Mr. Worthen has declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. Subject to board approval, Mr. Worthen is eligible to receive an annual time-vested stock award consisting of RSUs for shares of common stock having a value on the date of grant of not less than $3,000,000 (based on an assumed stock value of $10.00 per share for the initial grant), subject to continued employment during a three-year cliff vesting schedule, and a performance-based stock award consisting of 2,428,000 RSUs which can be earned upon the achievement of pre-established share price milestones, subject to continued employment during a performance period that ends on the third anniversary of the Closing Date. As of the closing of the Business Combination, all unvested stock options then held by Mr. Worthen vested in full. Mr. Worthen’s employment agreement contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

Pursuant to the employment agreement, in the event of an Involuntary Termination (as defined in the agreement) of Mr. Worthen’s employment and subject to Mr. Worthen’s delivery of an effective release of claims and ongoing compliance with certain post-termination restrictive covenants, including a two-year non-compete and non-solicit covenants and a non-disparagement covenant, Mr. Worthen will be entitled to receive: (1) a lump sum cash payment in an amount equal to $1,050,000, less applicable withholding taxes; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes; (3) the acceleration in full of all unvested equity and equity-based awards, other than Mr. Worthen’s performance-based award (and the post-termination exercise period for unexercised stock options will be extended to three years following his termination date); and (4) following certification by the board, Mr. Worthen’s performance-based stock award will vest in an amount based upon the achievement of the share price milestones prior to his termination date, pro-rated for the length of his employment during the performance period.

Employment Agreement with Pablo M. Koziner

On December 22, 2020, Pablo M. Koziner entered into an amended and restated employment agreement with us to serve as President of Energy and Commercial. Mr. Koziner’s employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Koziner’s annual base salary is $1. Mr. Koziner’s employment agreement provides that he is eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. Mr. Koziner has declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. Subject to board approval, Mr. Koziner is eligible to receive an annual time-vested stock award consisting of RSUs for shares of common stock having a value on the date of grant of not less than $3,100,000, subject to continued employment during a three-year cliff vesting schedule, and a performance-based stock award consisting of 1,820,712 RSUs which can be earned upon the achievement of pre-established share price milestones, subject to continued employment during a performance period that ends on the third anniversary of the Closing Date.

Mr. Koziner’s employment agreement contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

Pursuant to the employment agreement, in the event of an Involuntary Termination (as defined in the agreement) and subject to the delivery of an effective release of claims and ongoing compliance with certain post-termination restrictive covenants, including a two-year non-compete and non-solicit covenants and a non-disparagement covenant, Mr. Koziner will be entitled to receive: (1) a lump sum cash payment in an amount equal to $1,050,000, less applicable withholding taxes; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes; (3) the acceleration in full of all unvested equity and equity-based awards, other than Mr. Koziner’s performance-based award; and (4) following certification by the board, Mr. Koziner’s performance-based stock award will vest in an amount based upon the achievement of the share price milestones prior to his termination date, pro-rated for the length of his employment during the performance period.

Employment Agreements with Trevor R. Milton

On July 13, 2016, Trevor R. Milton entered into an employment agreement with Legacy Nikola’s predecessor, Bluegentech, LLC, to serve as Chief Executive Officer and President. Pursuant to the employment agreement, Mr. Milton’s initial base salary was $350,000. For 2019, Mr. Milton volunteered to have his annual salary reduced to $266,000 from $350,000 to offset the personnel and administrative costs associated with his airplane pilot being paid through Legacy Nikola’s payroll. Mr. Milton’s employment agreement provided that he was eligible to participate in Legacy Nikola’s health and welfare benefit plans maintained for the benefit of its employees. Under the employment agreement, Mr. Milton was also eligible to receive an annual bonus upon the achievement of specific revenue milestones, beginning after Legacy Nikola reaches $100.0 million or more in annual gross revenue. Mr. Milton’s employment agreement contained customary confidentiality, non solicitation and intellectual property assignment provisions.

On June 3, 2020, Mr. Milton entered into an amended and restated employment agreement with us to serve as executive chairman of the board. Pursuant to the employment agreement, Mr. Milton’s annual base salary was $1. Mr. Milton’s employment agreement provided that he was eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. Mr. Milton declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. Subject to board approval, Mr. Milton was eligible to receive an annual time vested stock award consisting of RSUs for shares of common stock having a value on the date of grant of not less than $6,000,000 (based on an assumed stock value of $10.00 per share for the initial grant), subject to continued employment during a three year cliff vesting schedule, and a performance-based stock award consisting of 4,859,000 RSUs which could be earned upon the achievement of pre-established share price milestones, subject to continued employment during a performance period that ends on the third anniversary of the Closing Date. Mr. Milton’s employment agreement contained customary confidentiality, non solicitation and intellectual property assignment provisions.

Pursuant to the employment agreement, in the event of an Involuntary Termination (as defined in the agreement) of Mr. Milton’s employment, we agreed to engage Mr. Milton as a non-employee consultant for the period commencing on the termination date and ending on the second anniversary of the termination date. As consideration for his consulting services, we agreed to pay Mr. Milton $10.0 million on each of the first and second anniversaries of the termination date. In the event of such Involuntary Termination and subject to Mr. Milton’s delivery of an effective release of claims and ongoing compliance with certain post termination restrictive covenants, including a two year non compete and non solicit covenants and a mutual non disparagement covenant, all of Mr. Milton’s unvested equity awards, including his performance-based stock award, were to accelerate in full (and the post termination exercise period for unexercised stock options would be extended until the earlier of (i) three years following his termination date or (ii) the remaining term of each such stock option), and Mr. Milton would be entitled to a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes.

We entered into that certain agreement with Mr. Milton, dated September 20, 2020 (the “separation agreement”), under which Mr. Milton voluntarily stepped down from his position as executive chairman and all positions as an employee and officer of us and our subsidiaries, and his position as a director on our board of directors and as a director of any of our subsidiaries, including all committees thereof, in each case, effective as of September 20, 2020. Mr. Milton agreed to make himself reasonably available to provide consulting services and to assist us as reasonably requested by our board of directors on an ad hoc basis through December 31, 2020.

Pursuant to the separation agreement, Mr. Milton agreed to relinquish (i) 100% of the 4,859,000 performance- based stock units granted to Mr. Milton on August 21, 2020 and (ii) any right or claim to enter into a two-year consulting agreement with an annual fee of $10,000,000. As part of Mr. Milton’s relinquishment of his performance-based stock units, we also agreed to grant 1,069,000 time-vested restricted stock units vesting on June 3, 2023, to over 300 employees designated by Mr. Milton, subject to the employees’ continued employment with us through June 3, 2023. The separation agreement also provides for the accelerated vesting and settlement of 600,000 restricted stock units granted to Mr. Milton.

For a period of three years from September 20, 2020, (the “standstill period”), Mr. Milton has also agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock, (ii) propose or effect any extraordinary transaction with respect to the Company, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of the board, or (v) submit any stockholder proposal.

In addition, during the standstill period, Mr. Milton has agreed to vote his shares of our common stock (i) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (ii) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting.

Related Person Transaction Approval

Our board of directors adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our general counsel and audit committee (or, where review by our audit committee would be inappropriate, to another independent body of the board) for review. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•the risks, costs, and benefits to our company;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the materiality and character of the related person’s direct and indirect interest;
•the related person’s actual or apparent conflict of interest;
•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties.

Our audit committee approves only those transactions that it determines are fair to us and in our best interests. The transactions described above, with the exception of Mr. Milton’s separation agreement, were entered into prior to the adoption of such policy.

Director Independence

Our board of directors determined that each of our directors, other than Mark A. Russell, qualify as independent directors, as defined under the listing rules of Nasdaq (the “Nasdaq listing rules”) and that our board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC and the Nasdaq listing rules relating to director independence requirements. Our board of directors considered the fact that Messrs. Girsky and Shindler served as President and Chief Executive Officer and Chief Financial Officer, respectively, of VectoIQ, our predecessor company prior to the Business Combination, and in such respective capacities, participated in the preparation of financial statements of VectoIQ, but did not participate in the preparation of Legacy Nikola’s financial statements. Based on advice from Nasdaq, our board of directors determined that Messrs. Girsky and Shindler qualify as independent directors. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
The following table sets forth the fees billed by Ernst & Young LLP for audit and other services rendered:

	Year Ended December 31,
	2020	2019
Audit Fees(1)	933,895	1,425,077
Audit-related Fees	0	0
Tax Fees(2)	278,292	26,720
All Other Fees(3)	1,000	1,000
	1,213,187	1,452,797
(1)Audit fees consist of fees billed for professional services rendered for the audit of our financial services. The aggregate fees billed for 2020 and 2019 for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K, review of the quarterly financial information included in our subsequent Exchange Act filings and review of the financial information included in our S-1 related to our pro forma.
(2)Tax fees consist of consulting work and assistance related to tax compliance.
(3)All other fees consist of the cost of our subscription to an accounting research tool provided by Ernst & Young LLP.
Pre-approval Policies and Procedures

Our audit committee established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. All of the services provided were pre-approved to the extent required. During the approval process, the audit committee considers the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees must be deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC. Throughout the year, the audit committee will review any revisions to the estimates of audit and non-audit fees initially approved.

Stockholder ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm is not required by our Bylaws or otherwise. However, the board of directors is submitting the selection of Ernst & Young LLP to the stockholders for ratification as a matter of good corporate practice. If the stockholders fail to ratify the selection, the audit committee will reconsider whether or not to retain Ernst & Young LLP. Even if the selection is ratified, the audit committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time during the year if the audit committee determines that such a change would be in the best interests of our company and our stockholders.

PART IV
Item 15. Exhibit and Financial Statement Schedules

1.Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K/A in Item 8, titled “Financial Statements and Supplementary Data.”
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
4.8
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

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

10.6#	Nikola Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Super 8-K).
10.7#	Employment Agreement by and between Nikola Corporation and Trevor R. Milton, dated July 13, 2016 (incorporated by reference to Exhibit 10.7 to the S-4).
10.8#	Offer Letter from Nikola Corporation to Mark A. Russell, dated February 8, 2019 (incorporated by reference to Exhibit 10.8 to the S-4).
10.9#	Offer Letter from Nikola Corporation to Kim J. Brady, dated October 17, 2017 (incorporated by reference to Exhibit 10.9 to the S-4).
10.10#	Offer Letter from Nikola Corporation to Joseph R. Pike, dated January 1, 2018 (incorporated by reference to Exhibit 10.10 to the S-4).

Exhibit No.	Description
10.11#	Offer Letter from Nikola Corporation to Britton M. Worthen, dated March 26, 2019 (incorporated by reference to Exhibit 10.11 to the S-4).
10.12#	Executive Employment Agreement by and between the Registrant and Trevor R. Milton, dated June 3, 2020 (incorporated by reference to Exhibit 10.12 to the Super 8-K).
10.13#	Executive Employment Agreement by and between the Registrant and Mark A. Russell, dated June 3, 2020 (incorporated by reference to Exhibit 10.13 to the Super 8-K).
10.14#	Executive Employment Agreement by and between the Registrant and Kim J. Brady, dated June 3, 2020 (incorporated by reference to Exhibit 10.14 to the Super 8-K).
10.15#	Executive Employment Agreement by and between the Registrant and Joseph R. Pike, dated June 3, 2020 (incorporated by reference to Exhibit 10.15 to the Super 8-K).
10.16#	Executive Employment Agreement by and between the Registrant and Britton M. Worthen, dated June 3, 2020 (incorporated by reference to Exhibit 10.16 to the Super 8-K).
10.17#	Nikola Corporation 2017 Stock Option Plan, dated July 10, 2017 (incorporated by reference to Exhibit 10.6 to the S-4).
10.18#	Founder Stock Option Plan, dated November 9, 2018 (incorporated by reference to Exhibit 10.5 to the S-4).
10.19	Redemption Agreement by and between the Registrant and M&M Residual, LLC, dated June 3, 2020 (incorporated by reference to Exhibit 10.18 to the Super 8-K).
10.20	Lease Agreement by and between DARED 90 LLC and Nikola Corporation, dated February 13, 2018 (incorporated by reference to Exhibit 10.12 to the S-4).
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
10.34#
Executive Employment Agreement by and between the Registrant and Pablo M. Koziner, dated December 22, 2020 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)..

Exhibit No.	Description
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).
__________________________
+    The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Indicates management contract or compensatory plan or arrangement.
*    Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
^    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.
Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKOLA CORPORATION

Date: May 6, 2021	By:	/s/ Mark A. Russell
Mark A. Russell
President and Chief Executive Officer