Form 10-Q
period 2021-03-31
Nikola Corp
filed 2021-05-07
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of May 4, 2021, there were 393,848,491 shares of the registrant’s common stock outstanding.

NIKOLA CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

Summary Risk Factors

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

•We will need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$763,750	$840,913
Restricted cash and cash equivalents	—	4,365
Prepaid in-kind services	33,375	46,271
Prepaid expenses and other current assets	7,270	5,368
Total current assets	804,395	896,917
Restricted cash and cash equivalents	—	4,000
Long-term deposits	12,951	17,687
Property, plant and equipment, net	123,422	71,401
Intangible assets, net	50,000	50,050
Investment in affiliate	7,312	8,420
Goodwill	5,238	5,238
Total assets	$1,003,318	$1,053,713
Liabilities and stockholders' equity
Current liabilities
Accounts payable	40,827	29,364
Accrued expenses and other current liabilities	30,144	18,809
Term note, current	—	4,100
Total current liabilities	70,971	52,273
Finance lease liabilities	13,671	13,956
Warrant liability	6,384	7,335
Deferred tax liabilities, net	9	8
Total liabilities	91,035	73,572
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 393,745,157 and 391,041,347 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	39	39
Additional paid-in capital	1,592,716	1,540,037
Other comprehensive income (loss)	(74)	239
Accumulated deficit	(680,398)	(560,174)
Total stockholders' equity	912,283	980,141
Total liabilities and stockholders' equity	$1,003,318	$1,053,713
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Solar revenues	$—	$58
Cost of solar revenues	—	43
Gross profit	—	15
Operating expenses:
Research and development	55,163	24,077
Selling, general, and administrative	65,427	7,935
Total operating expenses	120,590	32,012
Loss from operations	(120,590)	(31,997)
Other income (expense):
Interest income (expense), net	(9)	62
Loss on forward contract liability	—	(1,324)
Revaluation of warrant liability	951	—
Other income, net	219	114
Loss before income taxes and equity in net loss of affiliate	(119,429)	(33,145)
Income tax expense	1	1
Loss before equity in net loss of affiliate	(119,430)	(33,146)
Equity in net loss of affiliate	(794)	—
Net loss	$(120,224)	$(33,146)

Net loss per share:
Basic	$(0.31)	$(0.12)
Diluted	$(0.31)	$(0.12)
Weighted-average shares outstanding:
Basic	392,189,851	271,896,258
Diluted	392,489,761	271,896,258

See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(120,224)	$(33,146)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(313)	—
Comprehensive loss	$(120,537)	$(33,146)

See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	391,041,347	$39	$1,540,037	$(560,174)	$239	$980,141
Exercise of stock options	1,896,667	—	2,413	—	—	2,413
Issuance of shares for RSU awards	807,143	—	—	—	—	—
Stock-based compensation	—	—	50,266	—	—	50,266
Net loss	—	—	—	(120,224)	—	(120,224)
Other comprehensive loss	—	—	—	—	(313)	(313)
Balance as of March 31, 2021	393,745,157	$39	$1,592,716	$(680,398)	$(74)	$912,283

	Three Months Ended March 31, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	82,297,742	$383,987	60,167,334	$1	$—	$(188,480)	$(188,479)
Retroactive application of recapitalization	(82,297,742)	(383,987)	210,658,758	26	383,961	—	383,987
Adjusted balance, beginning of period	—	—	270,826,092	27	383,961	(188,480)	195,508
Issuance of Series D redeemable convertible preferred stock, net of $2,651 issuance costs (1)	—	—	1,365,407	—	10,677	—	10,677
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	2,052,917	—	20,000	—	20,000
Exercise of stock options	—	—	1,224	—	2	—	2
Stock-based compensation	—	—	—	—	1,313	—	1,313
Cumulative effect of ASU 2016-02 adoption	—	—	—	—	—	(828)	(828)
Net loss	—	—	—	—	—	(33,146)	(33,146)
Balance as of March 31, 2020	—	$—	274,245,640	$27	$415,953	$(222,454)	$193,526
See accompanying notes to the consolidated financial statements.

(1) Issuance of Series D redeemable convertible preferred stock has been retroactively restated to give effect to the recapitalization transaction.
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(120,224)	$(33,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,805	1,408
Stock-based compensation	50,266	1,313
Deferred income taxes	1	1
Non-cash in-kind services	12,896	6,731
Loss on forward contract liability	—	1,324
Equity in net loss of affiliate	794	—
Revaluation of warrant liability	(951)	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	323
Prepaid expenses and other current assets	(1,758)	314
Accounts payable, accrued expenses and other current liabilities	2,083	(156)
Long-term deposits	(4,161)	—
Other long-term liabilities	—	(9)
Net cash used in operating activities	(59,249)	(21,897)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(24,521)	(1,439)
Net cash used in investing activities	(24,521)	(1,439)
Cash flows from financing activities
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs paid	—	12,963
Business Combination and PIPE financing, net of issuance costs paid	—	(394)
Proceeds from the exercise of stock options	2,626	2
Proceeds from landlord of finance lease	—	889
Payments on finance lease liability	(258)	(309)
Payment of note payable	(4,100)	—
Payments for issuance costs	(26)	—
Net cash provided by (used in) financing activities	(1,758)	13,151
Net decrease in cash and cash equivalents, including restricted cash	(85,528)	(10,185)
Cash and cash equivalents, including restricted cash, beginning of period	849,278	89,832
Cash and cash equivalents, including restricted cash, end of period	$763,750	$79,647
Supplementary cash flow disclosures:
Cash paid for interest	$187	$282
Cash interest received	$259	$310
Supplementary disclosures for noncash investing and financing activities:
Purchases of property, plant and equipment included in liabilities	$27,108	$3,584
Accrued deferred issuance costs	$330	$—
Accrued Series D redeemable convertible preferred stock issuance costs	$—	$6,868
Non-cash prepaid in-kind services	$—	$13,269
Accrued Business Combination and PIPE transaction costs	$—	$4,263
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BASIS OF PRESENTATION
(a)Overview

Nikola Corporation (‘‘Nikola’’ or the ‘‘Company’’) is a designer and manufacturer of heavy-duty commercial battery electric and hydrogen-electric vehicles and energy infrastructure solutions.
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

On the Closing Date, and in connection with the closing of the Business Combination, VectoIQ changed its name to Nikola Corporation. Legacy Nikola was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805. This determination was primarily based on Legacy Nikola's stockholders prior to the Business Combination having a majority of the voting interests in the combined company, Legacy Nikola's operations comprising the ongoing operations of the combined company, Legacy Nikola's board of directors comprising a majority of the board of directors of the combined company, and Legacy Nikola's senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Nikola issuing stock for the net assets of VectoIQ, accompanied by a recapitalization. The net assets of VectoIQ are stated at historical cost, with no goodwill or other intangible assets recorded.

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
(b)Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2020.

Certain prior period balances were conformed to the restated financial statements, as previously disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2020, due to the accounting for warrant liabilities.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(c)Funding Risks and Going Concern
As an early stage growth company, Nikola’s ability to access capital is critical. Until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital.
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
As of the date of this Quarterly Report on Form 10-Q, the Company’s existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company's existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company had $763.8 million and $840.9 million of cash and cash equivalents, which included cash equivalents of $747.1 million and $827.1 million of highly liquid investments at March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021 and December 31, 2020, the Company had zero and $4.1 million, respectively, in an escrow account related to the securitization of the term loan with JP Morgan Chase included in restricted cash and cash equivalents. The term loan was repaid by the Company during the first quarter of 2021. Additionally, as of March 31, 2021 and December 31, 2020, the Company had zero and $4.0 million, respectively, included in non-current restricted cash and cash equivalents for the required deposit to Pinal Land Holdings, LLC ("PLH"), which was deposited in escrow during the first quarter of 2021 pursuant to the terms of the land conveyance agreement. Further, as of March 31, 2021 and December 31, 2020, the Company had zero and $0.3 million, respectively, in refundable customer deposits included in current restricted cash and cash equivalents.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of
	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$763,750	$840,913	$75,515	$85,688
Restricted cash and cash equivalents – current	—	4,365	4,132	—
Restricted cash and cash equivalents – non-current	—	4,000	—	4,144
Cash, cash equivalents and restricted cash and cash equivalents	$763,750	$849,278	$79,647	$89,832
(b)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$747,078	$—	$—	$747,078

Liabilities
Warrant liability	$—	—	6,384	$6,384

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$827,118	$—	$—	$827,118
Restricted cash equivalents – money market	4,100	—	—	4,100

Liabilities
Warrant liability	$—	—	7,335	$7,335
In September 2019, Legacy Nikola entered into an agreement that required Legacy Nikola to issue, and the investor to purchase, Series D redeemable convertible preferred stock at a fixed price in April 2020 (the “Forward Contract Liability”),

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
which was accounted for as a liability. The Forward Contract Liability was remeasured to its fair value each reporting period resulting in the recognition of a $1.3 million loss in other income (expense) on the consolidated statements of operations during the first quarter of 2020. The Forward Contract Liability was settled in April 2020 with the issuance of Series D redeemable convertible preferred stock.
In determining the fair value of the Forward Contract Liability, estimates and assumptions impacting fair value included the estimated future value of the Company's Series D redeemable convertible preferred stock, discount rates and estimated time to liquidity. The following reflects the significant quantitative inputs used:

As of March 31, 2020
Estimated future value of Series D redeemable convertible preferred stock	$10.00
Discount rate	0.05%
Time to liquidity (years)	0.03
As a result of the Business Combination, the Company assumed a warrant liability (the "Warrant Liability") related to previously issued private warrants in connection with VectoIQ's initial public offering. The Warrant Liability was remeasured to its fair value at each reporting period and upon settlement. The change in fair value was recognized in revaluation of warrant liability on the consolidated statements of operations. The change in fair value of the Warrant Liability was as follows:

Warrant Liability
Estimated fair value at December 31, 2020	7,335
Change in fair value	(951)
Estimated fair value at March 31, 2021	6,384

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	March 31, 2021	December 31, 2020
Stock price	$13.89	$15.26
Exercise price	$11.50	$11.50
Remaining term (in years)	4.18	4.42
Volatility	75%	75%
Risk-free rate	0.68%	0.30%
Expected dividend yield	—%	—%

(c)Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
There have been no recently issued accounting pronouncements or changes in accounting pronouncements not yet adopted that are applicable or material to the Company as of March 31, 2021.
Recently adopted accounting pronouncements
In December 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 15, 2020, with early adoption permitted. We adopted the ASU on January 1, 2021 and it did not have a material impact on our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer's accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for convertible debt instruments wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share. The treasury method will no longer be available. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the year. The Company early adopted the new guidance effective January 1, 2021. There was no impact to the Company's consolidated financial statements for the three months ended March 31, 2021 as a result of the adoption.
In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We adopted the ASU on January 1, 2021 and it did not have a material impact on our consolidated financial statements.

3. BUSINESS COMBINATION

On June 3, 2020, the Company and VectoIQ consummated the merger contemplated by the Business Combination Agreement, with Legacy Nikola surviving the merger as a wholly-owned subsidiary of VectoIQ. Immediately prior to the closing of the Business Combination, all shares of outstanding redeemable convertible preferred stock of Legacy Nikola were automatically converted into shares of Legacy Nikola common stock. Upon the consummation of the Business Combination, each share of Legacy Nikola common stock issued and outstanding was canceled and converted into the right to receive 1.901 shares (the "Exchange Ratio") of the Company's common stock (the "Per Share Merger Consideration").

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

Immediately following the Business Combination, pursuant to a redemption agreement, Nikola redeemed 7,000,000 shares of common stock from M&M Residual, LLC ("M&M Residual") at a purchase price of $10.00 per share. See Note 7 “Related Party Transactions” for further details on the transaction.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Prior to the Business Combination, Legacy Nikola and VectoIQ filed separate standalone federal, state and local income tax returns. As a result of the Business Combination, structured as a reverse acquisition for tax purposes, Legacy Nikola, which was renamed Nikola Subsidiary Corporation in connection with the Business Combination (f/k/a Nikola Corporation), became the parent of the consolidated tax filing group, with Nikola Corporation (f/k/a VectoIQ Acquisition Corp.) as a subsidiary.

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
4.BALANCE SHEET COMPONENTS
Property, Plant and Equipment
Property, plant and equipment consist of the following at March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Machinery and equipment	$14,957	$14,820
Furniture and fixtures	1,480	1,480
Leasehold improvements	2,691	1,488
Software	5,432	4,285
Finance lease asset	34,775	34,775
Construction-in-progress	72,386	21,218
Other	1,871	1,750
Property, plant and equipment, gross	133,592	79,816
Less: accumulated depreciation and amortization	(10,170)	(8,415)
Total property, plant and equipment, net	$123,422	$71,401

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Depreciation expense for the three months ended March 31, 2021 and 2020 was $1.8 million and $1.4 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Accrued payroll and payroll related expenses	$8,149	$1,105
Accrued stock issuance	615	285
Accrued outsourced engineering services	4,058	2,514
Accrued purchases of property, plant and equipment	4,310	2,533
Accrued legal expenses	9,813	8,845
Other accrued liabilities	2,102	2,457
Current portion of finance lease liability	1,097	1,070
Total accrued expenses and other current liabilities	$30,144	$18,809
5.INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	50,150	(150)	50,000
Total intangible assets	$50,150	$(150)	$50,000

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	50,150	(100)	50,050
Total intangible assets	$50,150	$(100)	$50,050

Amortization expense for the three months ended March 31, 2021 and 2020 was immaterial. The Company will begin amortization of the $50.0 million intellectual property license for the S-WAY platform obtained from Iveco (see Note 7) at the start of production. As of March 31, 2021, production has not commenced.
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

The agreements provide for a 50/50 ownership of the joint venture and a 50/50 allocation of the joint venture's production volumes and profits between Nikola and Iveco. Both parties are entitled to appoint an equal number of members to the shareholders' committee of the joint venture. Pursuant to the terms of the agreements, the Company and Iveco each

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
contributed intellectual property licenses to their respective technology. During 2020, the Company contributed $8.8 million for a 50% interest in the joint venture, in accordance with the amended contribution agreement. The intellectual property licenses contributed to the joint venture by Nikola are related to intellectual property related to Nikola-developed BEV and FCEV technology for use in the European market. Iveco contributed to the joint venture a license for the S-WAY technology for use in the European market.

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

As of March 31, 2021 and December 31, 2020, the carrying amount of the Company's equity interest was $7.3 million and $8.4 million, respectively, and is included in investment in affiliate on the consolidated balance sheets. For three months ended March 31, 2021 and 2020, the Company recognized a $0.8 million loss and zero, respectively, from the joint venture included in equity in net loss of affiliate on the consolidated statements of operations. The Company does not guarantee debt for, or have other financial support obligations to the entity and its maximum exposure to loss in connection with its continuing involvement with the entity is limited to the carrying value of the investment.
7.RELATED PARTY TRANSACTIONS
Related Party Aircraft Charter Agreement
In 2019, the Company entered into an aircraft charter arrangement with its former Executive Chairman of the board of directors and Legacy Nikola's former Chief Executive Officer to reimburse him for the flight hours incurred for Company use on his personal aircraft. These flight hours were related to business travel by the former Executive Chairman and other members of the executive team to business meetings and trade conferences, as well as the former Executive Chairman's commute between the Company’s headquarters in Phoenix, Arizona, and his residence in Utah. The aircraft charter arrangement was terminated effective October 2020 and there are no such amounts to report subsequent to the termination date. During the three months ended March 31, 2020, the Company recognized expense of $0.2 million for the business use of the aircraft.
Related Party Income
During the three months ended March 31, 2020, the Company recorded an immaterial amount for the provision of solar installation services to the former Executive Chairman, which were billed on a time and materials basis. Solar installation services were terminated effective October 2020 and there are no such amounts to report subsequent to the termination date.
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
During the three months ended March 31, 2020, the Company issued 2,052,917 shares of Series D redeemable convertible preferred stock to Iveco, in exchange for $20.0 million of prepaid in-kind services. During the three months ended March 31, 2021 and 2020, $12.9 million and $6.7 million, respectively, of in-kind services were recognized in research and

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
development on the consolidated statements of operations. As of March 31, 2021 and December 31, 2020, $33.4 million and $46.3 million prepaid in-kind services, respectively, were reflected on the consolidated balance sheets.

As of June 3, 2020, Iveco was no longer considered a related party under ASC 850.

Former Related Party Research and Development
During the three months ended March 31, 2020, the Company recorded research and development expenses of $0.9 million from a former related party. As of June 3, 2020, the entity was no longer considered a related party and as a result there are no such amounts to report for the three months ended March 31, 2021.
Former Related Party Stock Repurchase

In March 2020, the Company entered into a letter agreement with Nimbus in which Nimbus agreed to terminate the Nimbus redemption letter agreement dated August 3, 2018. Concurrently, the Company entered into an agreement with Nimbus, whereby the Company agreed to repurchase 2,850,930 shares of Series B preferred stock from Nimbus at a share price of $8.77 for an aggregate repurchase price of $25.0 million. The parties agreed that the repurchase price constituted the price that Nimbus would otherwise be entitled to under the Nimbus redemption letter agreement. The number of shares to be repurchased was negotiated by the Company and Nimbus as a mechanism to compensate Nimbus for agreeing to relinquish its previous redemption rights granted in the Nimbus redemption letter agreement.

The repurchase was contingent on completion of the Business Combination which occurred during the second quarter of 2020 and the Company repurchased the shares in conjunction with the closing of the Business Combination (see Note 3, Business Combination).

As of June 3, 2020, Nimbus was no longer considered a related party.
8.DEBT
Term Note
Debt consisted of a term note of zero and $4.1 million as of March 31, 2021 and December 31, 2020.
In January 2018, the Company entered into a term note with JP Morgan Chase, pursuant to which the Company borrowed $4.1 million to fund equipment purchases. The term note accrued interest at 2.43% per annum and was payable on or before January 31, 2019. The term note is secured by restricted cash.
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

During the three months ended March 31, 2021, the Company repaid the $4.1 million term note.
9.CAPITAL STRUCTURE
Shares Authorized
As of March 31, 2021, the Company had a total of 750,000,000 shares authorized for issuance with 600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.

Warrants

As of March 31, 2021, the Company had 760,915 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
commencing 30 days after the completion of the Business Combination. For the three month ended March 31, 2021 and 2020, the Company recorded $0.95 million and zero for revaluation of warrant liability on the consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the Company recorded $6.4 million and $7.3 million, respectively, for warrant liability related to the private warrants outstanding.

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
Stock Options
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted. Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	32,529,224	$1.28	7.82
Granted	—	$—
Exercised	1,896,667	$1.27
Cancelled	32,599	$3.18
Outstanding at March 31, 2021	30,599,958	$1.28	7.52
Vested and exercisable as of March 31, 2021	29,622,290	$1.23	7.49

The table above includes 5,090,182 outstanding performance based options as of March 31, 2021. The performance-based provision, related to specified amount of equity capital raised, was achieved for all of the outstanding performance-based awards in 2018 and the Company began recognizing expense related to these awards in 2018.
Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. The time-based RSUs generally vest semi-annually over a three year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. Certain RSUs awarded to key employees contain performance conditions related to achievement of strategic and operational milestones ("Performance RSUs"). As of March 31, 2021, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited. In addition, for certain technical engineering employees the awards cliff vest after a three year period or vest on the achievement of certain operational milestones.

The RSUs to directors have a vesting cliff of one year after the grant date. Changes in RSUs are as follows:

Number of RSUs
Balance at December 31, 2020	5,026,531
Granted	3,201,080
Released	807,143
Cancelled	379,168
Balance at March 31, 2021	7,041,300

Market Based RSUs

The fair value of Market Based RSUs was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The Market Based RSUs contain a stock price index as a benchmark for vesting. These awards have three milestones that each vest depending upon a consecutive 20-trading day stock price target of the Company’s common stock. The shares vested are transferred to the award holders upon the completion of the requisite service period ending June 3, 2023, and upon achievement certification by the Company's board of directors. If the target price for the tranche is not achieved by the end of requisite service period, the Market Based RSUs are forfeited. Changes in Market Based RSUs are as follows:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Number of Market Based RSUs
Balance at December 31, 2020	13,317,712
Granted	—
Released	—
Cancelled	—
Balance at March 31, 2021	13,317,712

Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Research and development	$10,322	$359
Selling, general, and administrative	39,944	954
Total stock-based compensation expense	$50,266	$1,313

As of March 31, 2021, total unrecognized compensation expense was as follows:

Unrecognized compensation expense
Options	$1,819
Market Based RSUs	254,234
RSUs	145,574
Total unrecognized compensation expense at March 31, 2021	$401,627
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
Income tax expense was immaterial for the three months ended March 31, 2021 and 2020.
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2021.

Regulatory and Governmental Investigations and Related Internal Review

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

On March 24, 2021, the Staff of the Division of Enforcement issued an additional subpoena to the Company related to its projected 2021 cash flow and anticipated use of funds from 2021 capital raises.

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

As part of the Internal Review, which has been substantially completed, Kirkland & Ellis had full access to Company data, emails and documents for collection and review. No request by Kirkland & Ellis for information from the Company was denied. Kirkland & Ellis was also given access to data contained on personal devices for over three dozen of our employees. Kirkland & Ellis, including with the assistance of contract attorneys, reviewed relevant documents in the legal, investor relations, finance, and human resources areas as well as Company emails from January 1, 2016 through December 31, 2020, employee text messages, documents found in our data room and other corporate documents. The Internal Review also included targeted interviews of over thirty (30) Company personnel. Additionally, as part of the Internal Review, Kirkland & Ellis retained automotive experts ("Automotive Experts") at a well-known consulting firm to conduct an independent assessment of the current state of our technology development. Refer to Note 14, Commitments and Contingencies, within the Company's Annual Report on Form 10-K/A for the year ended December 31, 2020, for further details.

The legal and other professional costs the Company incurred during the first quarter of 2021 in connection with the Internal Review and disclosed elsewhere in this Report include approximately $3.0 million expensed for Mr. Milton’s attorneys’ fees under his indemnification agreement with the Company. As of March 31, 2021 and December 31, 2020 the Company accrued approximately $3.9 million and $6.6 million, respectively, in legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement. The Company expects to incur additional costs associated with the Staff of the Division of Enforcement and the SDNY investigations and the Internal Review during fiscal year 2021, which will be expensed as incurred and which could be significant in the periods in which they are recorded.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

On November 16, 2020, ten motions both to consolidate the pending securities actions and to be appointed as lead plaintiff were filed by putative class members. On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 23, 2020, a motion for reconsideration of the Court’s order appointing the Lead Plaintiff was filed. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. The motion for reconsideration was denied on February 18, 2021. The mandamus petition remains pending before the Ninth Circuit, and oral argument is scheduled for June 18, 2021.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 28, 2021, the district court entered a scheduling order in the consolidated lawsuit. On March 2, 2021, pursuant to a stipulation jointly submitted by the parties, the district court vacated that scheduling order and stayed the securities action pending disposition of the pending mandamus petition.

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

In addition, on March 8, 2021, the Company received a demand letter from a law firm representing a purported stockholder of the Company alleging facts and claims substantially the same as many of the facts and claims in the filed derivative shareholder lawsuit. The demand letter requests that the board of directors (i) undertake an independent internal investigation into certain board members and management’s purported violations of Delaware and/or federal law; and (ii) commence a civil action against those members of the board and management for alleged fiduciary breaches. In April 2021, the board of directors formed a demand review committee, consisting of independent directors Bruce L. Smith, and Mary L. Petrovich, to review such demands and provide input to the Company. There can be no assurance as to whether any litigation will be commenced by or against the Company by the purported shareholder with respect to the claims set forth in the demand letter, or whether any such litigation could be material.

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

On January 15, 2021, Plaintiff Frances Gatto filed a complaint in Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the DGCL. On January 26, 2021, Plaintiff’s counsel and the Company filed a joint letter, notifying the Court that the parties are engaged in dialogue regarding Plaintiff’s demand, and the

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company need not answer or otherwise respond to the complaint at this time. The parties have agreed to provide an update to the Court by May 25, 2021.

Commitments and Contingencies on Land Conveyance
In February 2019, the Company was conveyed 430 acres of land in Coolidge, Arizona, by PLH. The purpose of the land conveyance was to incentivize the Company to locate its manufacturing facility in Coolidge, Arizona, and provide additional jobs to the region. The Company fulfilled its requirement to commence construction within the period defined by the agreement and is required to complete construction of the manufacturing facility within five years of February 2019 (the “Manufacturing Facility Deadline”).
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
13. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(120,224)	$(33,146)
Less: revaluation of warrant liability	(951)	—
Adjusted net loss	$(121,175)	$(33,146)
Denominator:
Weighted average shares outstanding, basic	392,189,851	271,896,258
Dilutive effect of common stock issuable from assumed exercise of warrants	299,910	—
Weighted average shares outstanding, diluted	392,489,761	271,896,258
Net loss per share:
Basic	$(0.31)	$(0.12)
Diluted	$(0.31)	$(0.12)

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss, adjusted for the revaluation of warrant liability for the private warrants, by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the warrants. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents.

Potentially dilutive shares were excluded from the computation of diluted net loss when their effect was antidilutive. The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Stock options, including performance stock options	30,599,958	41,084,216
Restricted stock units, including market based RSUs	20,359,012	—
Total	50,958,970	41,084,216

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” "will", and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include our financial and business performance; expected timing with respect to the buildout of our manufacturing facilities, joint venture with Iveco and production and attributes of our BEV and FCEV trucks; expectations regarding our hydrogen fuel station rollout plan; timing of completion of prototypes, validation testing, volume production and other milestones; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; planned collaboration with our business partners; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the outcome of any known and unknown regulatory proceedings; our business, expansion plans and opportunities; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to execute our business model, including market acceptance of our planned products and services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceeding; the effect of the COVID-19 pandemic on our business; our ability to raise capital; our ability to compete; the success of our business collaborations; regulatory developments in the United States and foreign countries; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this report, all references to “Nikola,” “we,” “us,” or “our” mean Nikola Corporation.

Nikola™ is a trademark of Nikola Corporation. We also refer to trademarks of other corporations and organizations in this report.

The below discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K/A for the year ended December 31, 2020.
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

During 2020, we established a joint venture with Iveco, a subsidiary of CNHI, Nikola Iveco Europe Gmbh. Our joint venture with Iveco provides us with the manufacturing infrastructure to build BEV trucks for the North American market in addition to that of our greenfield manufacturing facility in Coolidge, Arizona. The operations of the joint venture commenced during the fourth quarter of 2020.
We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
•    construct manufacturing facilities and purchase related equipment;
•    commercialize our heavy-duty trucks and other products;
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
Customer Demand
While not yet commercially available, we have received significant interest from potential customers. Going forward, we expect the size of our reservations to be an important indicator of our future performance.
Basis of Presentation

Currently, we conduct business through one reportable and one operating segment. See Note 2 in the accompanying consolidated financial statements for more information.
Components of Results of Operations
Revenues
Prior to 2021, we primarily generated revenue from services related to solar installation projects that were completed in one year or less. Solar installation projects are not a part of our primary operations and were concluded in 2020.
Following the anticipated introduction of our products to the market, we expect the significant majority of our revenue to be derived from our BEV trucks starting in late 2021 and from bundled leases, or other alternative structures, for our FCEV trucks beginning in 2023. Our bundled lease offering will be inclusive of the cost of the truck, hydrogen fuel and regularly scheduled maintenance.
Cost of Revenues
Prior to 2021, our cost of revenue included materials, labor, and other direct costs related to solar installation projects.
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
•    Expenses related to materials, supplies and third-party services, including prototype tooling and non-recurring engineering;
•    Personnel related expenses, including salaries, benefits, and stock-based compensation expense, for personnel in our engineering and research functions; and
•    Depreciation for prototyping equipment and R&D facilities.
During the three months ended March 31, 2021, our research and development expenses have primarily been incurred in the development of the BEV and FCEV trucks.
As a part of its in-kind investment, Iveco agreed to provide us with $100.0 million in advisory services (based on pre-negotiated hourly rates), including project coordination, drawings, documentation support, engineering support, vehicle integration, and product validation support. During the three months ended March 31, 2021, we utilized $12.9 million of advisory services which were recorded as research and development expense. As of March 31, 2021, we have $33.4 million of prepaid in-kind advisory services remaining which is expected to be consumed during 2021 and will be recorded as research and development expense until we reach commercial production.
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
Interest Income (Expense), net
Interest income consists primarily of interest received or earned on our cash and cash equivalents balances. Interest expense consists of interest on our finance lease liability.
Loss on Forward Contract Liability
The loss on forward contract liability includes losses from the remeasurement of the Series D redeemable convertible preferred stock forward contract liability. In April 2020, we fulfilled the forward contract liability and, therefore, subsequent to June 30, 2020, there will not be any impact from the remeasurement of the forward contract liability.
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
Income Tax Expense
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets. Cash paid for income taxes, net of refunds during the three months ended March 31, 2021 and 2020 was not material.
Equity in Net Loss of Affiliate
Equity in net loss of affiliate consists of our portion of losses from our joint venture, Nikola Venture Europe, Gmbh.
Results of Operations
Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
	(dollar amounts in thousands)
Solar revenues	—	58	(58)	NM
Cost of solar revenues	—	43	(43)	NM
Gross profit	—	15	(15)	NM
Operating expenses:
Research and development	55,163	24,077	31,086	129.1%
Selling, general, and administrative	65,427	7,935	57,492	724.5%
Total operating expenses	120,590	32,012	88,578	276.7%
Loss from operations	(120,590)	(31,997)	(88,593)	276.9%
Other income (expense):
Interest income (expense), net	(9)	62	(71)	(114.5)%
Loss on forward contract liability	—	(1,324)	1,324	NM
Revaluation of warrant liability	951	—	951	NM
Other income, net	219	114	105	NM
Loss before income taxes and equity in net loss of affiliate	(119,429)	(33,145)	(86,284)	260.3%
Income tax expense	1	1	—	NM
Loss before equity in net loss of affiliate	(119,430)	(33,146)	(86,284)	260.3%
Equity in net loss of affiliate	(794)	—	(794)	NM
Net loss	$(120,224)	$(33,146)	$(87,078)	262.7%

Net loss per share:
Basic	$(0.31)	$(0.12)	$(0.19)	NM
Diluted	$(0.31)	$(0.12)	$(0.19)	NM
Weighted-average shares outstanding:
Basic	392,189,851	271,896,258	120,293,593	NM
Diluted	392,489,761	271,896,258	120,593,503	NM

Solar Revenues and Cost of Solar Revenues

Solar revenues and cost of revenues for the three months ended March 31, 2020 were related to solar installation service projects. Solar installation projects were legacy projects that were not related to our primary operations and were concluded in 2020.

Research and Development

Research and development expenses increased by $31.1 million, or 129.1%, from $24.1 million during the three months ended March 31, 2020 to $55.2 million during the three months ended in March 31, 2021. This increase was primarily due to $12.8 million in higher spend on purchased components and outside engineering services as we focus on the development, building, and testing and validation of our Tre BEV truck, as well as continuing the development of our FCEV truck platform. In addition, we incurred higher stock-based compensation expense of $10.0 million, and increased personnel costs of $6.8 million driven by growth in our in-house engineering headcount. We also had an increase in depreciation and occupancy costs related to additional capital equipment and software dedicated to R&D activities.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $57.5 million, or 724.5%, from $7.9 million during the three months ended March 31, 2020 to $65.4 million during the three months ended March 31, 2021. The increase was primarily related to higher stock-based compensation expense of $39.0 million. In addition, there was an increase in legal expenses of

$14.5 million primarily related to regulatory and legal matters incurred in connection with the short-seller analyst article from September 2020. Further, there was an increase in personnel expenses driven by growth in headcount.
Interest Income (Expense), net

Interest income (expense), net was immaterial the three months ended March 31, 2021 and 2020.

Loss on Forward Contract Liability

Loss on the forward contract liability represents loss recognized from a $1.3 million change in fair value of the forward contract liability as of March 31, 2020. The forward contract was settled in April 2020.

Revaluation of Warrant Liability

The revaluation of warrant liability represents a gain of $1.0 million resulting from the change in fair value of our warrant liability during the quarter.

Other Income, net
Other income, net increased by $0.1 million from $0.1 million during the three months ended March 31, 2020 to $0.2 million during the three months ended March 31, 2021. The increase is primarily related to unrealized gains and losses from foreign currency translation.
Income Tax Expense
Income tax expense was immaterial for the three months ended March 31, 2021 and 2020. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliate

Equity in net loss of affiliate for the quarter ended March 31, 2021, was $0.8 million which relates to the net loss of our joint venture. The joint venture commenced operations in the fourth quarter of 2020.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(120,224)	$(33,146)
Interest (income) expense, net	9	(62)
Income tax expense	1	1
Depreciation and amortization	1,805	1,408
EBITDA	(118,409)	(31,799)
Stock-based compensation	50,266	1,313
Loss on forward contract liability	—	1,324
Revaluation of warrant liability	(951)	—
Equity in net loss of affiliate	794	—
Regulatory and legal matters (1)	14,866	—
Adjusted EBITDA	$(53,434)	$(29,162)

(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2020, and investigations and litigation related thereto.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Net loss	$(120,224)	$(33,146)
Stock-based compensation	50,266	1,313
Revaluation of warrant liability	(951)	—
Regulatory and legal matters(1)	14,866	—
Non-GAAP net loss	$(56,043)	$(31,833)
Non-GAAP net loss per share:
Basic	$(0.14)	$(0.12)
Diluted	$(0.14)	$(0.12)
Weighted average shares outstanding:
Basic	392,189,851	271,896,258
Diluted	392,489,761	271,896,258

(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller analyst article from September 2020, and investigations and litigation related thereto.

Liquidity and Capital Resources
Since inception, we financed our operations primarily from the sales of redeemable convertible preferred stock and common stock, the Business Combination, and redemption of warrants. As of March 31, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $763.8 million, which are primarily invested in money market funds.
Short-Term Liquidity Requirements
As of the date of this Quarterly Report on Form 10-Q, we have yet to generate revenue from our core business operations. As of March 31, 2021, our current assets were $804.4 million consisting primarily of cash and cash equivalents of $763.8 million, and our current liabilities were $71.0 million primarily comprised of accrued expenses and accounts payables.
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
•our ability to collect revenue; and
•other risks discussed in the section entitled "Risk Factors."
Long-Term Liquidity Requirements
Our current capital will not be sufficient to cover forecasted capital needs and operating expenditures starting in the second half of fiscal year 2022. Until we can generate sufficient revenue from truck sales and leases to cover operating expenses, working capital and capital expenditures, we expect to fund cash needs through a combination of equity and debt financing, including lease securitization. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
While we intend to raise additional capital in the future, if adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.
The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(59,249)	$(21,897)
Net cash used in investing activities	(24,521)	(1,439)
Net cash (used in) provided by financing activities	(1,758)	13,151

Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $59.2 million for the three months ended March 31, 2021. The most significant component of our cash used during this period was net loss of $120.2 million, which included non-cash expenses of $50.3 million related to stock-based compensation, $12.9 million expense for in-kind services, $1.8 million related to depreciation and amortization, $0.8 million equity in net loss of affiliate and $1.0 million gain on revaluation of our warrant liability, and net cash outflows of $3.8 million from changes in operating assets and liabilities primarily driven by increases in long-term deposits and prepaid expenses and other current assets, partially offset by an increase in accounts payable and accrued expenses.
Net cash used in operating activities was $21.9 million for the three months ended March 31, 2020. The largest component of our cash used during this period was a net loss of $33.1 million, which included non-cash charges of $1.3 million related to stock-based compensation, $6.7 million expense for in-kind services, a loss of $1.3 million related to the change in fair value of the forward contract liability, and $1.4 million related to depreciation and amortization expense, and net cash inflows of $0.5 million from changes in operating assets and liabilities primarily driven by a decrease in accounts receivable, net and prepaid expenses and other current assets.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and build out infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue to increase substantially as we build out and tool our manufacturing facility in Coolidge, Arizona, finance operations of our joint venture in Ulm, Germany, and develop the network of hydrogen fueling stations.
Net cash used in investing activities was $24.5 million for the three months ended March 31, 2021, which was primarily due to costs of construction for our Coolidge manufacturing facility, purchases and deposits for capital equipment and supplier tooling.
Net cash used in investing activities was $1.4 million for the three months ended March 31, 2020, which was due to purchases and deposits on capital equipment related to the construction of our headquarters and R&D facility.
Cash Flows from Financing Activities
Through March 31, 2021, we have financed our operations through proceeds from sales of redeemable convertible preferred stock and common stock, the Business Combination, and redemption of warrants.
Net cash used in financing activities was $1.8 million for the three months ended March 31, 2021, which was primarily due to $4.1 million term note repayment and payments on our financing lease of $0.3 million, partially offset by proceeds from the exercises of stock options of $2.6 million.
Net cash provided by financing activities was $13.2 million for the three months ended March 31, 2020, which was primarily due to proceeds from the issuance of Series D redeemable convertible preferred stock of $13.0 million and proceeds from tenant allowances for the construction of our headquarters of $0.9 million, offset by payments made for future stock issuance costs of $0.4 and payments on our financing lease of $0.3 million.
Contractual Obligations and Commitments
For the three months ended March 31, 2021, there have been no material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020.
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
There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2021. For a full discussion of these estimates and policies, see "Critical Accounting Estimates" in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2020.
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

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $763.8 million and $840.9 million, respectively, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Foreign Currency Risk

For the three months ended March 31, 2021 and 2020, we recorded $0.1 million and $0.03 million, respectively, of foreign currency gains.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective solely due to the material weakness in our internal control over financial reporting as described below.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. That evaluation included consideration of the views expressed in the SEC’s Staff Statement of April 12, 2021 (“the SEC Staff Statement”) in which the SEC Staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by Special Purpose Acquisition Companies (“SPACs”). Prior to the SEC Staff Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most other SPACs and parties who had merged with SPACs similarly interpreted the warrant accounting principles at issue. However, based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, our management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

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

During the quarter ended March 31, 2021, we implemented the initial phase of a new Enterprise Resource Planning system. The initial phase included modules in procure-to-pay, general ledger, and asset accounting. The implementation will continue in additional phases through fiscal year 2021 and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes.

Other than the items noted above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 to our audited consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred net losses of $370.9 million and $120.2 million for the year ended December 31, 2020 and for the three months ended March 31, 2021, respectively, and have incurred net losses of approximately $680.4 million from Legacy Nikola's inception through March 31, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our trucks, which is not expected to begin at least until 2022 for our battery electric vehicle, or BEV, truck and the second half of 2023 and 2024 for our Tre hydrogen fuel cell electric vehicle, or FCEV, truck and Two FCEV truck, respectively, and may occur later. Even if we are able to successfully develop and sell or lease our trucks, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.

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

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We intend to derive substantially all of our revenue from the sale and lease of our vehicle platforms, which are still in the early stages of development. Our revenue for our FCEV trucks under a bundled lease model will also depend on the sale of hydrogen fuel at our planned hydrogen fueling stations which we do not expect to be operational until 2023 or later. There are no assurances that we will be able to secure future business with the major trucking companies or with independent truck drivers.

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

The design, manufacture, lease, sale and servicing of vehicles and related hydrogen fueling stations is capital-intensive. We expect that we will have sufficient capital to fund our planned operations for the next 12 months. We will need to raise additional capital to scale our manufacturing and roll out our hydrogen fueling stations. We may raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions.

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

Additionally, six putative class action lawsuits were filed against us and certain of our current and former officers and directors, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act, and, in one case, violations of the Unfair Competition Law under California law, alleging that Nikola and certain of our officers and directors made false and/or misleading statements in press releases and public filings regarding our business plan and prospects. These lawsuits have been consolidated. Separately, three purported Nikola stockholder derivative actions were filed in the United States District Court, against certain of our current and former directors, alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, and gross mismanagement, among other claims. We are unable to estimate the potential loss or range of loss, if any, associated with these lawsuits.

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

The results of litigation and other legal proceedings, including the other claims described under Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 14 in our Annual Report on Form 10-K/A for the year ended December 31, 2020, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K/A for the year ended December 31, 2020 are subject to future developments and management’s view of these matters may change in the future.

Our success will depend on our ability to economically manufacture our trucks at scale and build our hydrogen fueling stations to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to customers on schedule and at scale is unproven.

Our future business depends in large part on our ability to execute our plans to develop, manufacture, market and sell our BEV and FCEV trucks and to deploy the associated hydrogen fueling stations for our FCEV trucks at sufficient capacity to meet the transportation demands of our business customers. We plan to initially commence manufacturing our trucks in Europe through our joint venture with CNH Industrial N.V., or CNHI and Iveco S.p.A., or Iveco, which commenced operations in the fourth quarter of 2020, and in the future at our manufacturing plant in Arizona.

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

Our plan to build a network of hydrogen fueling stations in the United States will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our FCEV trucks. This planned construction of hydrogen stations is essential to persuading customers to pay a higher premium for our trucks. We have constructed a prototype station that provides our engineers with the ability to test and scale future stations for heavy-duty truck application, however the technology we use is currently utilized for non-commercial applications. While we have constructed a prototype station, we have very limited experience in the actual provision of our refueling solutions to users and providing these services is subject to challenges, which include the logistics of rolling out our network of refueling stations and teams in appropriate areas, inadequate capacity or over capacity in certain areas, security risks, risk of damage to vehicles during charging or refueling and the potential for lack of customer acceptance of our services. We will need to ensure compliance with any regulatory requirements applicable in jurisdictions where our fueling stations will be located, including obtaining any required permits and land use rights, which could take considerable time and expense and is subject to the risk that government support in certain areas may be discontinued. In addition, given our lack of experience building and operating fueling stations, there could be unanticipated challenges which may hinder our ability to provide our bundled lease to customers or make the provision of our bundled leases costlier than anticipated. If we are unable to build, or experience delays in building, our network of hydrogen fueling stations, we may be unable to meet our fueling commitments under our bundled lease arrangements with customers and experience decreased sales or leases of our vehicles, which may negatively impact our business, prospects, financial condition and operating results.

We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling stations.

As a key component of our business model, we intend to establish a series of hydrogen fueling stations, and we intend to include the cost of hydrogen in the purchase price of our trucks. Where electricity can be procured in a cost-effective manner, we expect that hydrogen fuel will be produced on-site, via electrolysis. In other cases, we expect that hydrogen fuel will be produced off-site and delivered to fueling stations under a supply "hub and spoke" structure. To the extent we are unable to produce or obtain the hydrogen, we may be unable to establish these fueling stations and severely limit the usefulness of our trucks, or, if we are still able to establish these stations, we may be forced to sell hydrogen at a loss in order to maintain our commitments. We believe that this hydrogen incentive will be a significant driver for purchases of our trucks, and therefore, the failure to establish and roll out these hydrogen fueling stations in accordance with our expectations would materially adversely affect our business.

Our inability to cost-effectively source the energy requirements to conduct electrolysis at our fueling stations may impact the profitability of our bundled leases by making our hydrogen uneconomical compared to other vehicle fuel sources.

Our ability to economically produce hydrogen for our FCEV trucks requires us to secure a reliable source of electricity for each of our fueling stations at a price per kilowatt hour that is below the current retail rates in the geographic areas we target. During our initial hydrogen station roll-out, we intend to source power based on the most economical power mix available at each hydrogen production site, including power from the grid that is sourced from non-renewable resources. An increase in the price of energy used to generate hydrogen through electrolysis would likely result in a higher cost of fuel for our FCEV trucks as well as increase the cost of distribution, freight and delivery and other operating costs related to vehicle manufacturing. We may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, because of our bundled lease model for FCEV trucks, which could have an adverse impact on our results of operations and financial condition.

Reservations for our trucks are cancellable.

Reservations for our Nikola FCEV trucks are subject to cancellation by the customer until the customer enters into a lease agreement or, in the case of Anheuser-Busch LLC, or AB, to the extent our trucks do not meet the vehicle specifications and delivery timelines specified in the contract with AB, as discussed further below. Because all of our reservations are cancellable, it is possible that a significant number of customers who submitted reservations for our trucks may cancel those reservations. In addition, our non-binding FCEV reservations include reservations from individuals or small fleets with orders of 100 trucks or less, which collectively represent approximately 47% of our total FCEV reservations as of December 31, 2020. These individuals or small fleets may not receive FCEV trucks until the density of the hydrogen station network is sufficient for their refueling needs, which may not occur until approximately 2030 or later.

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

While we do not currently have any leasing arrangements finalized, in the future we intend to offer a bundled lease or other alternative structures to customers which would expose us to credit risk.

While we currently intend to offer bundled leasing of our trucks or other alternative structures to potential customers through a third-party financing partner, we currently have no agreement in place with any potential financing partner. We can provide no assurance that a third-party financing partner would be able or willing to provide the leasing services on terms that we have stated in our published materials, or to provide financing at all. Furthermore, offering a leasing alternative to customers will expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfill its contractual obligations when they fall due. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results and results of operations.

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

We compete in a rapidly evolving and highly competitive industry, and a number of private and public companies have announced plans to offer BEV and/or FCEV trucks, including companies such as Daimler, Hyliion, Hyundai, Lion, Tesla, Hyzon, Toyota and Volvo. Based on publicly available information, a number of these competitors have displayed prototype trucks and have announced target availability and production timelines, while others have launched pilot programs in some markets. In addition, we are aware that one potential competitor, BYD, is currently manufacturing and selling a Class 8 BEV truck. While some competitors may choose to offer BEV trucks, others such as Hyundai have announced they plan to offer FCEV trucks and invest in hydrogen stations for refueling. In addition, our principal competition for our trucks will also come from manufacturers of trucks with internal combustion engines powered by diesel fuel.

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

Because we do not plan to begin production of our trucks until mid-2021 at the earliest, we have no experience servicing or repairing our vehicles. Servicing alternative fuel and electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We may decide to partner with a third party to perform some or all of the maintenance on our trucks, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. If we are unable to successfully address the service requirements of our customers, our business and prospects will be materially and adversely affected.

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

Any disruption in the supply of battery cells or semiconductors could temporarily disrupt production of the BEV truck until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices.

Manufacturing in collaboration with partners is subject to risks.

In 2019, we partnered with Iveco, a subsidiary of CNHI, to manufacture the BEV truck at the Iveco manufacturing plant in Ulm, Germany through a joint venture with CNHI, which commenced operations in the fourth quarter of 2020. We currently intend to begin production of the BEV truck at the Iveco plant in 2021, with deliveries beginning late in the same year. We currently expect that approximately 40 million Euros will be invested in total by Iveco and Nikola into the manufacturing plant to prepare it for assembly, of which 14.8 million was funded through March 31, 2021. Future funding may be partially financed through debt obtained by the joint venture.

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

We anticipate the ranges of our Nikola Tre BEV, Nikola Tre FCEV and Nikola Two FCEV vehicles to be up to 350, 500 and 900 miles per day, respectively, before needing to recharge or refuel, depending on the type of vehicle, but that range will decline over time as the battery deteriorates. Other factors such as usage, time and stress patterns may also impact the battery’s ability to hold a charge, which would decrease our trucks’ range before needing to recharge or refuel. Such battery deterioration and the related decrease in range may negatively influence potential customer decisions.

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

We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liabilities, or otherwise adversely affect our business.

In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information from our consumers, employees and third parties with whom we conduct business, including names, accounts, user IDs and passwords, and payment or transaction related information. Additionally, we intend to use our trucks’ electronic systems to log information about each vehicle’s use in order to aid us in vehicle diagnostics, repair and maintenance. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. The European Union adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018, and California adopted the California Consumer Privacy Act of 2018, or CCPA, which became effective in January 2020. Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR and CCPA) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

Specifically, the CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California consumers. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California consumers with new privacy-related disclosures and new ways to opt-out of certain uses and disclosures of personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding California consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

Other states have begun to propose similar laws. Compliance with applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations, which could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner adverse to our business. In particular, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. Failure to comply with applicable laws or regulations or to secure personal information could result in investigations, enforcement actions and other proceedings against us, which could result in substantial fines, damages and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits.

We post public privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties fail to comply with our published policies and documentation. Such failures could carry similar consequences or subject us to potential local, state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any of the foregoing could materially adversely affect our business, prospects, operating results and financial condition.

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

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any cumulative change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in the years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards is equal to the product of the applicable long-term tax exempt rate and the value of our stock immediately before the ownership change. As a result, we may be unable to offset our taxable income with net operating losses, or our tax liability with credits, before these losses and credits expire.

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

The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, including vaccination efforts, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers, vendors and business partners to perform, including third party suppliers’ ability to provide components and materials used in our trucks. We may also experience an increase in the cost of raw materials used in our commercial production of trucks. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

These incentives include tax credits, rebates and other incentives for alternative energy production, alternative fuel and electric vehicles, including greenhouse gas, or GHG, emissions credits under the U.S. Environmental Protection Agency’s GHG Rule and the California Air Resources Board. While these benefits have been available in the past, there is no guarantee these programs will be available in the future. If these tax incentives and other benefits are not available or are reduced or otherwise limited in the future, our financial position could be harmed.

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

Our trucks can be designed with connectivity for future installation of an autonomous hardware suite and we plan to partner with a third-party software provider in the future to potentially implement autonomous capabilities. However, we cannot guarantee that we will be able to identify a third party to provide the necessary hardware and software to enable driverless Level 4 or Level 5 autonomy in an acceptable timeframe, on terms satisfactory to us, or at all. Autonomous driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our autonomous driving systems occur, we could be subject to liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

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

Recent significant negative publicity has adversely affected our brand and reputation and our stock price. Negative publicity may result from allegations of fraud, improper business practices, employee misconduct, unfair employment practices or any other matters that could give rise to litigation and/or governmental investigations. Unfavorable publicity relating to us or those affiliated with us, including our former executive chairman, has and may in the future adversely affect public perception of the entire company. Adverse publicity and its effect on overall public perceptions of our brand, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

In September 2020, an entity published an article containing certain allegations against us. This article and the public response to such article, as well as other negative publicity, have adversely affected our brand and reputation as well as our stock price, which makes it difficult for us to attract and retain employees, partners and customers, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny and has resulted in litigation and governmental investigations. As a result, customers, potential customers, partners and potential partners have failed to award us additional business, cancelled or sought to cancel existing contracts, and directed future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K/A for the year ended December 31, 2020 for additional information.

The successful rehabilitation of our brand will depend largely on regaining a good reputation, meeting our vehicle commercialization schedules, satisfying the requirements of customers, meeting our fueling commitments under our future bundled lease arrangements or other customer arrangements, maintaining a high quality of service under our future bundled lease arrangements, improving our compliance programs and continuing our marketing and public relations efforts. Expenses related to our brand promotion, reputation building, and media strategies have been significant and our efforts may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully rehabilitate our brand in the current or future competitive environment or if events similar to the negative publicity occur in the future, our brand and reputation would be further damaged and our business may suffer.

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

Social media platforms present risks and challenges that have resulted, and may in the future result, in damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. Our internal policies and procedures regarding social media, have not been, and may not in the future be, effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. The use of such platforms by our officers and other employees and former employees has adversely impacted, and could in the future adversely impact, our costs, and our brand and reputation, and has resulted, and could in the future result, in the disclosure of confidential information, litigation and regulatory inquiries. Any such litigation or regulatory inquiries may result in significant penalties and other restrictive sanctions and adverse consequences. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them. We are currently party to litigation and regulatory proceedings related in part to social media statements. See Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K/A for the year ended December 31, 2020 for additional information.

General Risk Factors

Concentration of ownership among our executive officers and directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 31, 2021, Mark A. Russell, our President, Chief Executive Officer and director, beneficially owns, directly or indirectly, approximately 12.4%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 22.5% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation, or our Certificate of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

The closing price of our common stock on Nasdaq ranged from $13.75 to $79.73 following the closing of the Business Combination on June 3, 2020 through March 31, 2021. In September 2020, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including COVID-19, may seriously affect the market price of our common stock, regardless of our actual operating performance.

Any investment in our common stock is subject to extreme volatility and could result in the loss of your entire investment. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, which has and may in the future be instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. See Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 14 in our Annual Report on Form 10-K/A for the year ended December 31, 2020 for additional information.

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

We recently identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective which, if not remediated, may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the restatement as discussed in Note 1, Restatement of Consolidated Financial Statements of Notes to Consolidated Financial Statements of our Annual Report on 10-K/A for the year ended December 31, 2020, management concluded there was a material weakness in our internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We identified a material weakness in our controls over the accounting for private warrants issued in connection with the initial public offering of VectoIQ and recorded to our consolidated financial statements as a result of the Business Combination with VectoIQ and the reverse recapitalization that occurred on June 3, 2020. Our controls to evaluate the accounting for complex financial instruments, such as for warrants issued by VectoIQ, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in a material error in our accounting for warrants related to the private warrants recorded as part of the Business Combination and a restatement of our previously issued financial statements more fully described in Note 1, Restatement of Consolidated Financial Statements, to the Notes to Consolidated Financial Statements of our Annual Report on 10-K/A for the year ended December 31, 2020. Based on the material weakness, management concluded that, as of December 31, 2020 and March 31, 2021, our internal control over financial reporting was not effective and our disclosure controls and procedures were not effective.

To remediate the material weakness in our internal control over financial reporting, management implemented additional review procedures, and additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP.

Although our remediation plan has been implemented and is expected to be completed as of the filing date of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, the material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary. In addition, there can be no assurance that additional material weaknesses will not be identified in the future. If we are unsuccessful in remediating our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, liquidity, financial condition, ability to access the capital markets, perceptions of our creditworthiness, and stock price could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws or stock market listing requirements. We also face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

In connection with the restatement described above, our warrants are classified as liabilities. Under this accounting treatment, we are required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our warrants and that such gains or losses could be material.

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

Item 6. Exhibits

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
Date: May 7, 2021