Form 10-Q
period 2021-06-30
Nikola Corp
filed 2021-08-03
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of July 29, 2021, there were 398,253,825 shares of the registrant’s common stock outstanding.

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

•Increases in costs, disruption of supply or shortage of raw materials, particularly lithium-ion battery cells, could harm our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$632,694	$840,913
Restricted cash and cash equivalents	—	4,365
Inventory	2,267	—
Prepaid in-kind services	18,548	46,271
Prepaid expenses and other current assets	9,776	5,368
Total current assets	663,285	896,917
Restricted cash and cash equivalents	—	4,000
Long-term deposits	16,670	17,687
Property, plant and equipment, net	166,367	71,401
Intangible assets, net	50,000	50,050
Investment in affiliates	63,639	8,420
Goodwill	5,238	5,238
Total assets	$965,199	$1,053,713
Liabilities and stockholders' equity
Current liabilities
Accounts payable	58,064	29,364
Accrued expenses and other current liabilities	26,725	18,809
Term note, current	—	4,100
Total current liabilities	84,789	52,273
Finance lease liabilities	13,491	13,956
Warrant liability	8,895	7,335
Deferred tax liabilities, net	10	8
Total liabilities	107,185	73,572
Commitments and contingencies (Note 11)
Common stock with embedded put right	13,237	—
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 397,077,561 and 391,041,347 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	40	39
Additional paid-in capital	1,668,362	1,540,037
Accumulated other comprehensive income	4	239
Accumulated deficit	(823,629)	(560,174)
Total stockholders' equity	844,777	980,141
Total liabilities and stockholders' equity	$965,199	$1,053,713
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Solar revenues	$—	$36	$—	$94
Cost of solar revenues	—	30	—	73
Gross profit	—	6	—	21
Operating expenses:
Research and development	67,726	42,525	122,889	66,602
Selling, general, and administrative	70,672	44,104	136,099	52,039
Total operating expenses	138,398	86,629	258,988	118,641
Loss from operations	(138,398)	(86,623)	(258,988)	(118,620)
Other income (expense):
Interest income (expense), net	(92)	22	(101)	84
Loss on forward contract liability	—	—	—	(1,324)
Revaluation of warrant liability	(2,511)	(29,157)	(1,560)	(29,157)
Other income (expense), net	(1,102)	(23)	(883)	91
Loss before income taxes and equity in net loss of affiliates	(142,103)	(115,781)	(261,532)	(148,926)
Income tax expense	2	1	3	2
Loss before equity in net loss of affiliates	(142,105)	(115,782)	(261,535)	(148,928)
Equity in net loss of affiliates	(1,126)	—	(1,920)	—
Net loss	(143,231)	(115,782)	(263,455)	(148,928)
Premium paid on repurchase of redeemable convertible preferred stock	—	(13,407)	—	(13,407)
Net loss attributable to common stockholders	$(143,231)	$(129,189)	$(263,455)	$(162,335)

Net loss per share attributable to common stockholders:
Basic	$(0.36)	$(0.43)	$(0.67)	$(0.56)
Diluted	$(0.36)	$(0.43)	$(0.67)	$(0.56)
Weighted-average shares outstanding:
Basic	394,577,711	303,785,616	393,390,377	287,822,558
Diluted	394,577,711	303,785,616	393,390,377	287,822,558

See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(143,231)	$(115,782)	$(263,455)	$(148,928)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	78	—	(235)	—
Comprehensive loss	$(143,153)	$(115,782)	$(263,690)	$(148,928)

See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2021	393,745,157	$39	$1,592,716	$(680,398)	$(74)	$912,283
Exercise of stock options	1,033,250	1	1,212	—	—	1,213
Issuance of shares for RSU awards	461,084	—	—	—	—	—
Common stock issued for commitment shares	155,703	—	2,625	—	—	2,625
Common stock issued for investment in affiliates, net of common stock with embedded put right	1,682,367	—	19,139	—	—	19,139
Stock-based compensation	—	—	52,670	—	—	52,670
Net loss	—	—	—	(143,231)	—	(143,231)
Other comprehensive income	—	—	—	—	78	78
Balance as of June 30, 2021	397,077,561	$40	$1,668,362	$(823,629)	$4	$844,777

See accompanying notes to the consolidated financial statements.

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	391,041,347	$39	$1,540,037	$(560,174)	$239	$980,141
Exercise of stock options	2,929,917	1	3,625	—	—	3,626
Issuance of shares for RSU awards	1,268,227	—	—	—	—	—
Common stock issued for commitment shares	155,703	—	2,625	—	—	2,625
Common stock issued for investment in affiliates, net of common stock with embedded put right	1,682,367	—	19,139	—	—	19,139
Stock-based compensation	—	—	102,936	—	—	102,936
Net loss	—	—	—	(263,455)	—	(263,455)
Other comprehensive loss	—	—	—	—	(235)	(235)
Balance as of June 30, 2021	397,077,561	$40	$1,668,362	$(823,629)	$4	$844,777

	Three Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	84,095,913	$414,664	60,167,980	$1	$1,315	$(222,454)	$(221,138)
Retroactive application of recapitalization	(84,095,913)	(414,664)	214,077,660	26	414,638	—	414,664
Adjusted balance, beginning of period	—	—	274,245,640	27	415,953	(222,454)	193,526
Issuance of Series D redeemable convertible preferred stock, net of $5,571 issuance costs (1)	—	—	5,215,933	1	45,572	—	45,573
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	7,390,436	1	71,998	—	71,999
Business Combination and PIPE financing	—	—	72,272,942	7	594,515	—	594,522
Exercise of stock options	—	—	1,785,688	—	1,882	—	1,882
Stock-based compensation	—	—	—	—	38,227	—	38,227
Net loss	—	—	—	—	—	(115,782)	(115,782)
Balance as of June 30, 2020	—	$—	360,910,639	$36	$1,168,147	$(338,236)	$829,947

See accompanying notes to the consolidated financial statements.

(1) Issuance of Series D redeemable convertible preferred stock has been retroactively restated to give effect to the recapitalization transaction.

	Six Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	82,297,742	$383,987	60,167,334	$1	$—	$(188,480)	$(188,479)
Retroactive application of recapitalization	(82,297,742)	(383,987)	210,658,758	26	383,961	—	$383,987
Adjusted balance, beginning of period	—	—	270,826,092	27	383,961	(188,480)	$195,508
Issuance of Series D redeemable convertible preferred stock, net of $8,403 issuance costs (1)	—	—	6,581,340	1	56,249	—	$56,250
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	9,443,353	1	91,998	—	$91,999
Business Combination and PIPE financing		—	72,272,942	7	594,515	—	$594,522
Exercise of stock options	—	—	1,786,912	—	1,884	—	$1,884
Stock-based compensation	—	—	—	—	39,540	—	$39,540
Cumulative effect of ASU 2016-02 adoption	—	—	—	—	—	(828)	$(828)
Net loss	—	—	—	—	—	(148,928)	$(148,928)
Balance as of June 30, 2020	—	$—	360,910,639	$36	$1,168,147	$(338,236)	$829,947

(1) Issuance of Series D redeemable convertible preferred stock has been retroactively restated to give effect to the recapitalization transaction.
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(263,455)	$(148,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,710	2,926
Stock-based compensation	102,936	39,540
Deferred income taxes	2	2
Non-cash in-kind services	27,723	17,241
Loss on forward contract liability	—	1,324
Equity in net loss of affiliates	1,920	—
Revaluation of warrant liability	1,560	29,157
Issuance of common stock for commitment shares	2,625	—
Loss on sale of equipment	1,008	—
Changes in operating assets and liabilities:
Inventory	(2,267)	—
Prepaid expenses and other current assets	(4,024)	(779)
Accounts payable, accrued expenses and other current liabilities	9,535	9,064
Long-term and customer deposits	(7,247)	4,892
Net cash used in operating activities	(125,974)	(45,561)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(64,787)	(6,303)
Investments in affiliates	(25,000)	—
Proceeds from sale of equipment	200	—
Net cash used in investing activities	(89,587)	(6,303)
Cash flows from financing activities
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs paid	—	50,349
Business Combination and PIPE financing, net of issuance costs paid	—	616,736
Proceeds from the exercise of stock options	3,839	1,884
Proceeds from landlord of finance lease	—	889
Payments on finance lease liabilities	(518)	(544)
Proceeds from note payable	—	4,134
Payment of note payable	(4,100)	(4,134)
Payments for issuance costs	(244)	—
Net cash provided by (used in) financing activities	(1,023)	669,314
Net increase (decrease) in cash and cash equivalents, including restricted cash	(216,584)	617,450
Cash and cash equivalents, including restricted cash, beginning of period	849,278	89,832
Cash and cash equivalents, including restricted cash, end of period	$632,694	$707,282
Supplementary cash flow disclosures:
Cash paid for interest	$372	$490
Cash interest received	$384	$479
Supplementary disclosures for noncash investing and financing activities:
Purchases of property, plant and equipment included in liabilities	$33,389	$1,371
Accrued deferred issuance costs	$352	$—
Non-cash prepaid in-kind services	$—	$74,758
Accrued Business Combination and PIPE transaction costs	$—	$295
Net liabilities assumed from VectoIQ	$—	$21,919
Leased assets obtained in exchange for new finance lease liabilities	$145	$—
Common stock issued for commitment shares	$2,625	$—
Common stock issued for investments in affiliates, including common stock with embedded put right	$32,376	$—
See accompanying notes to the consolidated financial statements.
9

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BASIS OF PRESENTATION
(a)Overview

Nikola Corporation (‘‘Nikola’’ or the ‘‘Company’’) is a designer and manufacturer of heavy-duty commercial battery-electric and hydrogen-electric vehicles and energy infrastructure solutions.
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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share, issued to Legacy Nikola's stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Nikola redeemable convertible preferred stock and Legacy Nikola common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. Activity within the statement of stockholders' equity for the issuances and repurchases of Legacy Nikola's redeemable convertible preferred stock, were also retroactively converted to Legacy Nikola common stock.
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

Certain prior period balances were conformed to the restated consolidated financial statements, as previously disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2020, due to the accounting for warrant liabilities.

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
(c)Funding Risks and Going Concern
As an early stage growth company, the Company's ability to access capital is critical. Until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had $632.7 million and $840.9 million of cash and cash equivalents, which included cash equivalents of $609.0 million and $827.1 million of highly liquid investments at June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021 and December 31, 2020, the Company had zero and $4.1 million, respectively, in an escrow account related to the securitization of the term loan with JP Morgan Chase included in restricted cash and cash equivalents. The term loan was repaid by the Company during the first quarter of 2021. Additionally, as of June 30, 2021 and December 31, 2020, the Company had zero and $4.0 million, respectively, included in non-current restricted cash and cash equivalents for the required deposit to Pinal Land Holdings, LLC ("PLH"), which was deposited in escrow during the first quarter of 2021 pursuant to the terms of the land conveyance agreement. Further, as of June 30, 2021 and December 31, 2020, the Company had zero and $0.3 million, respectively, in refundable customer deposits included in current restricted cash and cash equivalents.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$632,694	$840,913	$698,386	$85,688
Restricted cash and cash equivalents – current	—	4,365	8,896	—
Restricted cash and cash equivalents – non-current	—	4,000	—	4,144
Cash, cash equivalents and restricted cash and cash equivalents	$632,694	$849,278	$707,282	$89,832
(b)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$608,985	$—	$—	$608,985

Liabilities
Warrant liability	$—	$—	$8,895	$8,895

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$827,118	$—	$—	$827,118
Restricted cash equivalents – money market	4,100	—	—	4,100

Liabilities
Warrant liability	$—	$—	$7,335	$7,335
In September 2019, Legacy Nikola entered into an agreement that required Legacy Nikola to issue, and the investor to purchase, Series D redeemable convertible preferred stock at a fixed price in April 2020 (the “Forward Contract Liability”), which was accounted for as a liability. The Forward Contract Liability was remeasured to its fair value each reporting period resulting in the recognition of zero and $1.3 million loss in other income (expense) on the consolidated statements of operations for the three and six months ended June 30, 2020, respectively. The Forward Contract Liability was settled in April 2020 with the issuance of Series D redeemable convertible preferred stock.
In determining the fair value of the Forward Contract Liability, estimates and assumptions impacting fair value included the estimated future value of the Company's Series D redeemable convertible preferred stock, discount rates and estimated time to liquidity. The following reflects the significant quantitative inputs used:

As of April 10, 2020
Estimated future value of Series D redeemable convertible preferred stock	$10.00
Discount rate	—%
Time to liquidity (years)	0
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrant Liability
Estimated fair value at December 31, 2020	7,335
Change in fair value	1,560
Estimated fair value at June 30, 2021	8,895

The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	June 30, 2021	December 31, 2020
Stock price	$18.06	$15.26
Exercise price	$11.50	$11.50
Remaining term (in years)	3.93	4.42
Volatility	75%	75%
Risk-free rate	0.65%	0.30%
Expected dividend yield	—%	—%

On June 22, 2021 (the "WVR Closing Date"), the Company entered into a Membership Interests Purchase Agreement (the “MIPA”) with Wabash Valley Resources LLC (“WVR”) and the sellers party thereto (collectively, the “Sellers”), pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for cash and the Company’s common stock (see Note 5, Investments).

Under the MIPA, each Seller has a right but not the obligation, in its sole discretion, to cause the Company to purchase a portion of such Seller’s Shares outside the specified blackout windows, at $14.86 per share of common stock (the "Put Right"). The first blackout window is from the WVR Closing Date until the later of 90 days after the WVR Closing Date or the effectiveness of a registration statement with the SEC for the common stock consideration. The second blackout window ends on the one-year anniversary of the WVR Closing Date. The Sellers have 10 business days to exercise their Put Rights after each blackout window and the purchase option expires after this time. In accordance with the MIPA the maximum common share repurchase is $10.0 million in aggregate.

The Put Right is an embedded feature indexed to the Company's common stock pursuant to ASC 815-40 and accounted for in temporary equity, in accordance with ASC 480-10-S99-3A. The potential cash settlement from the common shares subject to the Put Right and the fair value of the embedded Put Right was recorded in temporary equity .

The fair value of the Put Right, a level 3 measurement, was estimated using a Monte Carlo simulation model. The application of the Monte Carlo simulation model requires the use of a number of inputs and significant assumptions including volatility. The fair value of the Put Right was $3.2 million as of the WVR Closing Date. The following reflects the inputs and assumptions used:

As of
June 22, 2021
Stock price	$17.32
Strike Price	$14.86
Volatility	95%
Risk-free rate	0.10%

(c)Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
There have been no recently issued accounting pronouncements or changes in accounting pronouncements not yet adopted that are applicable or material to the Company as of June 30, 2021.
Recently adopted accounting pronouncements
In December 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the ASU on January 1, 2021 and it did not have a material impact on the Company's consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer's accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for convertible debt instruments wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share. The treasury method will no longer be available. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the year. The Company early adopted the ASU on January 1, 2021, and there was no impact to the Company's consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted the ASU on January 1, 2021 and it did not have a material impact on the Company's consolidated financial statements.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Immediately following the Business Combination, pursuant to a redemption agreement, Nikola redeemed 7,000,000 shares of common stock from M&M Residual, LLC ("M&M Residual") at a purchase price of $10.00 per share. See Note 6, Related Party Transactions, for further details on the transaction.

The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, VectoIQ was treated as the "acquired" company for financial reporting purposes. See Note 1, Basis of Presentation, for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Nikola issuing stock for the net assets of VectoIQ, accompanied by a recapitalization. The net assets of VectoIQ are stated at historical cost, with no goodwill or other intangible assets recorded.

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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recapitalization
Cash - VectoIQ's trust and cash (net of redemptions)	$238,358
Cash - PIPE	525,000
Less: transaction costs and advisory fees paid	(51,200)
Less: VectoIQ loan payoff in conjunction with close	(422)
Less: M&M Residual redemption	(70,000)
Less: Nimbus repurchase	(25,000)
Net Business Combination and PIPE financing	616,736
Less: non-cash net liabilities assumed from VectoIQ	(21,919)
Less: accrued transaction costs and advisory fees	(295)
Net contributions from Business Combination and PIPE financing	$594,522

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	22,986,574
Less: redemption of VectoIQ shares	(2,702)
Common stock of VectoIQ	22,983,872
VectoIQ Founder Shares	6,640,000
Shares issued in PIPE	52,500,000
Less: M&M Residual redemption	(7,000,000)
Less: Nimbus repurchase	(2,850,930)
Business Combination and PIPE financing shares	72,272,942
Legacy Nikola shares (1)	288,631,536
Total shares of common stock immediately after Business Combination	360,904,478

(1) The number of Legacy Nikola shares was determined from the 151,831,441 shares of Legacy Nikola common stock outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 1.901. All fractional shares were rounded down.
4.BALANCE SHEET COMPONENTS
Inventory

Inventory consists of the following:

As of
June 30, 2021
Raw materials	$2,267
Work-in-process	—
Finished goods	—
Total inventory	$2,267

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.
Property, Plant and Equipment
Property, plant and equipment consist of the following at June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Machinery and equipment	$16,441	$14,820
Furniture and fixtures	1,480	1,480
Leasehold improvements	2,838	1,488
Software	5,793	4,285
Finance lease assets	34,920	34,775
Construction-in-progress	114,841	21,218
Other	2,040	1,750
Property, plant and equipment, gross	178,353	79,816
Less: accumulated depreciation and amortization	(11,986)	(8,415)
Total property, plant and equipment, net	$166,367	$71,401

Construction-in-progress on the Company's consolidated balance sheets as of June 30, 2021 relates primarily to the construction of the Company's manufacturing plant in Coolidge, Arizona. The Company expects to place Phase 0.5 of the plant in service during the second half of 2021.

Depreciation expense for the three months ended June 30, 2021 and 2020 was $1.9 million and $1.5 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $3.6 million and $2.9 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Accrued payroll and payroll related expenses	$1,739	$1,105
Accrued deferred issuance costs	637	285
Accrued outsourced engineering services	7,656	2,514
Accrued purchases of property, plant and equipment	5,181	2,533
Accrued legal expenses	8,547	8,845
Other accrued liabilities	1,804	2,457
Current portion of finance lease liabilities	1,161	1,070
Total accrued expenses and other current liabilities	$26,725	$18,809
5. INVESTMENTS IN AFFILIATES
Nikola Iveco Europe GmbH

The Company and Iveco are parties to a series of agreements which established a joint venture in Europe, Nikola Iveco Europe GmbH. The operations of the joint venture are located in Ulm, Germany, and consist of manufacturing the battery-electric ("BEV") and fuel cell electric ("FCEV") Class 8 trucks for the European market, as well as for the North American market while the Company's greenfield manufacturing facility in Coolidge, Arizona, is being completed.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Nikola Iveco Europe GmbH is considered a variable interest entity ("VIE") due to insufficient equity to finance its activities without additional subordinated financial support. The Company is not considered the primary beneficiary as it does not have the power to direct the activities that most significantly impact the economic performance based on the terms of the agreements. Accordingly, the VIE is accounted for under the equity method.

As of June 30, 2021 and December 31, 2020, the carrying amount of the Company's equity interest was $6.3 million and $8.4 million, respectively, and is included in investment in affiliates on the consolidated balance sheets. Equity in net loss of affiliates on the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity in net loss of affiliates	$(1,126)	$—	$(1,920)	$—

The Company does not guarantee debt for, or have other financial support obligations to the entity and its maximum exposure to loss in connection with its continuing involvement with the entity is limited to the carrying value of the investment.

Wabash Valley Resources LLC

On June 22, 2021, the Company entered into a MIPA with WVR and the Sellers, pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for $25 million in cash and 1,682,367 shares of the Company’s common stock. WVR is developing a clean hydrogen project in West Terre Haute, Indiana, including a hydrogen production facility. The common stock consideration was calculated based on the 30-day average closing stock price of the Company, or $14.86 per share, and the Company issued 1,682,367 shares of its common stock. As of the WVR Closing Date, the fair value of the stock consideration and Put Right was $32.4 million, based upon the closing price of the Company's common stock as of the WVR Closing Date and the fair value of the embedded Put Right (see Note 2).

The Company's interest in WVR is accounted for under the equity method and is included in investment in affiliates on the consolidated balance sheets. As of the WVR Closing Date, the fair value of the Company's investment in WVR was approximately $57.4 million, which consists of the Company's cash, common stock consideration, and the Put Right. The common stock consideration subject to the Put Right was classified as temporary equity on the consolidated balance sheets for $13.2 million which includes the fair value of the embedded Put Right of $3.2 million. Refer below for a reconciliation of the fair value of the Company's investment in WVR:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investment in WVR
Common stock issued for investment in affiliates including common stock subject to Put Right	$29,139
Cash consideration for investment in affiliates	25,000
Fair value of cash and common stock consideration for WVR	54,139
Fair value of embedded Put Right	3,237
Total investment in affiliates	$57,376

The excess of the initial fair value of the Company's investment over the underlying equity in the carrying value of the net assets of WVR has not yet been allocated within the investment account. The Company expects to complete the allocation by the end of fiscal year 2021.
6. RELATED PARTY TRANSACTIONS
Related Party Aircraft Charter Agreement
The Company previously entered into an aircraft charter arrangement with its former Executive Chairman of the board of directors and Legacy Nikola's former Chief Executive Officer. During the three and six months ended June 30, 2020, the Company recognized expense of $0.1 million and $0.2 million, respectively, for the business use of the aircraft. The aircraft charter arrangement was terminated effective October 2020 and there are no such amounts to report subsequent to the termination date.
Related Party Income
During the three and six months ended June 30, 2020, the Company recorded an immaterial amount for the provision of solar installation services to the former Executive Chairman, which were billed on a time and materials basis. Solar installation services were terminated effective October 2020 and there are no such amounts to report subsequent to the termination date.
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

Former Related Party License and Service Agreements
During the three and six months ended June 30, 2020, the Company issued 7,390,436 and 9,443,353 shares of Series D redeemable convertible preferred stock to Iveco S.p.A ("Iveco"), a former related party, in exchange for $72.0 million and $92.0 million of prepaid in-kind services, respectively. During the three months ended June 30, 2021 and 2020, $14.8 million and $10.5 million, respectively, of in-kind services were recognized in research and development on the consolidated statements of operations. During the six months ended June 30, 2021 and 2020, $27.7 million and $17.2 million, respectively, of in-kind services were recognized in research and development on the consolidated statements of operations. As of June 30, 2021 and December 31, 2020, $18.5 million and $46.3 million prepaid in-kind services, respectively, were reflected on the consolidated balance sheets.

During the three and six months ended June 30, 2020 the Company issued 5,132,289 shares of Series D redeemable convertible preferred stock to Iveco, in exchange for $50.0 million in cash. As of June 3, 2020, Iveco was no longer considered a related party under ASC 850.

Former Related Party Research and Development

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three and six months ended June 30, 2020, the Company recorded research and development expenses of $5.6 million and $6.5 million, respectively, from a former related party. As of June 3, 2020, the entity was no longer considered a related party and as a result there are no such amounts to report for the three and six months ended June 30, 2021.
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

The repurchase was contingent on completion of the Business Combination which occurred during the second quarter of 2020, and the Company repurchased the shares in conjunction with the closing of the Business Combination (see Note 3, Business Combination).

As of June 3, 2020, Nimbus was no longer considered a related party.
7.DEBT
Term Note
Debt consisted of a term note of zero and $4.1 million as of June 30, 2021 and December 31, 2020.
In January 2018, the Company entered into a term note with JP Morgan Chase, pursuant to which the Company borrowed $4.1 million to fund equipment purchases. The term note accrued interest at 2.43% per annum and was payable on or before January 31, 2019. The term note was secured by restricted cash.
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

During the first quarter of 2021, the Company repaid the $4.1 million term note.
Payroll Protection Program Note

In April 2020, the Company entered into a note with JP Morgan Chase under the Small Business Administration Paycheck Program established under Section 1102 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, pursuant to which the Company borrowed $4.1 million (the "Note"). The Note accrued interest at a rate of 0.98% per annum and matured in 24 months. On April 30, 2020, the Company returned the $4.1 million in proceeds from the Note to JP Morgan Chase.
8. CAPITAL STRUCTURE
Shares Authorized
As of June 30, 2021, the Company had a total of 750,000,000 shares authorized for issuance with 600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.

Warrants

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of June 30, 2021, the Company had 760,915 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. For the three months ended June 30, 2021 and 2020, the Company recorded a $2.5 million and $29.2 million loss, respectively, for revaluation of warrant liability on the consolidated statements of operations. For the six months ended June 30, 2021 and 2020, the Company recorded a $1.6 million and $29.2 million loss, respectively, for revaluation of warrant liability on the consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the Company recorded $8.9 million and $7.3 million, respectively, for warrant liability related to the private warrants outstanding.

The exercise price and number of common stock issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below their exercise price.

Stock Purchase Agreement

On June 11, 2021, the Company entered into a common stock purchase agreement (the "Purchase Agreement") and a registration rights agreement (the "Registration Rights Agreement") with Tumim Stone Capital LLC ("Tumim"), pursuant to which Tumim has committed to purchase up to $300 million in shares of the Company's common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company shall not issue or sell any shares of common stock under the Purchase Agreement which, when aggregated with all other shares of common stock beneficially owned by Tumim, would result in beneficial ownership of more than 4.99% of the Company's outstanding shares of common stock.

Under the terms of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, shares of common stock over the period commencing on the date of the Purchase Agreement (the “Tumim Closing Date”) and ending on the first day of the month following the 36-month anniversary of the Tumim Closing Date, provided that a registration statement covering the resale of shares of common stock that have been and may be issued under the Purchase Agreement is declared effective by the SEC. The registration statement covering the offer and sale of up to 18,012,845 shares of common stock to Tumim was declared effective on June 30, 2021. The purchase price will be calculated as 97% of the volume weighted average prices of the Company's common stock during normal trading hours for three consecutive trading days commencing on the first trading day immediately succeeding the purchase notice date.

Concurrently with the signing of the Purchase Agreement, the Company issued 155,703 shares of its common stock to Tumim as a commitment fee ("Commitment Shares"). The total fair value of the shares issued for the commitment fee of $2.6 million was recorded in selling, general, and administrative expense on the Company's consolidated statements of operations.

As of June 30, 2021, the Company has not sold any shares to Tumim under the terms of the Purchase Agreement.
9. STOCK BASED COMPENSATION EXPENSE
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Nikola option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

At the Company's special meeting of stockholders held on June 2, 2020, the stockholders approved the Nikola Corporation 2020 Stock Incentive Plan (the "2020 Plan") and the Nikola Corporation 2020 Employee Stock Purchase Plan (the "2020 ESPP"). The 2020 Plan and the 2020 ESPP were previously approved, subject to stockholder approval, by the Company's board of directors on May 6, 2020. The aggregate number of shares authorized for issuance under the 2020 Plan will not exceed 42,802,865, plus the number of shares subject to outstanding awards as of the closing of the Business Combination under the 2017 Plan that are subsequently forfeited or terminated. The aggregate number of shares available for issuance under the 2020 ESPP is 4,000,000.

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
Stock Options
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted. Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	32,529,224	$1.28	7.82
Granted	—	$—
Exercised	2,929,917	$1.24
Cancelled	39,617	$3.00
Outstanding at June 30, 2021	29,559,690	$1.29	7.37
Vested and exercisable as of June 30, 2021	28,782,924	$1.24	7.35
Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. The time-based RSUs generally vest semi-annually over a three year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. Certain RSUs awarded to key employees contain performance conditions related to achievement of strategic and operational milestones ("Performance RSUs"). As of June 30, 2021, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited. In addition, for certain technical engineering employees the awards cliff vest after a three year period or vest on the achievement of certain operational milestones. The RSUs to directors have a vesting cliff of one year after the grant date. Changes in RSUs are as follows:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Number of RSUs
Balance at December 31, 2020	5,026,531
Granted	6,691,926
Released	1,268,227
Cancelled	504,968
Balance at June 30, 2021	9,945,262

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

Number of Market Based RSUs
Balance at December 31, 2020	13,317,712
Granted	—
Released	—
Cancelled	—
Balance at June 30, 2021	13,317,712

Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$10,228	$2,880	$20,550	$3,238
Selling, general, and administrative	42,442	35,347	82,386	36,302
Total stock-based compensation expense	$52,670	$38,227	$102,936	$39,540

As of June 30, 2021, total unrecognized compensation expense was as follows:

Unrecognized compensation expense
Options	$1,509
Market Based RSUs	225,096
RSUs	164,895
Total unrecognized compensation expense at June 30, 2021	$391,500
10. INCOME TAXES

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Income tax expense was immaterial for the three and six months ended June 30, 2021 and 2020.
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2021.

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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The legal and other professional costs the Company incurred during the three and six months ended June 30, 2021 in connection with the Internal Review and disclosed elsewhere in this Quarterly Report include approximately $3.2 million and $6.2 million, respectively, expensed for Mr. Milton’s attorneys’ fees under his indemnification agreement with the Company. As of June 30, 2021 and December 31, 2020 the Company accrued approximately $6.4 million and $6.6 million, respectively, in legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement. The Company expects to incur additional costs associated with the Staff of the Division of Enforcement and the SDNY investigations and the Internal Review during fiscal year 2021, which will be expensed as incurred and which could be significant in the periods in which they are recorded.

On July 29, the U.S. Attorney for the SDNY announced the unsealing of a criminal indictment charging Trevor Milton with two counts of securities fraud and one count of wire fraud. That same day, the Securities and Exchange Commission announced charges against Mr. Milton for alleged violations of federal securities laws.

The Company cannot predict the ultimate outcome of the Staff of the Division of Enforcement and the SDNY investigations or the litigation against Mr. Milton, nor can it predict whether any other governmental authorities will initiate separate investigations or litigation. The outcome of the Staff of the Division of Enforcement and the SDNY investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors in addition to Mr. Milton, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the Staff of the Division of Enforcement and the SDNY investigations will be completed, the final outcome of the Staff of the Division of Enforcement and the SDNY investigations, what additional actions, if any, may be taken by the Staff of the Division of Enforcement, the SDNY or by other governmental agencies, or the effect that such actions may have on our business, prospects, operating results and financial condition, which could be material.

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
(UNAUDITED)
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

On November 16, 2020, ten motions both to consolidate the pending securities actions and to be appointed as lead plaintiff were filed by putative class members. On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 23, 2020, a motion for reconsideration of the Court’s order appointing the Lead Plaintiff was filed. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. The motion for reconsideration was denied on February 18, 2021. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff.

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
(UNAUDITED)
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

Books and Record Demands Pursuant to Delaware General Corporation Law Section 220

The Company has received a number of demand letters pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”), seeking disclosure of certain of the Company’s records. The Company has responded to those demands, stating its belief that the demand letters fail to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights of the defendants, the Company has engaged in negotiations with the shareholders, and has provided certain information that the Company had reasonably available to it.

On January 15, 2021, Plaintiff Frances Gatto filed a complaint in Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the DGCL. On January 26, 2021, Plaintiff’s counsel and the Company filed a joint letter, notifying the Court that the parties are engaged in dialogue regarding Plaintiff’s demand, and the Company need not answer or otherwise respond to the complaint at this time. The parties provided a status update to the Court on July 26, 2021, and have proposed to provide a further update by September 24, 2021.

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
12. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2021 and 2020.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(143,231)	$(129,189)	$(263,455)	$(162,335)
Less: revaluation of warrant liability	—	—	—	—
Adjusted net loss	$(143,231)	$(129,189)	$(263,455)	$(162,335)
Denominator:
Weighted average shares outstanding, basic	394,577,711	303,785,616	393,390,377	287,822,558
Dilutive effect of common stock issuable from assumed exercise of warrants	—	—	—	—
Weighted average shares outstanding, diluted	394,577,711	303,785,616	393,390,377	287,822,558
Net loss per share:
Basic	$(0.36)	$(0.43)	$(0.67)	$(0.56)
Diluted	$(0.36)	$(0.43)	$(0.67)	$(0.56)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding warrants	760,915	23,890,000	760,915	23,890,000
Stock options, including performance stock options	29,559,690	39,717,079	29,559,690	39,717,079
Restricted stock units, including market based RSUs	23,262,974	18,519,000	23,262,974	18,519,000
Total	53,583,579	82,126,079	53,583,579	82,126,079

13. SUBSEQUENT EVENTS

Issuance of common stock under Purchase Agreement

On July 12, 2021, the Company issued 1,004,120 shares of common stock under the terms of the Purchase Agreement to Tumim for proceeds of $14.8 million.

On July 30, 2021, the Company issued a purchase notice to Tumim to purchase 2,909,393 shares of the Company's common stock. Proceeds from this sale will be approximately $30.0 million to $35.0 million based on the volume weighted average prices of the Company's common stock from July 30, 2021 through August 3, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” "will", and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include our financial and business performance; expected timing with respect to the buildout of our manufacturing facilities, joint venture with Iveco and production and attributes of our BEV and FCEV trucks; expectations regarding our hydrogen fuel station rollout plan; timing of completion of prototypes, validation testing, volume production and other milestones; securing components for our trucks on acceptable terms and in a timely manner; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; planned collaboration with our business partners; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the outcome of any known and unknown regulatory proceedings; our business, expansion plans and opportunities; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.

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
Our expertise lies in design, innovation, and software and engineering. We assemble, integrate, and commission our vehicles in collaboration with our business partners and suppliers. Our approach includes leveraging strategic partnerships to help lower cost, increase capital efficiency and increase speed to market.
We operate in two business units: Truck and Energy. The Truck business unit is developing and commercializing BEV and FCEV Class 8 trucks that provide environmentally friendly, cost effective solutions to the short, medium and long haul trucking sector. The Energy business unit is primarily developing a hydrogen fueling ecosystem and charging stations to support our BEV and FCEV customers.

Our planned hydrogen fueling ecosystem is expected to include hydrogen production and/or hydrogen procurement, hydrogen distribution, and hydrogen storage and dispensing. As part of our hydrogen strategy, on June 22, 2021, we entered into a purchase agreement ("Offtake Agreement") with Wabash Valley Resources LLC (“WVR”), pursuant to which WVR agreed to sell to us, and we agreed to purchase from WVR, hydrogen to be produced from the hydrogen production facility being developed by WVR in West Terre Haute, Indiana (the "Plant"), once completed.
The Offtake Agreement is anticipated to provide us with the ability to purchase clean hydrogen below $1.00/kg which we expect will allow our bundled lease solution including the truck, fuel, and service and maintenance to compete favorably with diesel. The price of under $1.00/kg is a management estimate based on a number of assumptions including but not limited to spot forward rate of electricity (MISO Indiana Hub Average Day Ahead Power Price) and WVR debt service requirements for the anticipated Department of Energy loan. Further, under $1.00/kg represents the anticipated price of hydrogen off-take by us and does not include the cost and capital investment for on-site storage, liquefication, distribution, and dispensing necessary to support our anticipated fueling infrastructure needs. The addition of those costs is expected to increase the cost to us to above $1.00/kg.
The Offtake Agreement has an initial term ending on the later of (i) twelve years after the construction of the Plant or (ii) ten years after the commercial operation date, which is the date the Plant has completed all construction, testing, permitting and start-up as is required to be available, without restrictions, to produce and deliver hydrogen meeting the specifications provided in the Purchase Agreement on a commercial basis.
During 2020, we established a joint venture with Iveco, a subsidiary of CNHI, Nikola Iveco Europe GmbH. Our joint venture with Iveco provides us with the manufacturing infrastructure to build BEV trucks for the North American market in addition to that of our greenfield manufacturing facility in Coolidge, Arizona. The operations of the joint venture commenced during the fourth quarter of 2020. During the second quarter of 2021, the joint venture completed the construction of the manufacturing facility and started trial production for the Nikola Tre BEV on the assembly line in Ulm, Germany
We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
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
Comparability of Financial Information
Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination and becoming a public company. As a consequence of the Business Combination, we became a Nasdaq-listed company, which has and will continue to require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to continue to incur additional annual expenses as a public company for, among other things, directors' and officers' liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.
Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Commercial launch of heavy duty trucks and other products
We expect to derive revenue from our Tre BEV trucks beginning in late 2021 and Tre FCEV trucks in the second half 2023. Before commercialization or start-of-production, we must complete modification or construction of required manufacturing facilities, purchase and integrate related systems, components, and software, and achieve validation and testing milestones. Presently, we are experiencing a key supply chain shortage, including but not limited to battery cells, integrated circuits, vehicle control chips, and displays. Certain C-sample chipsets and displays may not arrive at our facilities until early December, which would cause delays in validation and testing for these components until early 2022. This would mean a delay in the availability of saleable Tre BEV trucks until late first quarter of 2022.

We also require substantial additional capital to develop our products and services and fund operations for the foreseeable future. Until we can generate sufficient revenue, we expect to finance our operations through a combination of existing cash on hand, follow-on public offerings, private placements, debt financings, strategic partnerships, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We expect that any delays in the successful completion of our manufacturing facility, delays in critical parts availability, and in validation and testing will impact our ability to generate revenue.

Customer Demand
While not yet commercially available, we have received significant interest in our trucks from potential customers. Going forward, we expect contractual orders from customers to be an important indicator of our future performance.
Basis of Presentation
Currently, we conduct business through one reportable and one operating segment. See Note 2 in our Annual Report on Form 10-K/A for the year ended December 31, 2020 for more information.
Components of Results of Operations
Revenues
Prior to 2021, we primarily generated revenue from services related to solar installation projects that were completed in one year or less. Solar installation projects are not a part of our primary operations and were concluded in 2020.
Following the anticipated introduction of our products to the market, we expect the significant majority of our revenue to be derived from our BEV trucks starting in late 2021 and from bundled leases, or other alternative structures, for our FCEV trucks beginning in 2023. We intend for our bundled lease offering to be inclusive of the cost of the truck, hydrogen fuel and regularly scheduled maintenance.
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
During the three and six months ended June 30, 2021, our research and development expenses have primarily been incurred in the development of our BEV and FCEV trucks.
As a part of its in-kind investment, Iveco agreed to provide us with $100.0 million in advisory services (based on pre-negotiated hourly rates), including project coordination, drawings, documentation support, engineering support, vehicle integration, and product validation support. During the three and six months ended June 30, 2021, we utilized $14.8 million and $27.7 million, respectively, of advisory services which were recorded as research and development expense. As of June 30, 2021, we have $18.5 million of prepaid in-kind advisory services remaining which is expected to be consumed during the remainder of 2021 and will be recorded as research and development expense until we reach commercial production.
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
We expect our selling, general, and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company.
Interest Income (Expense), net
Interest income consists primarily of interest received or earned on our cash and cash equivalents balances. Interest expense consists of interest on our finance lease liability and term loan.
Loss on Forward Contract Liability
The loss on forward contract liability includes losses from the remeasurement of the Series D redeemable convertible preferred stock forward contract liability. In April 2020, we fulfilled the forward contract liability and, therefore, subsequent to June 30, 2020, there is no impact from the remeasurement of the forward contract liability.
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
Equity in Net Loss of Affiliates
Equity in net loss of affiliates consists of our portion of losses from equity method investments.

Results of Operations
Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$	%
	2021	2020	Change	Change
	(dollar amounts in thousands)
Solar revenues	$—	$36	$(36)	NM
Cost of solar revenues	—	30	(30)	NM
Gross profit	—	6	(6)	NM
Operating expenses:
Research and development	67,726	42,525	25,201	59.3%
Selling, general, and administrative	70,672	44,104	26,568	60.2%
Total operating expenses	138,398	86,629	51,769	59.8%
Loss from operations	(138,398)	(86,623)	(51,775)	59.8%
Other income (expense):
Interest income (expense), net	(92)	22	(114)	NM
Revaluation of warrant liability	(2,511)	(29,157)	26,646	(91.4)%
Other expense, net	(1,102)	(23)	(1,079)	NM
Loss before income taxes and equity in net loss of affiliates	(142,103)	(115,781)	(26,322)	22.7%
Income tax expense	2	1	1	NM
Loss before equity in net loss of affiliates	(142,105)	(115,782)	(26,323)	22.7%
Equity in net loss of affiliates	(1,126)	—	(1,126)	NM
Net loss	(143,231)	(115,782)	(27,449)	23.7%
Premium paid on repurchase of redeemable convertible preferred stock	—	(13,407)	13,407	NM
Net loss attributable to common shareholders	$(143,231)	$(129,189)	$(14,042)	10.9%

Net loss per share attributable to common stockholders:
Basic	$(0.36)	$(0.43)	$0.07	NM
Diluted	$(0.36)	$(0.43)	$0.07	NM
Weighted-average shares outstanding:
Basic	394,577,711	303,785,616	90,792,095	NM
Diluted	394,577,711	303,785,616	90,792,095	NM

Solar Revenues and Cost of Solar Revenues

Solar revenues and cost of solar revenues for the three months ended June 30, 2020 were related to solar installation service projects. Solar installation projects were legacy projects that were not related to our primary operations and were concluded in 2020.

Research and Development

Research and development expenses increased by $25.2 million, or 59.3%, from $42.5 million during the three months ended June 30, 2020 to $67.7 million during the three months ended in June 30, 2021. This increase was primarily due to $7.9 million in higher spend on purchased components and outside engineering services as we focus on the development, building, and testing and validation of our Tre BEV truck, as well as continuing the development of our FCEV truck platform. In addition, we incurred higher stock-based compensation expense of $7.3 million, and increased personnel costs of $7.0 million driven by growth in our in-house engineering headcount. The remaining increase was driven by depreciation and occupancy costs related to capital equipment and software dedicated to research and development activities, along with higher professional services costs. We also incurred higher freight costs related to prototype parts, and an increase in travel due to easing of travel restrictions imposed during the prior year related to COVID-19.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $26.6 million, or 60.2%, from $44.1 million during the three months ended June 30, 2020 to $70.7 million during the three months ended June 30, 2021. The increase was primarily related to an increase in legal expenses of $11.8 million incurred in connection with the Hindenburg article. Additionally, there was an increase in stock-based compensation expense of $7.0 million and an increase of $2.6 million for the non-cash commitment share issuance costs related to the equity line of credit with Tumim Stone Capital LLC ("Tumim"). Further, there was an increase in personnel expenses of $3.5 million driven by growth in headcount, and higher general corporate expenses, including travel, IT equipment, marketing, and depreciation of our headquarters.
Interest Income (Expense), net

Interest income (expense), net was immaterial for the three months ended June 30, 2021 and 2020.

Revaluation of Warrant Liability

The revaluation of warrant liability decreased $26.6 million, from a loss of $29.2 million during the three months ended June 30, 2020 to a loss of $2.5 million during the three months ended June 30, 2021, resulting from changes in fair value of our warrant liability.

Other Income (Expense), net
Other expense, net increased by $1.1 million from $0.02 million net expense during the three months ended June 30, 2020 to $1.1 million net expense during the three months ended June 30, 2021. The increase is primarily related to $1 million loss on sale of equipment and losses from foreign currency translation.
Income Tax Expense
Income tax expense was immaterial for the three months ended June 30, 2021 and 2020. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates

Equity in net loss of affiliates for the quarter ended June 30, 2021, was $1.1 million which relates to the net loss of our joint venture with Iveco. The joint venture commenced operations in the fourth quarter of 2020.
Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020

The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended June 30,		$	%
	2021	2020	Change	Change
	(dollar amounts in thousands)
Solar revenues	$—	$94	$(94)	NM
Cost of solar revenues	—	73	(73)	NM
Gross profit	—	21	(21)	NM
Operating expenses:
Research and development	122,889	66,602	56,287	84.5%
Selling, general, and administrative	136,099	52,039	84,060	161.5%
Total operating expenses	258,988	118,641	140,347	118.3%
Loss from operations	(258,988)	(118,620)	(140,368)	118.3%
Other income (expense):
Interest income (expense), net	(101)	84	(185)	NM
Loss on forward contract liability	—	(1,324)	1,324	NM
Revaluation of warrant liability	(1,560)	(29,157)	27,597	(94.6)%
Other income (expense), net	(883)	91	(974)	NM
Loss before income taxes and equity in net loss of affiliate	(261,532)	(148,926)	(112,606)	75.6%
Income tax expense	3	2	1	NM
Loss before equity in net loss of affiliate	(261,535)	(148,928)	(112,607)	75.6%
Equity in net loss of affiliate	(1,920)	—	(1,920)	NM
Net loss	(263,455)	(148,928)	(114,527)	76.9%
Premium paid on repurchase of redeemable convertible preferred stock	—	(13,407)	13,407	(100.0)%
Net loss attributable to common shareholders	$(263,455)	$(162,335)	$(101,120)	62.3%

Net loss per share attributable to common shareholders:
Basic	$(0.67)	$(0.56)	$(0.11)	NM
Diluted	$(0.67)	$(0.56)	$(0.11)	NM
Weighted-average shares outstanding:
Basic	393,390,377	287,822,558	105,567,819	NM
Diluted	393,390,377	287,822,558	105,567,819	NM

Solar Revenues and Cost of Solar Revenues

Solar revenues and cost of solar revenues for the six months ended June 30, 2020 were related to solar installation service projects. Solar installation projects were legacy projects that were not related to our primary operations and were concluded in 2020.

Research and Development

Research and development expenses increased by $56.3 million, or 84.5%, from $66.6 million during the six months ended June 30, 2020 to $122.9 million during the six months ended in June 30, 2021. This increase was primarily due to $20.6 million in higher spend on purchased components and outside engineering services as we focus on the development, building, and testing and validation of our Tre BEV truck, as well as continuing the development of our FCEV truck platform. In addition, we incurred higher stock-based compensation expense of $17.3 million, and increased personnel costs of $13.8 million driven by growth in our in-house engineering headcount. The remaining increase was driven by higher depreciation and occupancy costs related to equipment and software dedicated to research and development activities, as well as an increase in travel due to easing of travel restrictions imposed during the prior year related to COVID-19.
Selling, General, and Administrative

Selling, general, and administrative expenses increased by $84.1 million, or 161.5%, from $52.0 million during the six months ended June 30, 2020 to $136.1 million during the six months ended June 30, 2021. The increase was primarily related to higher stock-based compensation expense of $46.1 million and higher legal expenses of $26.3 million primarily related to regulatory and legal matters incurred in connection with the Hindenburg article. Further, there was an increase of $6.6 million in personnel expenses driven by growth in headcount and an increase of $2.6 million related to the non-cash commitment share issuance costs related to the equity line of credit with Tumim.
Interest Income (Expense), net

Interest income (expense), net was immaterial for the six months ended June 30, 2021 and 2020.

Loss on Forward Contract Liability

Loss on the forward contract liability represents loss recognized from a $1.3 million change in fair value of the forward contract liability as of June 30, 2020. The forward contract was settled in April 2020.

Revaluation of Warrant Liability

The revaluation of warrant liability decreased $27.6 million, from a loss of $29.2 million during the six months ended June 30, 2020 to a loss of $1.6 million during the six months ended June 30, 2021 resulting from changes in fair value of our warrant liability.

Other Income (Expense), net
Other expense increased by $1.0 million from $0.1 million net income during the six months ended June 30, 2020 to $0.9 million net expense during the six months ended June 30, 2021. The increase is primarily related to $1.0 million loss on sale of equipment and unrealized losses from foreign currency translation.
Income Tax Expense
Income tax expense was immaterial for the six months ended June 30, 2021 and 2020. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates

Equity in net loss of affiliates for the six months ended June 30, 2021, was a $1.9 million loss which relates to the net loss of our joint venture with Iveco. The joint venture commenced operations in the fourth quarter of 2020.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(143,231)	$(115,782)	$(263,455)	$(148,928)
Interest (income) expense, net	92	(22)	101	(84)
Income tax expense	2	1	3	2
Depreciation and amortization	1,905	1,518	3,710	2,926
EBITDA	(141,232)	(114,285)	(259,641)	(146,084)
Stock-based compensation	52,670	38,227	102,936	39,540
Loss on forward contract liability	—	—	—	1,324
Revaluation of warrant liability	2,511	29,157	1,560	29,157
Equity in net loss of affiliates	1,126	—	1,920	—
Regulatory and legal matters (1)	11,019	—	25,885	—
Adjusted EBITDA	$(73,906)	$(46,901)	$(127,340)	$(76,063)

(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the Hindenburg article from September 2020, and investigations and litigation related thereto.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(143,231)	$(129,189)	$(263,455)	$(162,335)
Stock-based compensation	52,670	38,227	102,936	39,540
Premium paid on repurchase of redeemable convertible preferred stock	—	13,407	—	13,407
Revaluation of warrant liability	2,511	29,157	1,560	29,157
Regulatory and legal matters(1)	11,019	—	25,885	—
Non-GAAP net loss	$(77,031)	$(48,398)	$(133,074)	$(80,231)
Non-GAAP net loss per share:
Basic	$(0.20)	$(0.16)	$(0.34)	$(0.28)
Diluted	$(0.20)	$(0.16)	$(0.34)	$(0.28)
Weighted average shares outstanding:
Basic	394,577,711	303,785,616	393,390,377	287,822,558
Diluted	394,577,711	303,785,616	393,390,377	287,822,558

(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the Hindenburg article from September 2020, and investigations and litigation related thereto.

Liquidity and Capital Resources
Since inception, we financed our operations primarily from the sales of redeemable convertible preferred stock and common stock, the Business Combination, and redemption of warrants. As of June 30, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $632.7 million, which are primarily invested in money market funds.
Short-Term Liquidity Requirements
As of the date of this Quarterly Report on Form 10-Q, we have yet to generate revenue from our core business operations. As of June 30, 2021, our current assets were $663.3 million consisting primarily of cash and cash equivalents of $632.7 million, and our current liabilities were $84.8 million primarily comprised of accrued expenses and accounts payables. During the second quarter of 2021, we entered into a Purchase Agreement with Tumim allowing us to issue shares of our common stock to Tumim for proceeds of up to $300 million. As of June 30, 2021 we did not issue any shares of common stock to Tumim under the terms of the Purchase Agreement, other than the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the Purchase Agreement. Subsequent to June 30, 2021, we issued 1,004,120 shares of common stock to Tumim for gross proceeds of $14.8 million.

We believe our cash and cash equivalents balance will be sufficient to continue to execute our business strategy over the next twelve month period by (i) completing the development and industrialization of the BEV truck, (ii) completing phase one construction of our greenfield manufacturing facility, (iii) completing the construction of a pilot commercial hydrogen station and (iv) hiring of personnel.

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
Long-Term Liquidity Requirements
Until we can generate sufficient revenue from truck sales and leases to cover operating expenses, working capital and capital expenditures, we expect to fund cash needs through a combination of equity and debt financing, including lease securitization, strategic collaborations, and licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

While we intend to raise additional capital in the future, if adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.
The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(125,974)	$(45,561)
Net cash used in investing activities	(89,587)	(6,303)
Net cash (used in) provided by financing activities	(1,023)	669,314

Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $126.0 million for the six months ended June 30, 2021. The most significant component of our cash used during this period was net loss of $263.5 million, which included non-cash expenses of $102.9 million related to stock-based compensation, $27.7 million expense for in-kind services, other non-cash charges of $10.8 million and net cash outflows of $4.0 million from changes in operating assets and liabilities primarily driven by increases in long-term deposits and prepaid expenses and other current assets, and inventory, partially offset by an increase in accounts payable and accrued expenses.
Net cash used in operating activities was $45.6 million for the six months ended June 30, 2020. The largest component of our cash used during this period was a net loss of $148.9 million, which included non-cash charges of $39.5 million related to stock-based compensation, $29.2 million loss for the revaluation of warrant liability, $17.2 million expense for in-kind services, a loss of $1.3 million related to the change in fair value of the forward contract liability, and $2.9 million related to depreciation and amortization expense, and net cash inflows of $13.2 million from changes in operating assets and liabilities primarily driven by a decrease in accounts receivable, net and prepaid expenses and other current assets.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and build out infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue to increase substantially as we build out and tool our manufacturing facility in Coolidge, Arizona, finance operations of our joint venture in Ulm, Germany, and develop the network of hydrogen fueling stations. As of June 30, 2021, we anticipate our capital expenditures for the remainder of fiscal year 2021 to be between $145 million to $185 million, of which a significant portion is related to the construction of our truck manufacturing facility and purchases of related equipment in Coolidge, Arizona.
Net cash used in investing activities was $89.6 million for the six months ended June 30, 2021, which was primarily due to $64.8 million in costs of construction for our Coolidge manufacturing facility and purchases of and deposits for capital equipment and supplier tooling and our $25.0 million cash investment in WVR.
Net cash used in investing activities was $6.3 million for the six months ended June 30, 2020, which was due to purchases and deposits on capital equipment related to the construction of our headquarters.
Cash Flows from Financing Activities
Through June 30, 2021, we have financed our operations through proceeds from sales of redeemable convertible preferred stock and common stock, the Business Combination, and redemption of warrants.
Net cash used in financing activities was $1.0 million for the six months ended June 30, 2021, which was primarily due to a $4.1 million term note repayment, partially offset by proceeds from the exercises of stock options of $3.8 million
Net cash provided by financing activities was $669.3 million for the six months ended June 30, 2020, which was primarily due to net proceeds of $616.7 million from the Business Combination and the PIPE, proceeds from the issuance of Series D redeemable convertible preferred stock of $50.3 million, net of issuance costs, proceeds from the exercises of stock options of $1.9 million and proceeds from tenant allowances for the construction of our headquarters of $0.9 million, offset by payments on our financing lease of $0.5 million.

Contractual Obligations and Commitments
For the three and six months ended June 30, 2021, there have been no material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020.
Off Balance Sheet Arrangements
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (the "SEC").
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

There have been no substantial changes to these estimates, or the policies related to them during the three and six months ended June 30, 2021. For a full discussion of these estimates and policies, see "Critical Accounting Estimates" in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2020.
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

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $632.7 million and $840.9 million, respectively, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Foreign Currency Risk

For the three months ended June 30, 2021 and 2020, we recorded a $0.2 million loss and a $0.1 million gain, respectively, for foreign currency translation. For the six months ended June 30, 2021 and 2020, we recorded a $0.1 million loss and a $0.1 million gain, respectively, for foreign currency translation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Description and Remediation of Material Weakness as of March 31, 2021

On April 12, 2021, the staff of the SEC issued an SEC Staff Statement (“the SEC Staff Statement”) in which they clarified their interpretations of certain generally accepted accounting principles related to warrants issued by Special Purpose Acquisition Companies (“SPACs”). Prior to the SEC Staff Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most other SPACs and parties who had merged with SPACs similarly interpreted the warrant accounting principles at issue. However, based on the clarifications expressed in the SEC Staff Statement, it resulted in a restatement as discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 and a previously reported material weakness in our disclosure controls and procedures.

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

After completion of the items noted above, our management believes the previously identified material weakness has been remediated, subject to testing of the operating effectiveness of the control throughout the year.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 to our audited consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred net losses of $370.9 million and $143.2 million for the year ended December 31, 2020 and for the six months ended June 30, 2021, respectively, and have incurred net losses of approximately $823.6 million from Legacy Nikola's inception through June 30, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our trucks, which is not expected to begin at least until 2022 for our battery electric vehicle, or BEV, truck and the second half of 2023 and 2024 for our Tre hydrogen fuel cell electric vehicle, or FCEV, truck and Two FCEV truck, respectively, and may occur later. Even if we are able to successfully develop and sell or lease our trucks, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.

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

The design, manufacture, lease, sale and servicing of vehicles and related hydrogen fueling stations is capital-intensive. We expect that we will have sufficient capital to fund our planned operations for the next 12 months. We will need to raise additional capital to scale our manufacturing and roll out our hydrogen fueling stations. We may raise additional funds through the issuance of equity, equity related or debt securities, strategic partnerships, licensing arrangements, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles and build hydrogen fueling stations. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.

If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant our Purchase Agreement with Tumim, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

Our bundled lease model, which is intended to provide customers with the FCEV truck, hydrogen fuel and maintenance for a fixed price per mile, is reliant on our ability to achieve a minimum hydrogen fuel efficiency in our FCEV trucks. If we are unable to achieve or maintain this fuel efficiency, we may be forced to provide our bundled lease customers with fuel at prices below-cost or risk damaging our relationships with our customers. Any such scenario would put our bundled lease model in jeopardy and may have a material adverse effect on our business, prospects, operating results and financial condition.

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

We are currently not registered as a dealer in any state. In many states, it is unclear if, as a manufacturer, we will be able to obtain permission to sell and deliver vehicles directly to customers. For customers residing in states in which we will not be allowed to sell or deliver vehicles, we may have to arrange alternate methods of delivery of vehicles. This could include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell and ship vehicles, and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity and, as a result, costs, to our business.

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, in September 2020, Nikola and our officers and employees received subpoenas from the SEC as part of a fact-finding inquiry related to aspects of our business as well as certain matters described in an article issued on September 10, 2020 by Hindenburg Research LLC, or the Hindenburg article. The SEC issued subpoenas to our directors on September 30, 2020. In addition, Nikola and Trevor R. Milton also received grand jury subpoenas from the U.S. Attorney’s Office for the Southern District of New York and the N.Y. County District Attorney’s Office in September 2020. On July 29, 2021, the U.S. Attorney for the Southern District of New York (“SDNY”) announced the unsealing of a criminal indictment charging Trevor Milton with two counts of securities fraud and one count of wire fraud. That same day, the Securities and Exchange Commission announced charges against Mr. Milton for alleged violations of federal securities laws.

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

The results of litigation and other legal proceedings, including the other claims described under Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 14 in our Annual Report on Form 10-K/A for the year ended December 31, 2020, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K/A for the year ended December 31, 2020 are subject to future developments and management’s view of these matters may change in the future.

Our success will depend on our ability to economically manufacture our trucks at scale and build our hydrogen fueling stations to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to customers on schedule and at scale is unproven.

Our future business depends in large part on our ability to execute our plans to develop, manufacture, market and sell our BEV and FCEV trucks and to deploy the associated hydrogen fueling stations for our FCEV trucks at sufficient capacity to meet the transportation demands of our business customers. We plan to initially commence manufacturing our trucks in Europe through our joint venture with CNH Industrial N.V., or CNHI and Iveco S.p.A., or Iveco, which commenced operations in the fourth quarter of 2020 and started trial production in the second quarter of 2021, and in the future at our manufacturing plant in Arizona.

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

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including battery cells, semiconductors, and integrated circuits which primarily impact our infotainment system and controllers. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. Currently, we are experiencing a supply chain shortage, including with respect to battery cells, integrated circuits, vehicle control chips, and displays, which may cause delays in validation and testing for these components, which would in turn create a delay in the delivery of saleable Nikola Tre Bev trucks.

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

Any disruption in the supply of battery cells, semiconductors, or integrated circuits could temporarily disrupt production of the BEV truck until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices.

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

We expect to begin assembly of our trucks at our manufacturing plant in Arizona after completion of Phase 1 of the plant by the end of 2021, at the earliest. We expect to produce all of our trucks at our manufacturing plant in Arizona after completion of the second phase of the plant in 2022, at the earliest. Our plant and the equipment we use to manufacture our trucks would be costly to replace and could require substantial lead time to replace and qualify for use. Our plant may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our trucks for some period of time. The inability to produce our trucks or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

While we have constructed a demo station, we have very limited experience in the actual provision of our refueling solutions to users, and providing these services is subject to challenges, which include the logistics of rolling out our network of refueling stations and teams in appropriate areas, inadequate capacity or over capacity in certain areas, security risks, risk of damage to vehicles during charging or refueling and the potential for lack of customer acceptance of our services. We will need to ensure compliance with any regulatory requirements applicable in jurisdictions where our fueling stations will be located, including obtaining any required permits and land use rights, which could take considerable time and expense and is subject to the risk that government support in certain areas may be discontinued or subject to conditions that we may be unable to meet in a cost-efficient manner. In addition, given our lack of experience building and operating fueling stations, there could be unanticipated challenges which may hinder our ability to provide our bundled lease to customers or make the provision of our bundled leases costlier than anticipated. If we are unable to build, or experience delays in building, our network of hydrogen fueling stations, we may be unable to meet our fueling commitments under our bundled lease arrangements with customers and experience decreased sales or leases of our vehicles, which may negatively impact our business, prospects, financial condition and operating results.

We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling stations.

As a key component of our business model, we intend to establish a series of hydrogen fueling stations, and we intend to include the cost of hydrogen in the purchase price of our trucks. Where electricity can be procured in a cost-effective manner, we expect that hydrogen fuel will be produced on-site, via electrolysis. In other cases, we expect that hydrogen fuel will be produced off-site and delivered to fueling stations under a supply "hub and spoke" structure. On June 22, 2021, we entered into a Hydrogen Sale and Purchase Agreement, or the Hydrogen Purchase Agreement, with WVR, to purchase hydrogen produced at the hydrogen production facility, or the Plant, being developed by WVR in West Terre Haute, Indiana. WVR has yet to break ground on the Plant. Consequently, there is no guarantee WVR will be able to meet its development timeline with regard to the facility or successfully produce hydrogen at scale. To the extent we are unable to produce or obtain the hydrogen, or to obtain hydrogen at favorable prices, we may be unable to establish these fueling stations and severely limit the usefulness of our trucks, or, if we are still able to establish these stations, we may be forced to sell hydrogen at a loss in order to maintain our commitments. We believe that this hydrogen incentive will be a significant driver for purchases of our trucks, and therefore, the failure to establish and roll out these hydrogen fueling stations in accordance with our expectations would materially adversely affect our business.

Our inability to cost-effectively source the energy requirements to conduct electrolysis at our fueling stations may impact the profitability of our bundled leases by making our hydrogen uneconomical compared to other vehicle fuel sources.

Our ability to economically produce hydrogen for our FCEV trucks requires us to secure a reliable source of electricity for each of our on-site gaseous stations and large scale production hubs at a price per kilowatt hour that is similar to wholesale rates in the geographic areas we target. During our initial hydrogen station roll-out, we intend to source power based on the most economical power mix available at each hydrogen production site, including power from the grid that is sourced from non-renewable sources. An increase in the price of energy used to generate hydrogen through electrolysis would likely result in a higher cost of fuel for our FCEV trucks as well as increase the cost of distribution, freight and delivery. We may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, because of our bundled lease model for FCEV trucks, which could have an adverse impact on our results of operations and financial condition.

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

Because we have not started commercial production, we have no experience servicing or repairing our vehicles. Servicing alternative fuel and electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We may decide to partner with a third party to perform some or all of the maintenance on our trucks, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. If we are unable to successfully address the service requirements of our customers, our business and prospects will be materially and adversely affected.

In addition, the motor vehicle industry laws in many states require that service facilities be available to service vehicles physically sold from locations in the state. While we anticipate developing a service program that would satisfy regulators in these circumstances, the specifics of our service program are still in development, and at some point may need to be restructured to comply with state law, which may impact our business, financial condition, operating results and prospects.

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

Collaboration with strategic partners is subject to risks.

In 2019, we partnered with Iveco, a subsidiary of CNHI, to manufacture the BEV truck at the Iveco manufacturing plant in Ulm, Germany through a joint venture with CNHI, which commenced operations in the fourth quarter of 2020. We currently expect that approximately 40 million Euros will be invested in total by Iveco and Nikola into the manufacturing plant to prepare it for assembly, of which 14.8 million Euros was funded through June 30, 2021. Future funding may be partially financed through debt obtained by the joint venture.

In addition to entering into the Hydrogen Purchase Agreement, on June 22, 2021, we also acquired a 20% equity interest in WVR and entered into that certain Second Amended and Restated Limited Liability Company Agreement of WVR, pursuant to which, among other things, we, in our sole discretion, obtained the right, or the Offtake Right, to own up to 20% of the entity to which WVR will transfer ownership of the hydrogen gas turbine to be part of the Plant, without further consideration paid therefore, subject to certain conditions. Exercising this Offtake Right will likely require us to make significant capital expenditures to build liquefaction, storage, and transportation services. In addition, our expectations regarding the cost to us of hydrogen pursuant to the Offtake Right may be inaccurate, which could have a negative effect on our FCEV business, including our bundled lease option.

We have announced planned collaborations with various parties, including with respect to hydrogen production and sourcing, providing service and maintenance and deployment of hydrogen fueling stations. Discussions with our strategic partners are ongoing, are subject to the parties' entry into definitive documentation, and terms of the agreements are subject to change. Consequently, there can be no assurance that we will enter into agreements on the terms initially contemplated, if at all.

Collaboration with third parties is subject to risks with respect to operations that are outside our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. There are risks of potential disputes, disagreements or fallouts with partners and failure to perform under contracts or enforce contracts against the other party, and/or the potential terminations of such contracts, and the production of our trucks could be disrupted as a result. We could be affected by adverse publicity related to our partners, whether or not such publicity is related to their collaboration with us, or adverse publicity related to our relationships with our partners. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our partners’ products. In addition, although we are involved in each step of the supply chain and manufacturing process, because we also rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards.

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

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, including us, and has led to a global decrease in vehicle sales in markets around the world.

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

The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, additional waves of the virus, its severity, the actions to contain the virus or treat its impact, including vaccination efforts, the ultimate efficacy of vaccine programs on new variants of the virus, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers, vendors and business partners to perform, including third party suppliers’ ability to provide components and materials used in our trucks. We may also experience an increase in the cost of raw materials used in our commercial production of trucks. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

We may need to defend ourselves against patent or trademark infringement, or other intellectual property claims, which may be time-consuming and cause us to incur substantial costs.

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

In September 2020, an entity published an article containing certain allegations against us. In addition, the U.S. Attorney for the SDNY recently announced the unsealing of a criminal indictment charging Trevor Milton with two counts of securities fraud and one count of wire fraud, and the Securities and Exchange Commission announced charges against Mr. Milton for alleged violations of federal securities laws. The negative publicity has adversely affected our brand and reputation as well as our stock price, which makes it more difficult for us to attract and retain employees, partners and customers, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny and has resulted in litigation and governmental investigations. As a result, customers, potential customers, partners and potential partners have failed to award us additional business, cancelled or sought to cancel existing contracts, and directed future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K/A for the year ended December 31, 2020 for additional information.

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

Social media platforms present risks and challenges that have resulted, and may in the future result, in damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. Our internal policies and procedures regarding social media, have not been, and may not in the future be, effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. The use of such platforms by our officers and other employees and former employees has adversely impacted, and could in the future adversely impact, our costs, and our brand and reputation, and has resulted, and could in the future result, in the disclosure of confidential information, litigation and regulatory inquiries. Any such litigation or regulatory inquiries may result in significant penalties and other restrictive sanctions and adverse consequences. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them. We are currently party to litigation and regulatory proceedings related in part to social media statements. See Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K/A for the year ended December 31, 2020 for additional information.

General Risk Factors

Concentration of ownership among our executive officers and directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of June 30, 2021, Mark A. Russell, our President, Chief Executive Officer and director, beneficially owns, directly or indirectly, approximately 12.3%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 22.6% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation, or our Certificate of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

As of June 30, 2021, Trevor R. Milton, our founder and former executive chairman, beneficially owned, directly or indirectly, approximately 20.1% of our outstanding common stock. In connection with his departure in September 2020, for a period of three years from September 20, 2020, Mr. Milton has agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock in the aggregate, together with shares held by his affiliates and associates, (ii) propose or effect any extraordinary transaction with respect to us, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of our board of directors, or (v) submit any stockholder proposal. In addition, for a period of three years from September 20, 2020, Mr. Milton has agreed to vote his shares of our common stock (x) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (y) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting. These standstill and voting restrictions could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of our executive officers and directors and their affiliates.

It is not possible to predict the actual number of shares we will sell under the Purchase Agreement to Tumim, or the actual gross proceeds resulting from those sales.

On June 11, 2021, we entered into the Purchase Agreement with Tumim, pursuant to which Tumim committed to purchase up to $300 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Tumim at our discretion from time to time over an approximately 36-month period.

We generally have the right to control the timing and amount of any sales of our shares of common stock to Tumim under the Purchase Agreement. Sales of our common stock to Tumim under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may decide to sell to Tumim all or some of the shares of our common stock that may be available for us to sell to Tumim pursuant to the Purchase Agreement.

Because the purchase price per share to be paid by Tumim for the shares of common stock that we may elect to sell to Tumim under the Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable purchase valuation period for each purchase made pursuant to the Purchase Agreement, it is not possible for us to predict the total number of shares of common stock that we will sell to Tumim under the Purchase Agreement, the purchase price per share that Tumim will pay for shares purchased from us in the future under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Tumim under the Purchase Agreement. Sales of shares of our common stock pursuant to the Purchase Agreement will be dilutive to stockholders.

Moreover, although the Purchase Agreement provides that we may sell up to an aggregate of $300 million of our common stock to Tumim, only 18,012,845 shares of our common stock have been registered for resale by Tumim. If it becomes necessary for us to issue and sell to Tumim under the Purchase Agreement more than the 18,012,845 shares that were registered for resale under the registration statement in order to receive aggregate gross proceeds equal to the total commitment of $300 million under the Purchase Agreement, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Tumim of any such additional shares of our common stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective and we may need to obtain stockholder approval to issue shares of common stock in excess of the exchange cap under the Purchase Agreement in accordance with applicable Nasdaq rules.

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

The closing price of our common stock on Nasdaq ranged from $9.65 to $79.73 following the closing of the Business Combination on June 3, 2020 through July 28, 2021. In September 2020, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including COVID-19, may seriously affect the market price of our common stock, regardless of our actual operating performance.

Any investment in our common stock is subject to extreme volatility and could result in the loss of your entire investment. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, which has and may in the future be instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. See Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 14 in our Annual Report on Form 10-K/A for the year ended December 31, 2020 for additional information.

We will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, we will continue to incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation, our stock price, or investor perceptions of us. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those that were required of us as a private company. We will need to continue to implement additional finance, accounting, and business operating systems, procedures, and controls as we grow our business and organization and to satisfy existing reporting requirements. If we fail to maintain or implement adequate controls, if we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting in future Form 10-K filings, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future Form 10-K filings, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which could require additional financial and management resources.

If we fail to maintain effective internal control and remediate future control deficiencies, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.

As discussed in Item 9A “Controls and Procedures” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal controls related to how we accounted for our private warrants due to a recently issued Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, or SPACs, by the SEC Staff. This material weakness has been remediated as of June 30, 2021, subject to testing of the operating effectiveness of the control throughout the year.

Internal controls are important to accurately reflect our financial position and results of operations in our financial reports and there can be no assurance that similar control issues will not be identified in future periods. If we are unable to remediate any future material weaknesses or significant deficiencies in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal controls could result in violations of applicable securities laws, stock exchange listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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

Our executive officers have limited experience in the management of a publicly traded company. Mark A. Russell, who joined us in February 2019 and assumed the responsibilities of the Chief Executive Officer in June 2020, is the only member of our management team who has substantial prior experience as an executive officer of a public company. Our management team may not successfully or effectively manage our transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2021, the Company issued 1,004,120 shares of common stock under the terms of the Purchase Agreement to Tumim for proceeds of $14.8 million. The common stock was issued to Tumim in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Item 6. Exhibits

Exhibit No.		Description
3.1		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2021).
10.1
Common Stock Purchase Agreement by and between the Registrant and Tumim Stone Capital LLC, dated June 11, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2021).

10.2
Registration Rights Agreement by and between the Registrant and Tumim Stone Capital LLC, dated June 11, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2021).

10.3*
Membership Interests Purchase Agreement by and among the Registrant, Wabash Valley Resources LLC and the sellers party thereto, dated June 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.4*
Hydrogen Sale and Purchase Agreement by and between the Registrant and Wabash Valley Resources LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.5*
Second Amended and Restated Limited Liability Company Agreement of Wabash Valley Resources LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.6#		Nikola Corporation 2020 Employee Stock Purchase Plan.
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance.
101.SCH		Inline XBRL Extension Calculation Linkbase.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (formatted as Inline XBRL).
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
Date: August 3, 2021