Form 10-Q
period 2021-09-30
Nikola Corp
filed 2021-11-04
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 404,377,685 shares of the registrant’s common stock outstanding.

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
•Increases in costs, disruption of supply or shortage of raw materials, including but not limited to lithium-ion battery cells, chipsets, and displays, could harm our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$586,986	$840,913
Restricted cash and cash equivalents	—	4,365
Inventory	3,644	—
Prepaid in-kind services	6,041	46,271
Prepaid expenses and other current assets	13,329	5,368
Total current assets	610,000	896,917
Restricted cash and cash equivalents	—	4,000
Long-term deposits	25,078	17,687
Property, plant and equipment, net	200,655	71,401
Intangible assets, net	97,181	50,050
Investment in affiliates	62,370	8,420
Goodwill	5,238	5,238
Total assets	$1,000,522	$1,053,713
Liabilities and stockholders' equity
Current liabilities
Accounts payable	57,251	29,364
Accrued expenses and other current liabilities	170,884	17,739
Finance lease liabilities, current	24,963	1,070
Term note, current	—	4,100
Total current liabilities	253,098	52,273
Finance lease liabilities	428	13,956
Warrant liability	4,428	7,335
Other long-term liabilities	34,732	—
Deferred tax liabilities, net	10	8
Total liabilities	292,696	73,572
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 404,306,242 and 391,041,347 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	40	39
Additional paid-in capital	1,799,101	1,540,037
Accumulated other comprehensive income (loss)	(119)	239
Accumulated deficit	(1,091,196)	(560,174)
Total stockholders' equity	707,826	980,141
Total liabilities and stockholders' equity	$1,000,522	$1,053,713
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Solar revenues	$—	$—	$—	$94
Cost of solar revenues	—	—	—	73
Gross profit	—	—	—	21
Operating expenses:
Research and development	78,896	51,496	201,785	118,098
Selling, general, and administrative	192,929	65,782	329,028	117,821
Total operating expenses	271,825	117,278	530,813	235,919
Loss from operations	(271,825)	(117,278)	(530,813)	(235,898)
Other income (expense):
Interest income (expense), net	(118)	171	(219)	255
Loss on forward contract liability	—	—	—	(1,324)
Revaluation of warrant liability	4,467	37,745	2,907	8,588
Other income (expense), net	1,057	(340)	174	(249)
Loss before income taxes and equity in net loss of affiliates	(266,419)	(79,702)	(527,951)	(228,628)
Income tax expense	1	2	4	4
Loss before equity in net loss of affiliates	(266,420)	(79,704)	(527,955)	(228,632)
Equity in net loss of affiliates	(1,147)	—	(3,067)	—
Net loss	(267,567)	(79,704)	(531,022)	(228,632)
Premium paid on repurchase of redeemable convertible preferred stock	—	—	—	(13,407)
Net loss attributable to common stockholders	$(267,567)	$(79,704)	$(531,022)	$(242,039)

Net loss per share attributable to common stockholders:
Basic	$(0.67)	$(0.21)	$(1.34)	$(0.76)
Diluted	$(0.68)	$(0.31)	$(1.35)	$(0.79)
Weighted-average shares outstanding:
Basic	400,219,585	377,660,477	395,691,795	318,315,891
Diluted	400,230,669	378,286,678	395,860,876	318,976,447

See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(267,567)	$(79,704)	$(531,022)	$(228,632)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(123)	—	(358)	—
Comprehensive loss	$(267,690)	$(79,704)	$(531,380)	$(228,632)
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2021	397,077,561	$40	$1,668,362	$(823,629)	$4	$844,777
Exercise of stock options	252,442	—	355	—	—	355
Issuance of shares for RSU awards	453,459	—	—	—	—	—
Common stock issued for commitment shares	252,040	—	2,939	—	—	2,939
Reclassification from mezzanine equity to equity after elimination of put right	—	—	5,532	—	—	5,532
Common stock issued under Stock Purchase Agreement	6,270,740	—	72,866	—	—	72,866
Stock-based compensation	—	—	49,047	—	—	49,047
Net loss	—	—	—	(267,567)	—	(267,567)
Other comprehensive loss	—	—	—	—	(123)	(123)
Balance as of September 30, 2021	404,306,242	$40	$1,799,101	$(1,091,196)	$(119)	$707,826

See accompanying notes to the consolidated financial statements.

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	391,041,347	$39	$1,540,037	$(560,174)	$239	$980,141
Exercise of stock options	3,182,359	1	3,980	—	—	3,981
Issuance of shares for RSU awards	1,721,686	—	—	—	—	—
Common stock issued for commitment shares	407,743	—	5,564	—	—	5,564
Common stock issued for investment in affiliates, net of common stock with embedded put right	1,682,367	—	19,139	—	—	19,139
Reclassification from mezzanine equity to equity after elimination of put right	—	—	5,532	—	—	5,532
Common stock issued under Stock Purchase Agreement	6,270,740	—	72,866	—	—	72,866
Stock-based compensation	—	—	151,983	—	—	151,983
Net loss	—	—	—	(531,022)	—	(531,022)
Other comprehensive loss	—	—	—	—	(358)	(358)
Balance as of September 30, 2021	404,306,242	$40	$1,799,101	$(1,091,196)	$(119)	$707,826

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance as of June 30, 2020	360,910,639	$36	$1,168,147	$(338,236)	$829,947
Exercise of stock options	294,665	—	320	—	320
Common stock issued related to warrants exercised	22,877,806	3	263,061	—	263,064
Stock-based compensation	—	—	52,196	—	52,196
Net loss	—	—	—	(79,704)	(79,704)
Balance as of September 30, 2020	384,083,110	39	1,483,724	(417,940)	1,065,823

See accompanying notes to the consolidated financial statements.

	Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	82,297,742	$383,987	60,167,334	$1	$—	$(188,480)	$(188,479)
Retroactive application of recapitalization	(82,297,742)	(383,987)	210,658,758	26	383,961	—	383,987
Adjusted balance, beginning of period	—	—	270,826,092	27	383,961	(188,480)	195,508
Issuance of Series D redeemable convertible preferred stock, net of $8,403 issuance costs (1)	—	—	6,581,340	1	56,249	—	56,250
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	9,443,353	1	91,998	—	91,999
Business Combination and PIPE financing		—	72,272,942	7	594,515	—	594,522
Exercise of stock options	—	—	2,081,577	—	2,204	—	2,204
Stock-based compensation	—	—	—	—	91,736	—	91,736
Common stock issued for warrants exercised	—	—	22,877,806	3	263,061	—	263,064
Cumulative effect of ASU 2016-02 adoption	—	—	—	—	—	(828)	(828)
Net loss	—	—	—	—	—	(228,632)	(228,632)
Balance as of September 30, 2020	—	$—	384,083,110	$39	$1,483,724	$(417,940)	$1,065,823
(1) Issuance of Series D redeemable convertible preferred stock has been retroactively restated to give effect to the recapitalization transaction.
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(531,022)	$(228,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,959	4,424
Stock-based compensation	151,983	91,736
Deferred income taxes	2	4
Non-cash in-kind services	40,230	28,642
Loss on forward contract liability	—	1,324
Equity in net loss of affiliates	3,067	—
Revaluation of warrant liability	(2,907)	(8,588)
Revaluation of derivative liability	(319)	—
Issuance of common stock for commitment shares	5,564	—
Loss on sale of equipment	1,008	—
Changes in operating assets and liabilities:
Inventory	(3,644)	—
Prepaid expenses and other current assets	(7,090)	271
Accounts payable, accrued expenses and other current liabilities	147,160	19,398
Long-term and customer deposits	(4,705)	6,823
Other long-term liabilities	(655)	—
Net cash used in operating activities	(195,369)	(84,598)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(113,680)	(15,180)
Investments in affiliates	(25,000)	(15)
Proceeds from sale of equipment	200	—
Net cash used in investing activities	(138,480)	(15,195)
Cash flows from financing activities
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs paid	—	50,349
Business Combination and PIPE financing, net of issuance costs paid	—	616,726
Proceeds from the exercise of stock options	4,194	2,204
Proceeds from the exercise of stock warrants, net of issuance costs paid	—	263,064
Proceeds from issuance of common stock under Stock Purchase Agreement	72,866	—
Proceeds from landlord of finance lease	—	889
Payments on finance lease liabilities	(759)	(789)
Proceeds from note payable	—	4,134
Payment of note payable	(4,100)	(4,134)
Payments for issuance costs	(644)	—
Net cash provided by financing activities	71,557	932,443
Net increase (decrease) in cash and cash equivalents, including restricted cash	(262,292)	832,650
Cash and cash equivalents, including restricted cash, beginning of period	849,278	89,832
Cash and cash equivalents, including restricted cash, end of period	$586,986	$922,482
See accompanying notes to the consolidated financial statements.

Supplementary cash flow disclosures:
Cash paid for interest	$573	$683
Cash interest received	$456	$887
Supplementary disclosures for noncash investing and financing activities:
Purchases of property, plant and equipment included in liabilities	$21,001	$2,136
Accrued deferred issuance costs	$439	$—
Non-cash prepaid in-kind services	$—	$63,358
Accrued Business Combination and PIPE transaction costs	$—	$285
Net liabilities assumed from VectoIQ	$—	$21,919
Leased assets obtained in exchange for new finance lease liabilities	$11,125	$—
Common stock issued for commitment shares	$5,564	$—
Common stock issued for investments in affiliates, including common stock with embedded put right	$32,376	$—
Settlement of forward contract liability	$—	$1,324
Acquired intangible assets included in liabilities	$47,181	$—
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had $587.0 million and $840.9 million of cash and cash equivalents, which included cash equivalents of $539.0 million and $827.1 million of highly liquid investments at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021 and December 31, 2020, the Company had zero and $8.4 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and primarily consists of refundable deposits and securitization of the Company's term loan.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$586,986	$840,913	$907,530	$85,688
Restricted cash and cash equivalents – current	—	4,365	10,952	—
Restricted cash and cash equivalents – non-current	—	4,000	4,000	4,144
Cash, cash equivalents and restricted cash and cash equivalents	$586,986	$849,278	$922,482	$89,832
(b)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$538,950	$—	$—	$538,950

Liabilities
Warrant liability	$—	$—	$4,428	$4,428
Derivative liability	—	—	7,386	7,386

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$827,118	$—	$—	$827,118
Restricted cash equivalents – money market	4,100	—	—	4,100

Liabilities
Warrant liability	$—	$—	$7,335	$7,335
In September 2019, Legacy Nikola entered into an agreement that required Legacy Nikola to issue, and the investor to purchase, Series D redeemable convertible preferred stock at a fixed price in April 2020 (the “Forward Contract Liability”), which was accounted for as a liability. The Forward Contract Liability was remeasured to its fair value each reporting period resulting in the recognition of zero and $1.3 million loss in other income (expense) on the consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. The Forward Contract Liability was settled in April 2020 with the issuance of Series D redeemable convertible preferred stock.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrant Liability
Estimated fair value at December 31, 2020	$7,335
Change in fair value	(2,907)
Estimated fair value at September 30, 2021	$4,428
The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	September 30, 2021	December 31, 2020
Stock price	$10.67	$15.26
Exercise price	$11.50	$11.50
Remaining term (in years)	3.67	4.42
Volatility	80%	75%
Risk-free rate	0.68%	0.30%
Expected dividend yield	—%	—%
On June 22, 2021 (the "WVR Closing Date"), the Company entered into a Membership Interests Purchase Agreement (the “Original MIPA”) with Wabash Valley Resources LLC (“WVR”) and the sellers party thereto (collectively, the “Sellers”), pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for cash and the Company’s common stock (see Note 6, Investments). Under the Original MIPA, each Seller had a right but not the obligation, in its sole discretion, to cause the Company to purchase a portion of such Seller’s Shares outside the specified blackout windows, at $14.86 per share of common stock (the "Put Right") with a maximum share repurchase of $10.0 million in aggregate. The potential cash settlement from the shares of common stock subject to the Put Right and the fair value of the embedded Put Right was recorded in temporary equity.
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
On September 13, 2021, the Company entered into an Amended Membership Interest Purchase Agreement (the "Amended MIPA") with WVR and the Sellers, pursuant to which the Seller's rights to cause the Company to purchase a portion of such Seller's shares, the Put Right, was removed in its entirety and replaced with the first price differential and second price differential (together the "Price Differential"). The first price differential is equal to $14.86 (the "Issue Price"), less the average closing price for shares of the Company's common stock for the 15 consecutive days immediately following September 20, 2021. The second price differential is equal to the Issue Price less the average closing price for shares of the Company's common stock for the five consecutive days immediately following June 20, 2022. If the first price differential is positive, the Company is obligated to pay to each Seller an amount equal to the product of 50% of such Seller's portion of the closing stock consideration and the first price differential on October 12, 2021. If the second price differential is positive, the Company is obligated to pay to each Seller an amount equal to the product of 50% of such Seller's portion of the closing stock consideration

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and the second price differential on June 28, 2022. Under the Amended MIPA, the Company's maximum obligation is $10.0 million in aggregate.
As a result of the Amended MIPA, the shares of common stock with the embedded Put Right were deemed modified and $13.2 million was reclassified from temporary equity to equity on the consolidated balance sheets. The Price Differential is a freestanding financial instrument and accounted for as a derivative liability. The fair value of the derivative at modification was $7.7 million and was recognized in accrued expenses and other current liabilities on the consolidated balance sheets, resulting in a net impact of $5.5 million to equity.
The derivative liability will be remeasured at each reporting period with changes in its fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the derivative liability was as follows:

Derivative Liability
Estimated fair value at September 13, 2021	$7,705
Change in fair value	(319)
Estimated fair value at September 30, 2021	$7,386
The fair value of the derivative liability, a level 3 measurement, was estimated using a Monte Carlo simulation model. The application of the Monte Carlo simulation model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	September 13, 2021	September 30, 2021
Stock Price	$10.03	$10.67
Strike Price	$14.86	$14.86
Volatility	95%	95%
Risk-free rate	0.07%	0.07%
(c)Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
There have been no recently issued accounting pronouncements or changes in accounting pronouncements not yet adopted that are applicable or material to the Company as of September 30, 2021.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Immediately following the Business Combination, pursuant to a redemption agreement, Nikola redeemed 7,000,000 shares of common stock from M&M Residual, LLC ("M&M Residual") at a purchase price of $10.00 per share. See Note 7, Related Party Transactions, for further details on the transaction.
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
4.BALANCE SHEET COMPONENTS
Inventory
Inventory includes raw materials and purchased components in support of the pre-series Nikola Tre BEV builds which commenced in October 2021, and consists of the following:

As of
September 30, 2021
Raw materials	$3,644
Work in process	—
Finished goods	—
Total inventory	$3,644
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property, Plant and Equipment
Property, plant and equipment consist of the following at September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Buildings	$58,708	$—
Machinery and equipment	31,141	14,820
Furniture and fixtures	1,480	1,480
Leasehold improvements	2,854	1,488
Software	6,552	4,285
Finance lease assets	40,380	34,775
Construction-in-progress	65,276	21,218
Other	2,979	1,750
Property, plant and equipment, gross	209,370	79,816
Less: accumulated depreciation and amortization	(8,715)	(8,415)
Total property, plant and equipment, net	$200,655	$71,401
Construction-in-progress on the Company's consolidated balance sheets as of September 30, 2021 relates primarily to the build out of the BEV charging mobile infrastructure and construction of the Company's manufacturing plant in Coolidge, Arizona. The Company placed Phase 0.5 of the plant in service in July 2021.
During the third quarter of 2021, the Company issued a notice indicating its intent to exercise the purchase option on its headquarters and R&D facility in Phoenix, Arizona for $25.1 million. As of the issuance of the notice, the lease liability was remeasured resulting in a $10.5 million remeasurement adjustment to the lease liability and a corresponding increase to the finance lease asset. The Company anticipates the purchase of its headquarters will be completed in the fourth quarter of 2021.
Depreciation expense for the three months ended September 30, 2021 and 2020 was $2.2 million and $1.5 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $5.9 million and $4.4 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Accrued payroll and payroll related expenses	$3,563	$1,105
Accrued deferred issuance costs	439	285
Accrued outsourced engineering services	6,438	2,514
Accrued purchases of property, plant and equipment	3,878	2,533
Accrued legal expenses	5,373	8,845
Derivative liability	7,386	—
Accrued purchase of intangible asset	11,577	—
Legal loss contingency	125,000	—
Other accrued liabilities	7,230	2,457
Total accrued expenses and other current liabilities	$170,884	$17,739

5. INTANGIBLE ASSETS

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$97,181	$—	$97,181
Total intangible assets	$97,181	$—	$97,181

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$50,150	$(100)	$50,050
Total intangible assets	$50,150	$(100)	$50,050

During the third quarter of 2021, the Company was granted a non-exclusive and non-transferable license to intellectual property that will be used to adapt, further develop and assemble fuel cell power modules ("FCPMs") for use in the production of fuel cell electric vehicles ("FCEV"). The license was accounted for as an asset acquisition and the accumulated cost of the license was determined to be 40 million euros or $47.2 million. As of September 30, 2021, the Company recognized 10 million euros or $11.6 million in accrued expenses and other current liabilities and 30 million euros or $34.7 million in other long-term liabilities related to the payments for the license, which will be made in four installments from 2022 through 2023. The Company will amortize the license beginning at the start of production for FCEVs. As of September 30, 2021, the Company has not started amortizing the license.
Amortization expense for the three and nine months ended September 30, 2021 and 2020 was not material. The Company will begin amortization of the $50.0 million intellectual property license for the S-Way platform obtained from Iveco at the start of production. As of September 30, 2021, production has not commenced.
6. INVESTMENTS IN AFFILIATES
Nikola Iveco Europe GmbH
The Company and Iveco are parties to a series of agreements which established a joint venture in Europe, Nikola Iveco Europe GmbH. The operations of the joint venture are located in Ulm, Germany, and consist of manufacturing the battery-electric ("BEV") and FCEV Class 8 trucks for the European market, as well as for the North American market while the Company's greenfield manufacturing facility in Coolidge, Arizona, is being completed.
The agreements provide for a 50/50 ownership of the joint venture and a 50/50 allocation of the joint venture's production volumes and profits between the Company and Iveco. Both parties are entitled to appoint an equal number of members to the shareholders' committee of the joint venture. Pursuant to the terms of the agreements, the Company and Iveco each contributed intellectual property licenses to their respective technology. During 2020, the Company contributed $8.8 million for a 50% interest in the joint venture, in accordance with the amended contribution agreement. The intellectual property licenses contributed to the joint venture by Nikola are related to intellectual property related to Nikola-developed BEV and FCEV technology for use in the European market. Iveco contributed to the joint venture a license for the S-WAY technology for use in the European market.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2021 and December 31, 2020, the carrying amount of the Company's equity interest was $4.8 million and $8.4 million, respectively, and is included in investment in affiliates on the consolidated balance sheets. Equity in net loss of affiliates on the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity in net loss of affiliates	$(1,359)	$—	$(3,279)	$—
During the third quarter of 2021, the joint venture executed a term loan facility agreement for 15.0 million euros ($17.4 million as of September 30, 2021) with a 5 year term and a revolving credit facility agreement for 6.0 million euros ($7.0 million as of September 30, 2021) with a 4 year term. Each agreement was guaranteed 50% by the Company and 50% by Iveco. As of September 30, 2021, the Company's maximum exposure to loss was $17.0 million, which represents the book value of the Company's equity interest and guaranteed debt obligations of $12.2 million.
Wabash Valley Resources LLC
On June 22, 2021, the Company entered into the Original MIPA with WVR and the Sellers, pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for $25.0 million in cash and 1,682,367 shares of the Company’s common stock. WVR is developing a clean hydrogen project in West Terre Haute, Indiana, including a hydrogen production facility. The common stock consideration was calculated based on the 30-day average closing stock price of the Company, or $14.86 per share, and the Company issued 1,682,367 shares of its common stock. As of the WVR Closing Date, the fair value of the stock consideration and Put Right was $32.4 million, based upon the closing price of the Company's common stock as of the WVR Closing Date and the fair value of the embedded Put Right (see Note 2).
The Company's interest in WVR is accounted for under the equity method and is included in investment in affiliates on the consolidated balance sheets. As of the WVR Closing Date, the fair value of the Company's investment in WVR was approximately $57.4 million, which consists of the Company's cash, common stock consideration, and the Put Right. The common stock consideration subject to the Put Right was originally classified as temporary equity on the consolidated balance sheets for $13.2 million which includes the fair value of the embedded Put Right of $3.2 million. Subsequently, the Put Right was removed and replaced with the Price Differential. See Note 2, Summary of Significant Accounting Policies, for further details. Refer below for a reconciliation of the fair value of the Company's investment in WVR:

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
As of September 30, 2021 and December 31, 2020, the carrying amount of the Company's equity interest was $57.6 million and zero, respectively, and is included in investment in affiliates on the consolidated balance sheets. Equity in net loss of affiliates on the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, is as follows:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity in net earnings of affiliate	$212	$—	$212	$—
The Company does not guarantee debt for, or have other financial support obligations to the entity and its maximum exposure to loss in connection with its continuing involvement with the entity is limited to the carrying amount of the investment.
7. RELATED PARTY TRANSACTIONS
Related Party Aircraft Charter Agreement
The Company previously entered into an aircraft charter arrangement with its former Executive Chairman of the board of directors and Legacy Nikola's former Chief Executive Officer. During the three and nine months ended September 30, 2020, the Company recognized expense of $1.1 million and $1.3 million, respectively, for the business use of the aircraft. The aircraft charter arrangement was terminated effective October 2020 and there are no such amounts to report subsequent to the termination date.
Related Party Income
During the three and nine months ended September 30, 2020, the Company recorded an immaterial amount for the provision of solar installation services to the former Executive Chairman, which were billed on a time and materials basis. Solar installation services were terminated effective October 2020 and there are no such amounts to report subsequent to the termination date.
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
Former Related Party License and Service Agreements
During the three and nine months ended September 30, 2020, the Company issued zero and 9,443,353 shares of Series D redeemable convertible preferred stock to Iveco S.p.A ("Iveco"), a former related party, in exchange for zero and $92.0 million of prepaid in-kind services, respectively. During the three months ended September 30, 2021 and 2020, $12.5 million and $11.4 million, respectively, of in-kind services were recognized in research and development on the consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, $40.2 million and $28.6 million, respectively, of in-kind services were recognized in research and development on the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, $6.0 million and $46.3 million prepaid in-kind services, respectively, were reflected on the consolidated balance sheets.
During the three and nine months ended September 30, 2020 the Company issued zero and 5,132,289 shares, respectively, of Series D redeemable convertible preferred stock to Iveco, in exchange for zero and $50.0 million in cash, respectively. As of June 3, 2020, Iveco was no longer considered a related party under ASC 850.
Former Related Party Research and Development
During the three and nine months ended September 30, 2020, the Company recorded research and development expenses of $4.1 million and $10.6 million, respectively, from a former related party. As of June 3, 2020, the entity was no longer considered a related party and as a result there are no such amounts to report for the three and nine months ended September 30, 2021.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
8. DEBT
Term Note
Debt consisted of a term note of zero and $4.1 million as of September 30, 2021 and December 31, 2020.
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
9. CAPITAL STRUCTURE
Shares Authorized
As of September 30, 2021, the Company had a total of 750,000,000 shares authorized for issuance with 600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As of September 30, 2021, the Company had 760,915 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. For the three months ended September 30, 2021 and 2020, the Company recorded a $4.5 million and $37.7 million gain, respectively, for revaluation of warrant liability on the consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, the Company recorded a $2.9 million and $8.6 million gain, respectively, for revaluation of warrant liability on the consolidated statements of operations.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2021 and December 31, 2020, the Company had $4.4 million and $7.3 million, respectively, for warrant liability related to the private warrants outstanding on the consolidated balance sheets.
The exercise price and number of common stock issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below their exercise price.
Stock Purchase Agreements
Purchase Agreement with Tumim Stone Capital LLC
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
Under the terms of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, shares of common stock over the period commencing on the date of the Purchase Agreement (the “Tumim Closing Date”) and ending on the first day of the month following the 36-month anniversary of the Tumim Closing Date, provided that a registration statement covering the resale of shares of common stock that have been and may be issued under the Purchase Agreement is declared effective by the SEC. The registration statement covering the offer and sale of up to 18,012,845 shares of common stock to Tumim was declared effective on June 30, 2021. The purchase price will be calculated as 97% of the volume weighted average prices of the Company's common stock during normal trading hours for three consecutive trading days commencing on the purchase notice date.
Concurrently with the signing of the Purchase Agreement, the Company issued 155,703 shares of its common stock to Tumim as a commitment fee ("Commitment Shares"). The total fair value of the shares issued for the commitment fee of $2.6 million was recorded in selling, general, and administrative expense on the Company's consolidated statements of operations.
During the three and nine months ended September 30, 2021, the Company sold 6,270,740 shares of common stock for proceeds of $72.9 million under the terms of the Purchase Agreement. As of September 30, 2021, the remaining commitment available under the Purchase Agreement is $227.1 million.
Second Purchase Agreement with Tumim Stone Capital LLC
On September 24, 2021, the Company entered into a second common stock purchase agreement (the "Second Purchase Agreement") and a registration rights agreement with Tumim, pursuant to which Tumim has committed to purchase up to $300.0 million in shares of the Company's common stock, subject to certain limitations and conditions set forth in the Second Purchase Agreement. The Company will not issue or sell any shares of common stock under the Second Purchase Agreement which, when aggregated with all other shares of common stock beneficially owned by Tumim, would result in beneficial ownership of more than 4.99% of the Company's outstanding shares of common stock.
Under the terms of the Second Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, shares of common stock over the period commencing on the date of the Second Purchase Agreement (the “Second Tumim Closing Date”) and ending on the first day of the month following the 36-month anniversary of the Second Tumim Closing Date, provided that certain conditions have been met. These conditions includes effectiveness of a registration statement covering the resale of shares of common stock that have been and may be issued under the Second Purchase Agreement and termination of the Purchase Agreement. The purchase price will be calculated as 97% of the volume weighted average prices of the Company's common stock during normal trading hours for three consecutive trading days commencing on the purchase notice date.
Concurrently with the signing of the Second Purchase Agreement, the Company issued 252,040 shares of its common stock to Tumim as a commitment fee. The total fair value of the shares issued for the commitment fee of $2.9 million was recorded in selling, general, and administrative expense on the Company's consolidated statement of operations.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2021, the Company has not sold any shares of common stock to Tumim under the terms of the Second Purchase Agreement and has a remaining commitment of $300 million available.
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
Stock Options
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted. Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	32,529,224	$1.28	7.82
Granted	—	$—
Exercised	3,182,359	$1.25
Cancelled	47,023	$2.71
Outstanding at September 30, 2021	29,299,842	$1.28	7.12
Vested and exercisable as of September 30, 2021	28,683,443	$1.25	7.10

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units
The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. The time-based RSUs generally vest semi-annually over a three year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. Certain RSUs awarded to key employees contain performance conditions related to achievement of strategic and operational milestones ("Performance RSUs"). As of September 30, 2021, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited. In addition, for certain technical engineering employees the awards cliff vest after a three year period or vest on the achievement of certain operational milestones. The RSUs to directors have a vesting cliff of one year after the grant date. Changes in RSUs are as follows:

Number of RSUs
Balance at December 31, 2020	5,026,531
Granted	8,410,816
Released	1,721,686
Cancelled	714,136
Balance at September 30, 2021	11,001,525
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

Number of Market Based RSUs
Balance at December 31, 2020	13,317,712
Granted	—
Released	—
Cancelled	—
Balance at September 30, 2021	13,317,712
Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$6,418	$4,612	$26,968	$7,850
Selling, general, and administrative	42,629	47,584	125,015	83,886
Total stock-based compensation expense	$49,047	$52,196	$151,983	$91,736
As of September 30, 2021, total unrecognized compensation expense was as follows:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unrecognized Compensation Expense
Options	$1,228
Market Based RSUs	195,639
RSUs	162,779
Total unrecognized compensation expense at September 30, 2021	$359,646
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
Income tax expense was immaterial for the three and nine months ended September 30, 2021 and 2020.
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general, and administrative expense on the consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2021.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The legal and other professional costs the Company incurred during the three and nine months ended September 30, 2021 in connection with the Internal Review and disclosed elsewhere in this Quarterly Report include approximately $6.4 million and $12.6 million, respectively, expensed for Mr. Milton’s attorneys’ fees under his indemnification agreement with the Company. As of September 30, 2021 and December 31, 2020 the Company accrued approximately $12.8 million and $6.6 million, respectively, in legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement. The Company expects to incur additional costs associated with the Staff of the Division of Enforcement and the SDNY investigations and the Internal Review during fiscal year 2021, which will be expensed as incurred and which could be significant in the periods in which they are recorded.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company and the Staff of the Division of Enforcement have been engaged in discussions regarding a resolution to the Staff’s investigation. Based on the advancement of those discussions in October 2021, the Company reserved a $125 million loss as its best estimate of the contingency in accrued liabilities as of September 30, 2021, and in selling, general, and administrative expenses for the three and nine months ended September 30, 2021, on the consolidated financial statements. While any resolution cannot be finalized until voted upon by the full Commission, if approved, this resolution is expected to include a $125 million civil penalty paid over time and findings of violations by the Company of Section 10(b) and Rule 10b-5 of the Securities Exchange Act. The Company continues to cooperate with the Division of Enforcement to fully resolve the matter. There can be no assurance as to the timing or final terms of any resolution, and the Company may not be able to reach a resolution at all. Final resolution of this matter is subject to documentation satisfactory to all the parties, and completion of any settlement is contingent on a vote of the Commissioners of the SEC. The Company intends to seek reimbursement from Mr. Milton for costs and damages arising from the actions that are the subject of the government and regulatory investigations.
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
On November 16, 2020, ten motions both to consolidate the pending securities actions and to be appointed as lead plaintiff were filed by putative class members. On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 23, 2020, a motion for reconsideration of the Court’s order appointing the Lead Plaintiff was filed. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. The motion for reconsideration was denied on February 18, 2021. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On October 14, the District Court lifted the stay of the proceedings, set an expedited briefing schedule to address Plaintiff Baio’s Motion for an Evidentiary Hearing and ordered that the Court will issue an order naming a lead plaintiff pursuant to the Ninth Circuit’s July 23, 2021 Opinion in due course.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On January 15, 2021, Plaintiff Frances Gatto filed a complaint in Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the DGCL. On January 26, 2021, Plaintiff’s counsel and the Company filed a joint letter, notifying the Court that the parties are engaged in dialogue regarding Plaintiff’s demand, and the Company need not answer or otherwise respond to the complaint at this time. On October 20, 2021, Plaintiff dismissed the action without prejudice.
On October 8, 2021, Plaintiffs Zachary BeHage and Benjamin Rowe filed a complaint in Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the DGCL. On October 19, 2021, Plaintiffs’

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
counsel and the Company filed a joint letter, notifying the Court that the parties are engaged in dialogue regarding Plaintiffs’ demand, and the Company need not answer or otherwise respond to the complaint at this time.
AAA Arbitration Demand
On July 23, 2021, former Executive Chairman Trevor Milton filed an arbitration demand with the American Arbitration Association against the Company seeking indemnification and advancement of defense costs as well as cooperation in Mr. Milton’s defense in certain legal proceedings. The Company disputes Mr. Milton’s claims and will defend itself in arbitration.
Commitments and Contingencies
Coolidge Land Conveyance
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
FCPM License
In the third quarter of 2021, the Company entered into a FCPM license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2023. As of September 30, 2021, the Company accrued $11.6 million in accrued expenses and other current liabilities and $34.7 million in other long-term liabilities on the consolidated balance sheets.
13. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2021 and 2020:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(267,567)	$(79,704)	$(531,022)	$(242,039)
Less: revaluation of warrant liability	(4,467)	(37,745)	(2,907)	(8,588)
Adjusted net loss	$(272,034)	$(117,449)	$(533,929)	$(250,627)
Denominator:
Weighted average shares outstanding, basic	400,219,585	377,660,477	395,691,795	318,315,891
Dilutive effect of common stock issuable from assumed exercise of warrants	11,084	626,201	169,081	660,556
Weighted average shares outstanding, diluted	400,230,669	378,286,678	395,860,876	318,976,447
Net loss per share:
Basic	$(0.67)	$(0.21)	$(1.34)	$(0.76)
Diluted	$(0.68)	$(0.31)	$(1.35)	$(0.79)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options, including performance stock options	29,299,842	39,336,240	29,299,842	39,336,240
Restricted stock units, including market based RSUs	24,319,237	14,888,800	24,319,237	14,888,800
Total	53,619,079	54,225,040	53,619,079	54,225,040
14. SUBSEQUENT EVENTS
First Price Differential Settlement
In accordance with the Amended MIPA, the first price differential with the WVR Sellers was settled on October 12, 2021, for $3.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” "will", and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include our financial and business performance; expected timing with respect to the buildout of our manufacturing facilities, joint venture with Iveco and production and attributes of our BEV and FCEV trucks; expectations regarding our hydrogen fuel station rollout plan and hydrogen strategy; timing of completion of prototypes, validation testing, volume production and other milestones; securing components for our trucks on acceptable terms and in a timely manner, or at all; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; planned collaboration with our business partners; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity, including any settlement with the SEC; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the outcome of any known and unknown regulatory proceedings; our business, expansion plans and opportunities; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
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
During 2020, we established a joint venture with Iveco, a subsidiary of CNHI, Nikola Iveco Europe GmbH. Our joint venture with Iveco provides us with the manufacturing infrastructure to build BEV trucks for the North American market in addition to that of our greenfield manufacturing facility in Coolidge, Arizona. The operations of the joint venture commenced during the fourth quarter of 2020. During the second quarter of 2021, the joint venture completed the construction of the manufacturing facility and started trial production for the Nikola Tre BEV on the assembly line in Ulm, Germany.
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
Recent Developments
•We have completed assembly of eight Tre BEV Gamma trucks and have started pre-series truck production in October 2021. Pre-series trucks are expected to begin testing for high mileage accumulation by the end of 2021.
•We have completed the assembly of our Tre FCEV Alpha trucks and expect to begin road trials by the end of 2021.
•We have completed construction of Phase 0.5 at our Coolidge manufacturing facility. We continue to assemble pre-series trucks and concurrently are expanding our Phase 1 area to enable production capacity of 2,400 trucks in 2022. Phase 1 is expected to be completed in the first quarter of 2022.
•The operation of the Iveco manufacturing plant in Ulm, Germany was inaugurated in September 2021 and once completed, the plant is expected to have a production capacity of 2,000 trucks per year.
•We continued to expand our sales and service network with the additions of network partners with coverage in the Northeast United States and throughout Central and Southern California.
•We entered into a Second Purchase Agreement with Tumim Stone Capital LLC ("Tumim") that will allow us, at our sole discretion, to sell up to an additional $300 million of shares of our common stock to Tumim.
•We entered into a memorandum of understanding with OPAL Fuels LLC on the development, construction, and operation of hydrogen refueling stations in North America and the use of renewable natural gas in hydrogen production.

•We signed a joint development agreement with TC Energy for co-development of large-scale production hubs. A key objective of the collaboration is to establish hubs near highly traveled truck corridors to serve our planned need for hydrogen to fuel our FCEVs within the next five years.
•On October 20, 2021, we entered into a long term supply agreement with LG Energy Solution, LTD. This supply agreement will provide additional battery cells for our trucks beginning in 2022 through 2029.
•The Company and the Staff of the Division of Enforcement have been engaged in discussions regarding a resolution to the Staff’s investigation. Based on the advancement of those discussions in October 2021, the Company reserved a $125 million loss as its best estimate of the contingency in accrued liabilities as of September 30, 2021, and in selling, general, and administrative expenses for the three and nine months ended September 30, 2021, on the consolidated financial statements. While any resolution cannot be finalized until voted upon by the full Commission, if approved, this resolution is expected to include a $125 million civil penalty paid over time and findings of violations by the Company of Section 10(b) and Rule 10b-5 of the Securities Exchange Act. The Company continues to cooperate with the Division of Enforcement to fully resolve the matter. There can be no assurance as to the timing or final terms of any resolution, and the Company may not be able to reach a resolution at all. Final resolution of this matter is subject to documentation satisfactory to all the parties, and completion of any settlement is contingent on a vote of the Commissioners of the SEC. The Company intends to seek reimbursement from Mr. Milton for costs and damages arising from the actions that are the subject of the government and regulatory investigations.
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
Commercial launch of heavy duty trucks and other products
While we expect pre-series Tre BEV trucks to be completed late in the fourth quarter of 2021 and begin accumulating mileage on public roads with customers, we do not expect to derive revenue from our Tre BEV trucks until 2022. We expect to derive revenue from our Tre FCEV trucks in the second half of 2023. Before commercialization or start-of-production, we must complete modification or construction of required manufacturing facilities, purchase and integrate related systems, components, and software, and achieve validation and testing milestones. Presently, we are experiencing supply chain shortages, including but not limited to battery cells, integrated circuits, vehicle control chips, and displays. Certain production ready components such as chipsets and displays may not arrive at our facilities until the first quarter of 2022, which has and may continue to cause delays in validation and testing for these components. This would mean a delay in the availability of saleable Tre BEV trucks.
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
Following the anticipated introduction of our products to the market, we expect the significant majority of our revenue to be derived from our BEV trucks starting in 2022 and from bundled leases, or other alternative structures, for our FCEV trucks beginning in 2023. We intend for our bundled lease offering to be inclusive of the cost of the truck, hydrogen fuel and regularly scheduled maintenance.
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
•    Depreciation for prototyping equipment and R&D facilities; and
•Expenses related to operating the Coolidge manufacturing facility until the start of commercial production.
During the three and nine months ended September 30, 2021, our research and development expenses have primarily been incurred in the development of our BEV and FCEV trucks.
As a part of its in-kind investment, Iveco agreed to provide us with $100.0 million in advisory services (based on pre-negotiated hourly rates), including project coordination, drawings, documentation support, engineering support, vehicle integration, and product validation support. During the three and nine months ended September 30, 2021, we utilized $12.5 million and $40.2 million, respectively, of advisory services which were recorded as research and development expense. As of September 30, 2021, we have $6.0 million of prepaid in-kind advisory services remaining which is expected to be consumed during the remainder of 2021 and will be recorded as research and development expense until we reach commercial production.
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
Other Income (Expense), net
Other income (expense), net consists primarily of other miscellaneous non-operating items, such as government grants, subsidies, merchandising, revaluation gains and losses on the derivative liability, foreign currency gains and losses, and unrealized gains and losses on investments.
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
Results of Operations
Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$	%
	2021	2020	Change	Change
	(dollar amounts in thousands)
Operating expenses:
Research and development	$78,896	$51,496	$27,400	53.2%
Selling, general, and administrative	192,929	65,782	127,147	193.3%
Total operating expenses	271,825	117,278	154,547	131.8%
Loss from operations	(271,825)	(117,278)	(154,547)	131.8%
Other income (expense):
Interest income (expense), net	(118)	171	(289)	NM
Revaluation of warrant liability	4,467	37,745	(33,278)	(88.2)%
Other income (expense), net	1,057	(340)	1,397	NM
Loss before income taxes and equity in net loss of affiliates	(266,419)	(79,702)	(186,717)	234.3%
Income tax expense	1	2	(1)	NM
Loss before equity in net loss of affiliates	(266,420)	(79,704)	(186,716)	234.3%
Equity in net loss of affiliates	(1,147)	—	(1,147)	NM
Net loss	$(267,567)	$(79,704)	$(187,863)	235.7%

Net loss per share:
Basic	$(0.67)	$(0.21)	$(0.46)	NM
Diluted	$(0.68)	$(0.31)	$(0.37)	NM
Weighted-average shares outstanding:
Basic	400,219,585	377,660,477	22,559,108	NM
Diluted	400,230,669	378,286,678	21,943,991	NM
Research and Development
Research and development expenses increased by $27.4 million, or 53.2%, from $51.5 million during the three months ended September 30, 2020 to $78.9 million during the three months ended September 30, 2021. This increase was primarily due to $12.7 million in higher spend on purchased components and tooling as we focus on the development, building, and testing and validation of our Tre BEV truck, as well as continuing the development of our FCEV truck platform. In addition, personnel costs increased $9.4 million, freight related to the transportation of prototype parts and components increased $3.2 million, and stock-based compensation expense increased $1.9 million, driven by growth in our in-house engineering headcount. The remaining increase was driven by depreciation and occupancy costs related to capital equipment and software dedicated to research and development activities, and an increase in travel due to easing of travel restrictions imposed during the prior year related to COVID-19, partially offset by a decrease in outside development spend.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $127.1 million, or 193.3%, from $65.8 million during the three months ended September 30, 2020 to $192.9 million during the three months ended September 30, 2021. The increase was primarily related to a $125 million loss contingency regarding a potential resolution to the SEC investigation. Additionally, there was an increase in legal expenses of $4.4 million, an increase in personnel expenses of $3.5 million driven by growth in headcount, an increase of $2.9 million for the non-cash commitment share issuance costs related to the second equity line of credit with Tumim, and higher general corporate expenses, including IT equipment and depreciation of our headquarters. These increases were partially offset by a decrease of $3.0 million for professional services due to registration filing fees and other general corporate expenses in the prior year and a decrease of $5.1 million in stock compensation driven by the modification of the former Executive Chairman's stock awards recognized in the prior year.
Interest Income (Expense), net
Interest income (expense), net was immaterial for the three months ended September 30, 2021 and 2020.
Revaluation of Warrant Liability

The revaluation of warrant liability decreased $33.3 million, from $37.7 million during the three months ended September 30, 2020 to $4.5 million during the three months ended September 30, 2021, resulting from changes in fair value of our warrant liability.
Other Income (Expense), net
Other income (expense), net increased by $1.4 million from $0.3 million net expense during the three months ended September 30, 2020 to $1.1 million net income during the three months ended September 30, 2021. The increase is primarily related to gains from foreign currency translation and a gain from the revaluation of the derivative liability.
Income Tax Expense
Income tax expense was immaterial for the three months ended September 30, 2021 and 2020. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates for the quarter ended September 30, 2021, was $1.1 million which relates to the net loss of our joint venture with Iveco and our equity investment in WVR.
Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020
The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change
	(dollar amounts in thousands)
Solar revenues	$—	$94	$(94)	NM
Cost of solar revenues	—	73	(73)	NM
Gross profit	—	21	(21)	NM
Operating expenses:
Research and development	201,785	118,098	83,687	70.9%
Selling, general, and administrative	329,028	117,821	211,207	179.3%
Total operating expenses	530,813	235,919	294,894	125.0%
Loss from operations	(530,813)	(235,898)	(294,915)	125.0%
Other income (expense):
Interest income (expense), net	(219)	255	(474)	NM
Loss on forward contract liability	—	(1,324)	1,324	NM
Revaluation of warrant liability	2,907	8,588	(5,681)	(66.2)%
Other income (expense), net	174	(249)	423	NM
Loss before income taxes and equity in net loss of affiliate	(527,951)	(228,628)	(299,323)	130.9%
Income tax expense	4	4	—	NM
Loss before equity in net loss of affiliate	(527,955)	(228,632)	(299,323)	130.9%
Equity in net loss of affiliate	(3,067)	—	(3,067)	NM
Net loss	(531,022)	(228,632)	(302,390)	132.3%
Premium paid on repurchase of redeemable convertible preferred stock	—	(13,407)	13,407	(100.0)%
Net loss attributable to common stockholders	$(531,022)	$(242,039)	$(288,983)	119.4%

Net loss per share attributable to common stockholders:
Basic	$(1.34)	$(0.76)	$(0.58)	NM
Diluted	$(1.35)	$(0.79)	$(0.56)	NM
Weighted-average shares outstanding:
Basic	395,691,795	318,315,891	77,375,904	NM
Diluted	395,860,876	318,976,447	76,884,429	NM
Solar Revenues and Cost of Solar Revenues
Solar revenues and cost of solar revenues for the nine months ended September 30, 2020 were related to solar installation service projects. Solar installation projects were legacy projects that were not related to our primary operations and were concluded in 2020.
Research and Development
Research and development expenses increased by $83.7 million, or 70.9%, from $118.1 million during the nine months ended September 30, 2020 to $201.8 million during the nine months ended September 30, 2021. This increase was primarily due to $31.0 million in higher spend on purchased components, outside engineering services, and tooling as we focus on the development, building, and testing and validation of our Tre BEV truck, as well as continuing the development of our FCEV truck platform. In addition, personnel costs increased $23.2 million and stock-based compensation increased $19.2 million, driven by growth in our in-house engineering headcount. We also incurred $4.3 million in higher freight costs related to the transportation of prototype parts and components. The remaining increase was driven by higher depreciation and occupancy costs related to equipment and software dedicated to research and development activities, as well as an increase in travel due to easing of travel restrictions imposed during the prior year related to COVID-19.
Selling, General, and Administrative

Selling, general, and administrative expenses increased by $211.2 million, or 179.3%, from $117.8 million during the nine months ended September 30, 2020 to $329.0 million during the nine months ended September 30, 2021. The increase was primarily related to a $125 million loss contingency regarding a potential resolution to the SEC investigation. Additionally, we incurred higher stock-based compensation expense of $41.0 million and higher legal expenses of $30.6 million primarily related to regulatory and legal matters incurred in connection with the Hindenburg article. Further, there was an increase of $10.1 million in personnel expenses driven by growth in headcount and an increase of $5.6 million related to the non-cash commitment share issuance costs related to the equity line of credit with Tumim.
Interest Income (Expense), net
Interest income (expense), net was immaterial for the nine months ended September 30, 2021 and 2020.
Loss on Forward Contract Liability
Loss on the forward contract liability represents loss recognized from a $1.3 million change in fair value of the forward contract liability as of September 30, 2020. The forward contract was settled in April 2020.
Revaluation of Warrant Liability
The revaluation of warrant liability decreased $5.7 million, from $8.6 million during the nine months ended September 30, 2020 to $2.9 million during the nine months ended September 30, 2021 resulting from changes in fair value of our warrant liability.
Other Income (Expense), net
Other income (expense), net was immaterial for the nine months ended September 30, 2021 and 2020.
Income Tax Expense
Income tax expense was immaterial for the nine months ended September 30, 2021 and 2020. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates for the nine months ended September 30, 2021, was a $3.1 million loss which relates to the net loss of our joint venture with Iveco and our equity investment in WVR.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(267,567)	$(79,704)	$(531,022)	$(228,632)
Interest (income) expense, net	118	(171)	219	(255)
Income tax expense	1	2	4	4
Depreciation and amortization	2,249	1,498	5,959	4,424
EBITDA	(265,199)	(78,375)	(524,840)	(224,459)
Stock-based compensation	49,047	52,196	151,983	91,736
Loss on forward contract liability	—	—	—	1,324
Revaluation of warrant liability	(4,467)	(37,745)	(2,907)	(8,588)
Revaluation of derivative liability	(319)	—	(319)	—
Equity in net loss of affiliates	1,147	—	3,067	—
Regulatory and legal matters (1)	9,771	5,173	35,657	5,173
Legal loss contingency(2)	125,000	—	125,000	—
Adjusted EBITDA	$(85,020)	$(58,751)	$(212,359)	$(134,814)
(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the Hindenburg article from September 2020, and investigations and litigation related thereto.
(2) Reserved loss contingency from discussions with the Staff of the Division of Enforcement regarding a potential resolution to the SEC investigation.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(267,567)	$(79,704)	$(531,022)	$(242,039)
Stock-based compensation	49,047	52,196	151,983	91,736
Premium paid on repurchase of redeemable convertible preferred stock	—	—	—	13,407
Revaluation of warrant liability	(4,467)	(37,745)	(2,907)	(8,588)
Revaluation of derivative liability	(319)	—	(319)	—
Regulatory and legal matters(1)	9,771	5,173	35,657	5,173
Legal loss contingency(2)	125,000	—	125,000	—
Non-GAAP net loss	$(88,535)	$(60,080)	$(221,608)	$(140,311)
Non-GAAP net loss per share:
Basic	$(0.22)	$(0.16)	$(0.56)	$(0.44)
Diluted	$(0.22)	$(0.16)	$(0.56)	$(0.44)
Weighted average shares outstanding:
Basic	400,219,585	377,660,477	395,691,795	318,315,891
Diluted	400,230,669	378,286,678	395,860,876	318,976,447
(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the Hindenburg article from September 2020, and investigations and litigation related thereto.
(2) Reserved loss contingency from discussions with the Staff of the Division of Enforcement regarding a potential resolution to the SEC investigation.
Liquidity and Capital Resources
Since inception, we financed our operations primarily from the sales of redeemable convertible preferred stock and common stock, the Business Combination, proceeds from the Stock Purchase Agreement, and redemption of warrants. As of September 30, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $587.0 million, which are primarily invested in money market funds.
Short-Term Liquidity Requirements
As of the date of this Quarterly Report on Form 10-Q, we have yet to generate revenue from our core business operations. As of September 30, 2021, our current assets were $610.0 million consisting primarily of cash and cash equivalents of $587.0 million, and our current liabilities were $253.1 million primarily comprised of accrued expenses and accounts payables. During the second quarter of 2021, we entered into a Purchase Agreement with Tumim allowing us to issue shares of our common stock to Tumim for proceeds of up to $300 million. As of September 30, 2021 we have issued 6,270,740 shares of common stock to Tumim under the terms of the Purchase Agreement for gross proceeds of $72.9 million, excluding the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the Purchase Agreement. As of September 30, 2021, the remaining commitment available under the Purchase Agreement is $227.1 million.
During the third quarter of 2021, we entered into a Second Purchase Agreement with Tumim allowing us to issue shares of our common stock to Tumim for proceeds of up to an additional $300 million, provided that certain conditions have been met. These conditions include effectiveness of a registration statement covering the resale of shares of common stock that have been and may be issued under the Second Purchase Agreement and termination of the Purchase Agreement. As of September 30, 2021, we have not sold any shares of common stock to Tumim under the terms of the Second Purchase Agreement and have a remaining commitment of $300 million available.
We believe our cash and cash equivalents will be sufficient to continue to execute our business strategy over the next twelve month period by (i) completing the development and industrialization of the BEV truck, (ii) completing phase one construction of our greenfield manufacturing facility, (iii) completing the construction of a pilot commercial hydrogen station and (iv) hiring of personnel.
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
Long-Term Liquidity Requirements
Until we can generate sufficient revenue from truck sales and leases to cover operating expenses, working capital and capital expenditures, we expect to fund cash needs through a combination of equity and debt financing, including lease securitization, strategic collaborations, and licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
While we intend to raise additional capital in the future, if adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(195,369)	$(84,598)
Net cash used in investing activities	(138,480)	(15,195)
Net cash provided by financing activities	71,557	932,443
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel related expenditures and fluctuations in accounts payable and other current assets and liabilities.

Net cash used in operating activities was $195.4 million for the nine months ended September 30, 2021. The most significant component of our cash used during this period was net loss of $531.0 million, which included non-cash expenses of $152.0 million related to stock-based compensation, $40.2 million expense for in-kind services, other non-cash charges of $12.4 million and net cash inflows of $131.1 million from changes in operating assets and liabilities primarily driven an increase in accounts payable and accrued expenses.
Net cash used in operating activities was $84.6 million for the nine months ended September 30, 2020. The largest component of our cash used during this period was a net loss of $228.6 million, which included non-cash charges of $91.7 million related to stock-based compensation, $28.6 million expense for in-kind services, $8.6 million gain for the revaluation of warrant liability, other non-cash charges of $5.8 million, and net cash inflows of $26.5 million from changes in operating assets and liabilities primarily driven by an increase in accounts payable and accrued expenses and customer deposits.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and build out infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue to increase substantially as we build out and tool our manufacturing facility in Coolidge, Arizona, finance operations of our joint venture in Ulm, Germany, and develop the network of hydrogen fueling stations. As of September 30, 2021, we anticipate our capital expenditures for the remainder of fiscal year 2021 to be between $75 million to $85 million, of which a significant portion is related to the construction of our truck manufacturing facility and purchases of related equipment in Coolidge, Arizona.
Net cash used in investing activities was $138.5 million for the nine months ended September 30, 2021, which was primarily due to $113.7 million in costs of construction for our Coolidge manufacturing facility and purchases of and deposits for capital equipment and supplier tooling and our $25.0 million cash investment in WVR.
Net cash used in investing activities was $15.2 million for the nine months ended September 30, 2020, which was primarily due to purchases and deposits on capital equipment related to the construction of our headquarters.
Cash Flows from Financing Activities
Through September 30, 2021, we have financed our operations through proceeds from sales of redeemable convertible preferred stock and common stock, the Business Combination, and redemption of warrants.
Net cash provided by financing activities was $71.6 million for the nine months ended September 30, 2021, which was primarily due to proceeds from the Tumim Purchase Agreement of approximately $72.9 million, proceeds from the exercises of stock options of $4.2 million, partially offset by a $4.1 million payment of our term loan and other finance payments of $1.4 million.
Net cash provided by financing activities was $932.4 million for the nine months ended September 30, 2020, which was primarily due to net proceeds of $616.7 million from the Business Combination and the PIPE, proceeds from exercise of common stock warrants of $263.1 million, proceeds from the issuance of Series D redeemable convertible preferred stock of $50.3 million, net of issuance costs, proceeds from the exercises of stock options of $2.2 million and proceeds from tenant allowances for the construction of our headquarters of $0.9 million, offset by payments on our finance lease of $0.8 million.
Contractual Obligations and Commitments
During the third quarter of 2021, we entered into a FCPM license, payable in 2022 and 2023 and as of September 30, 2021, the Company accrued $11.6 million in accrued expenses and other current liabilities and $34.7 million in other long-term liabilities on the consolidated balance sheets. For the three and nine months ended September 30, 2021, there have been no other material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020.
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
There have been no substantial changes to these estimates, or the policies related to them during the three and nine months ended September 30, 2021. For a full discussion of these estimates and policies, see "Critical Accounting Estimates" in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2020.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $587.0 million and $840.9 million, respectively, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
For the three months ended September 30, 2021 and 2020, we recorded a $0.7 million gain and a $0.2 million loss, respectively, for foreign currency translation. For the nine months ended September 30, 2021 and 2020, we recorded a $0.6 million gain and a $0.3 million loss, respectively, for foreign currency translation.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 to our audited consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2020, which are incorporated by reference herein.
ITEM 1A. RISK FACTORS
Risks Related to Our Business and Industry
We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
We incurred net losses of $370.9 million and $531.0 million for the year ended December 31, 2020 and for the nine months ended September 30, 2021, respectively, and have incurred net losses of approximately $1.1 billion from Legacy Nikola's inception through September 30, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our trucks, which is not expected to begin at least until 2022 for our battery electric vehicle, or BEV, truck and the second half of 2023 and 2024 for our Tre hydrogen fuel cell electric vehicle, or FCEV, truck and Two FCEV truck, respectively, and may occur later. Even if we are able to successfully develop and sell or lease our trucks, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.
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
We will require significant capital to develop and grow our business, including developing and manufacturing our trucks, building our manufacturing plant and building our brand. We expect to continue to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, leases, licenses, and sales and distribution expenses as we build our brand and market our trucks and bundled leasing model, and general and administrative expenses as we scale our operations. In addition, we may incur significant costs in connection with our services, including building our hydrogen fueling stations and honoring our maintenance commitments under our bundled lease package. Our ability to become profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services, but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell, distribute and service our trucks and services, our margins, profitability and prospects would be materially and adversely affected.
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
If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to the Purchase Agreement or the Second Purchase Agreement, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
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
We and the Staff of the Division of Enforcement have been engaged in discussions regarding a resolution to the SEC’s investigation. Based on the advancement of those discussions in October 2021, we reserved a $125 million loss as our best estimate of the contingency in accrued liabilities as of September 30, 2021, and in selling, general, and administrative expenses for the three and nine months ended September 30, 2021, on the consolidated financial statements. While any resolution cannot be finalized until voted upon by the full Commission, if approved, this resolution is expected to include a $125 million civil penalty paid over time and findings of violations by us of Section 10(b) and Rule 10b-5 of the Securities Exchange Act. We continue to cooperate with the Division of Enforcement to fully resolve the matter. There can be no assurance as to the timing or final terms of any resolution, and we may not be able to reach a resolution at all. Final resolution of this matter is subject to documentation satisfactory to all the parties, and completion of any settlement is contingent on a vote of the Commissioners of the SEC.
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
Increases in costs, disruption of supply or shortage of raw materials, including but not limited to lithium-ion battery cells, chipsets, and displays, could harm our business.
We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including battery cells, semiconductors, and integrated circuits which primarily impact our infotainment system and controllers. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. Currently, we are experiencing supply chain shortages, including with respect to battery cells, integrated circuits, vehicle control chips, and displays. Certain production ready components such as chipsets and displays may not arrive at our facilities until the first quarter of 2022, which has and may continue to cause delays in validation and testing for these components, which would in turn create a delay in the availability of saleable Nikola Tre BEV trucks.
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
Any disruption in the supply of battery cells, semiconductors, or integrated circuits could temporarily disrupt production of our Tre BEV truck until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices.
We will rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We will rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant will consist of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
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
In 2019, we partnered with Iveco, a subsidiary of CNHI, to manufacture the BEV truck at the Iveco manufacturing plant in Ulm, Germany through a joint venture with CNHI, which commenced operations in the fourth quarter of 2020. We currently expect that approximately 40 million Euros will be invested in total by Iveco and Nikola into the manufacturing plant to prepare it for assembly, of which 14.8 million Euros was funded through September 30, 2021. During the third quarter of 2021, the joint venture executed a term loan facility agreement for 15 million Euros with a 5 year term and a revolving credit facility agreement for 6 million Euros with a 4 year term. Each agreement was guaranteed 50% by us and Iveco.
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
While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles will be purchased by us from a single source, especially with respect to hydrogen fuel cells and batteries. We refer to these component suppliers as our single source suppliers. For example, we entered into an agreement with Robert Bosch LLC (“Bosch”), whereby we committed to purchase certain component requirements for fuel cell power modules from Bosch beginning on June 1, 2023 until December 31, 2030. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us.
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
In addition, we will need to store a significant number of lithium-ion cells at our facility. Any mishandling of battery cells may cause disruption to the operation of our facility. While we have implemented safety procedures related to the handling of the cells, a safety issue or fire related to the cells could disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.
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
The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, additional waves of the virus, its severity, the actions to contain the virus or treat its impact, including vaccination efforts, the efficacy of vaccine programs on new variants of the virus, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers, vendors and business partners to perform, including third party suppliers’ ability to provide components and materials used in our trucks. We may also experience an increase in the cost of raw materials used in our commercial production of trucks. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
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
In September 2020, an entity published an article containing certain allegations against us. In addition, the U.S. Attorney for the SDNY in 2021 announced the unsealing of a criminal indictment charging Trevor Milton with two counts of securities fraud and one count of wire fraud, and the Securities and Exchange Commission announced charges against Mr. Milton for alleged violations of federal securities laws. The negative publicity has adversely affected our brand and reputation as well as our stock price, which makes it more difficult for us to attract and retain employees, partners and customers, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny and has resulted in litigation and governmental investigations. As a result, customers, potential customers, partners and potential partners have failed to award us additional business, cancelled or sought to cancel existing contracts, and directed future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K/A for the year ended December 31, 2020 for additional information.
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
Although we maintain insurance for the disruption of our business and director and officer liability insurance, these insurance policies will not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
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
As of September 30, 2021, Mark A. Russell, our President, Chief Executive Officer and director, beneficially owns, directly or indirectly, approximately 12.0%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 22.2% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation, or our Certificate of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
As of September 30, 2021, Trevor R. Milton, our founder and former executive chairman, beneficially owned approximately 16.0% of our outstanding common stock. In connection with his departure in September 2020, for a period of three years from September 20, 2020, Mr. Milton has agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock in the aggregate, together with shares held by his affiliates and associates, (ii) propose or effect any extraordinary transaction with respect to us, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of our board of directors, or (v) submit any stockholder proposal. In addition, for a period of three years from September 20, 2020, Mr. Milton has agreed to vote his shares of our common stock (x) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (y) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting. These standstill and voting restrictions could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of our executive officers and directors and their affiliates.
It is not possible to predict the actual number of shares we will sell under our Purchase Agreements to Tumim, or the actual gross proceeds resulting from those sales.
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
On September 23, 2021, we entered into the Second Purchase Agreement with Tumim, pursuant to which Tumim committed to purchase up to $300 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Second Purchase Agreement may be sold by us to Tumim at our discretion from time to time over an approximately 36-month period.
We generally have the right to control the timing and amount of any sales of our shares of common stock to Tumim under the Purchase Agreement and Second Purchase Agreement. Sales of our common stock to Tumim under the Purchase Agreement and Second Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may decide to sell to Tumim all or some of the shares of our common stock that may be available for us to sell to Tumim pursuant to the Purchase Agreement and Second Purchase Agreement.
Because the purchase price per share to be paid by Tumim for the shares of common stock that we may elect to sell to Tumim under the Purchase Agreement and Second Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable purchase valuation period for each purchase made pursuant to the Purchase Agreement and Second Purchase Agreement, it is not possible for us to predict the total number of shares of common stock that we will sell to Tumim under the Purchase Agreement and Second Purchase Agreement, the purchase price per share that Tumim will pay for shares purchased from us in the future under the Purchase Agreement and Second Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Tumim under the Purchase Agreement and Second Purchase Agreement.

Sales of shares of our common stock pursuant to the Purchase Agreement and the Second Purchase Agreement will be dilutive to stockholders.
Moreover, although the Purchase Agreement and Second Purchase Agreement provides that we may sell up to an aggregate of $600 million of our common stock to Tumim, only 18,012,845 shares of our common stock under the Purchase Agreement have been registered for resale by Tumim. If it becomes necessary for us to issue and sell to Tumim under the Purchase Agreement more than the 18,012,845 shares that were registered for resale under the registration statement in order to receive aggregate gross proceeds equal to the total commitment of $300 million under the Purchase Agreement, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Tumim of any such additional shares of our common stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective and we may need to obtain stockholder approval to issue shares of common stock in excess of the exchange cap under the Purchase Agreement in accordance with applicable Nasdaq rules.
Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to decline.
As of September 30, 2021, we had 404,306,242 shares of common stock outstanding and outstanding warrants to purchase 760,915 shares of our common stock. All of the shares of our common stock are freely transferable, subject to compliance with Rule 144 by affiliates, without additional registration under the Securities Act, except for the shares to be registered by us pursuant to the Second Purchase Agreement, including the commitment shares issued pursuant to the Second Purchase Agreement.
We have also registered shares of our common stock that we have issued, and may in the future issue, under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to relevant vesting schedules and applicable securities laws.
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
The closing price of our common stock on Nasdaq ranged from $9.09 to $79.73 following the closing of the Business Combination on June 3, 2020 through November 2, 2021. In September 2020, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including COVID-19, may seriously affect the market price of our common stock, regardless of our actual operating performance.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 30, 2021, the Company issued 2,357,227 shares of common stock under the terms of the Purchase Agreement to Tumim for proceeds of $26.1 million. The common stock was issued to Tumim in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.
ITEM 5. OTHER INFORMATION
On August 30, 2021, the Company entered into a Fuel Cell Supply Framework Agreement with Robert Bosch LLC (“Bosch”), whereby the Company committed to purchase certain component requirements for fuel cell power modules (“FCPM”) from Bosch beginning on June 1, 2023 until December 30, 2030. On September 1, 2021, the Company entered into an FCPM Design and Manufacturing License Agreement with Bosch whereby Bosch granted the Company a non-exclusive and non-transferable license to intellectual property that will be used to adapt, further develop and assemble FCPMs provided by

Bosch for use in the production of the Company’s fuel cell electric vehicles, in consideration for an initial payment of 40 million Euros to be made between 2022 to 2023, as well as royalty payments that may vary based on the volume of FCPM production.

ITEM 6. EXHIBITS

Exhibit No.		Description
4.1
Registration Rights Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2021).

10.1
Purchase Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated September 24, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2021).

10.2		Amendment No. 1 to the Membership Interest Purchase Agreement by and between Nikola Corporation, Wabash Valley Resources LLC and the sellers party thereto, dated September 13, 2021.
10.3*		Fuel Cell Supply Framework Agreement by and between Nikola Corporation and Robert Bosch LLC, dated August 30, 2021.
10.4*		FCPM Design and Manufacturing License Agreement by and between Nikola Corporation and Robert Bosch LLC, dated September 1, 2021.
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance.
101.SCH		Inline XBRL Extension Calculation Linkbase.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (formatted as Inline XBRL).
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
Date: November 4, 2021