Form 10-K
period 2021-12-31
Nikola Corp
filed 2022-02-24
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $18.06 for shares of the Registrant’s common stock as reported by The Nasdaq Stock Market LLC, was approximately $4.5 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 413,810,784 shares of common stock as of February 21, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2022 Annual Meeting of Stockholders.

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” "could," “expect,” "estimate,” “intend,” “plan,” "potential," "will," and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include our financial and business performance; expected timing with respect to the build out of our manufacturing facilities, joint venture with Iveco and production and attributes of our BEV and FCEV trucks; expectations regarding our hydrogen fuel station rollout plan; timing of completion of prototypes, validation testing, volume production and other milestones; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; planned collaborations with our business partners; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the outcome of any known and unknown regulatory
i

proceedings; our business, expansion plans and opportunities; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to execute our business model, including market acceptance of our planned products and services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory or judicial proceedings; the effect of the COVID-19 pandemic on our business; our ability to raise capital; our ability to compete; the success of our business collaborations; regulatory developments in the United States and foreign countries; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
•Increases in costs, disruption of supply or shortage of raw materials, including lithium-ion battery cells, chipsets, and displays, could harm our business.
ii

PART I

Item 1. Business
Company Overview
Who We Are
Our vision is to be the zero-emissions transportation industry leader. We plan to realize this vision through world-class partnerships, groundbreaking research and development, and a revolutionary business model.
According to the Environmental Protection Agency, or EPA, and the European Environment Agency, or EEA, the transportation industry causes an estimated 25% to 30% of U.S. and EU greenhouse gas, or GHG, emissions. While heavy-duty trucking represents less than 10% of the transportation industry by volume, it is responsible for approximately 40% of transportation industry GHG according to the International Council on Clean Transportation, or ICCT. With ever-expanding e-commerce freight demands, zero-emission vehicles are believed to be one of the only viable options for a sustainable future.
We are a technology innovator and integrator, working to develop innovative energy and transportation solutions. We are pioneering a business model that will enable corporate customers to integrate next-generation truck technology, hydrogen fueling and charging infrastructure, and related maintenance. By creating this ecosystem, we and our strategic business partners and suppliers expect to build a long-term competitive advantage for clean technology vehicles and next generation fueling solutions.
Our expertise lies in design, innovation, software, and engineering. We assemble, integrate, and commission our vehicles in collaboration with our business partners and suppliers. Our approach has always been to leverage strategic partnerships to help lower cost, increase capital efficiency and accelerate speed to market. To date, we believe we have assembled world-class partners and we plan to continue to add partners where appropriate.
We operate in two business units: Truck and Energy. The Truck business unit is developing and commercializing battery electric vehicles, or BEV, and hydrogen fuel cell electric vehicles, or FCEV, Class 8 trucks that provide environmentally friendly, cost-effective solutions to the short-haul, medium-haul, and long-haul trucking sector. The Energy business unit is focused on developing and constructing a hydrogen fueling ecosystem and providing BEV charging support to meet anticipated fuel demand for our FCEV and BEV customers, as well as other third-party customers.
We believe the key differentiator of our business model is our planned hydrogen fueling ecosystem, which includes (1) hydrogen production and hydrogen procurement, (2) hydrogen distribution, and (3) hydrogen storage and dispensing. Historically, investing in alternative fuel vehicles represented a high risk for both original equipment manufacturers, or OEMs, and customers due to the uncertainty of the fueling infrastructure. Existing fuel providers have limited incentive to deploy the required resources and capital to develop an alternative fuel infrastructure due to a lack of known demand. The inability to tackle both sides of this equation has prohibited hydrogen from reaching its full potential. Our approach aims to solve this "chicken or the egg" problem, by pairing dedicated fueling demand from our FCEV trucks to the refueling infrastructure to reduce the risk of developing the infrastructure while giving our customers the assurance that fuel will be available where and when they need it. We believe this strategy could help unlock hydrogen's potential as the fuel of the future.
For FCEV customers, we may offer a bundled lease model, which would be inclusive of the cost of the truck, hydrogen fuel, and maintenance. We expect that our go-to-market strategy would offer a fixed price per mile through a bundled lease to our customers, although alternative structures may be available, especially in the early stages of the FCEV roll-out. Our bundled lease model has the potential to de-risk infrastructure development by locking in fuel demand from our dedicated route customers. This locked in demand is designed to ensure high station utilization. For the BEV, we plan to offer both direct sale and lease models.
We believe our hydrogen fueling ecosystem will provide a competitive advantage and help accelerate the adoption of our FCEV. We believe our product portfolio and hydrogen fueling ecosystem provide a key strategic advantage that differentiates us from competitors and will allow us to provide significant and valuable innovation to the estimated $600 billion global heavy-duty commercial vehicle and the related fueling and maintenance total addressable market, or TAM.
Market
Total Addressable Market
We believe our bundled lease model will allow us to expand our TAM significantly when compared to traditional OEMs.

Globally, the TAM, is estimated to be a $600 billion per year with steady growth expected to continue as e-commerce and global economic growth fuel the need for more heavy-duty trucks.
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
Class 8 Market Segmentation
Private Fleet vs. For-Hire Fleet Segmentation
ACT Research segments the on-highway Class 8 freight market between private and for-hire fleets, representing 53% and 47% of the Class 8 market, respectively. According to ACT Research, private fleets, such as PepsiCo or Sysco, are almost all regular route operations or "dedicated" routes running point-to-point. ACT Research further breaks down the for-hire market, such as JB Hunt or XPO Logistics, into: contract 32%, spot 12%, and dedicated 3%. According to ACT Research, dedicated for-hire fleets are mostly outsourced by shippers to run point-to-point.
Length of Haul Segmentation
ACT Research breaks down the Class 8 truck market by the length-of-haul. The length-of-haul refers to the distance of an outbound load and return trip.
•Short-haul less than 200 miles: applications include agricultural and drayage operations.
•Medium-haul 200-500 miles: applications include private fleet distribution, less than truckload operations, and regional for-hire fleets.
•Long-haul over 500 miles: applications include regular and irregular for-hire fleets, and private fleet regular route operations.
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

A strong consensus among the largest governments calls for a global push to shift to zero-emission vehicles and the eventual elimination of internal combustion engine, or ICE vehicles. According to the Center for Climate Protections "Survey on Global Activities to Phase Out ICE Vehicles" report, actions being taken by national and local governments include:
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
Countries Phasing Out ICE Vehicles (specific actions vary by country):
•Austria: No new ICE vehicles sold after 2030;
•China: End production and sales of ICE vehicles by 2040;
•Denmark: 775,000 electric vehicles, or EVs, on the road by 2030, tax incentive in place;
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
•Taiwan: Phase out fossil fuel-powered motorcycles by 2035 and fossil fuel-powered vehicles by 2040. Additionally, the replacement of all government vehicles and public buses with electric versions by 2030; and
•United Kingdom: Ban the sale of petrol and diesel cars starting in 2030.
With such strong sentiment to reduce global GHG emissions from leading governments, OEMs will have to spend significant additional research and development on existing models to remain compliant in the near term, or they will face heavy fines. In Europe, there will be a mandatory 15% reduction in CO2 emissions by 2025, and a 30% reduction target by 2030. There will be a financial penalty for failure to achieve these targets. The level of the penalties is 4,250 Euros and 6,800 Euros per gCO2 / tonne-kilometre, or tkm, in 2025 and 2030, respectively. Conventional diesel technology will most likely not be able to meet the European targets set for 2025 and 2030. These ambitious CO2 targets are likely "technology-forcing" towards alternative powertrains such as battery-electric and hydrogen fuel cell.
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

In addition, consumers are increasingly demanding that corporations take action to reduce their carbon footprint. An article by Nielsen from 2018 cited that nearly half (48%) of U.S. consumers said they would "definitely" or "probably" change their consumption habits to reduce their impact on the environment, placing reducing emissions high on the agenda for large corporations. For example:
•Amazon has pledged to become carbon neutral by 2040;
•BP has pledged to become carbon neutral by 2050;
•DB Schenker plans to make its transport activities in European cities emission-free by 2030;
•DHL set a goal to reduce all logistics-related emissions to zero by 2050;
•UPS has committed to sourcing 40% of its ground fuel from low carbon or alternative fuels by 2025;
•Walmart set a goal to be zero emissions across its global operations by 2040 and to work with suppliers to reduce emissions by 1 gigaton by 2030; and
•Microsoft has committed to be carbon negative by 2030, and that by 2050 it hopes will have sequestrated enough carbon to account for all direct emissions it has ever made.
U.S. Market Policy Trends
The following are recent policy trends and initiatives that have been enacted or are in development, which promote the growth of zero-emission trucks and infrastructure and the development of a national hydrogen economy:
Federal Policy
•Congress passed the $1.2 trillion Infrastructure Investment and Jobs Act, or IIJA, with President Biden signing the legislation into law in November 2021. The legislation included $7.5 billion for transportation electrification, including $2.5 billion for a new charging and fueling infrastructure grant program, and provided $9.5 billion for clean hydrogen programs.
•President Biden signed an Executive Order in December 2021 launching the “Federal Sustainability Plan” to demonstrate how the federal government will leverage its scale and procurement power to address climate change. Specifically, the executive order aims to “reduce emissions across federal operations, invest in American clean energy industries and manufacturing, and create clean, healthy and resilient communities.”
State Policy
•California Governor Gavin Newsom unveiled his proposed budget, The California Blueprint on January 10, 2022. If approved by the state legislature, the budget proposes a significant zero-emission vehicle (ZEV) investment of an additional $6.1 billion on top of last year’s budget of $3.9 billion, bringing the total investment over six years to $10 billion. Of this amount, nearly $6 billion is identified for medium and heavy-duty efforts (vehicles and infrastructure). The budget also includes $100 million proposed for development and production of green electrolytic hydrogen. The proposed budget is expected to be voted on by the state legislature in the summer of 2022.
•Several states have moved to adopt California’s “Advanced Clean Trucks” (ACT) rule including Oregon, Washington, New Jersey and New York. Massachusetts is moving forward with the regulation. ACT adoption is anticipated to take place in at least seven additional states in 2022, including Maine, Vermont and Colorado. Additionally, Maryland and Connecticut legislatures are expected to be considering legislation requiring the states to move on ACT. Administrations in Illinois and Nevada are also expected to initiate ACT proceedings if they receive enough support from the business community.
•Washington joined California and Oregon to enact a Carbon Fuel Standard program. The carbon fuel standard in Washington aims to reduce the carbon intensity of state transportation fuels by awarding credits to low-carbon fuels and assigning deficits to higher-carbon petroleum fuels. GHG emissions from transportation fuels sold in Washington must be 20 percent below 2017 levels by 2038, with specific interim steps ranging from 0.5% to 1.5% per year.
•The implementation of Washington’s Clean Fuels Program will be linked to existing low carbon fuel standard, or LCFS, programs in Oregon and California, which is expected to create a west coast market for biofuels and other low-carbon transportation fuels, as well as a potential regional market for LCFS carbon reduction credits driving demand for zero-emission vehicles.
•Additional states considering carbon or renewable fuel standard programs include Colorado, New Mexico, New York, Minnesota, and Massachusetts. The Midwestern Clean Fuels Policy Initiative aims to create a market specifically for regional clean fuel producers that simultaneously delivers environmental and economic benefits, and includes the states of Minnesota as well as Iowa, Wisconsin and Illinois. South Dakota and Nebraska are also evaluating the role of such programs in their states.
Other Policy Items
•Hydrogen coalitions and stakeholder groups are increasing their involvement in initiatives and policies at the national and state levels. For example, the Clean Hydrogen Future Coalition and Fuel Cell Hydrogen Energy Association were proactive in advancing and supporting the hydrogen agenda in the IIJA. The California Hydrogen Business Council, Renewable Hydrogen Alliance (Pacific Northwest), Midwest Hydrogen Coalition, Texas Hydrogen Alliance, Oklahoma Hydrogen Task Force, and others continue to advance hydrogen-related initiatives at the state level, with new stakeholder groups and initiatives forming in preparation for national investment from the U.S. Department of Energy in Regional Clean Hydrogen Hubs across the country.
•Efforts continue by utilities across a number of states focusing on transportation electrification planning, grid modernization efforts, including energy storage targets, innovative pilot programs, advanced rate design pilots, electric grid resilience, battery storage deployments and emerging discussion around hydrogen as a potential clean energy source.
Policy and regulatory activity benefiting zero-emission trucks and next generation fueling technologies are likely to continue at the national and state levels, with potential support for advancing a climate-related agenda related to the Build Back Better Act and additional state legislation related to clean fuels standards, transportation electrification and fueling infrastructure and hydrogen market development. Given our product portfolio, we believe we are well suited to take advantage of current and contemplated incentive programs.
Zero-Emission Vehicle Incentive Programs
In addition to the policy initiatives discussed above, there are vehicle specific incentive programs aimed to help lower the upfront or operational costs of zero-emission vehicles. For example, funding programs like California’s Hybrid Zero Emission Truck and Voucher Incentive Project, or HVIP, and New York’s Truck Voucher Incentive Program, or NYTVIP, continue to play a critical role in zero-emissions truck adoption.
For example, in 2021, HVIP provided nearly 2,000 incentive vouchers for medium and heavy-duty trucks and buses, totaling over $255 million, including $100 million for electric Class 8 vehicles.
The California Air Resources Board, or CARB, recently approved Nikola’s Tre BEV model for participation in this program, enabling potential customers to receive $120,000, or $150,000 for drayage operations, towards the lease or purchase of the vehicle. An application for approval to the NYTVIP is currently being reviewed, with a determination anticipated in the next few months. Should Nikola receive approval for the NYTVIP, the Tre BEV is expected to become one of the first zero-emission Class 8 truck registered in the program. Participation in both programs will provide an opportunity for Nikola’s Tre BEV to penetrate markets on both the West and East Coasts.
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
A January 2020 report published by the Hydrogen Council highlighted how policy and economic forces are converging, creating momentum in the hydrogen sector. This momentum is buoyed by:
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
For hydrogen production produced on-site via electrolysis, we expect electricity costs to account for approximately 75% to 85% of the total cost. According to Lazard’s November 2019 Levelized Cost of Energy Analysis, the cost of producing renewable energy has dropped significantly since 2009. In 2009, the global average solar and wind levelized cost of energy was $359 per megawatt-hour, or MWh, and $135 per MWh, respectively. In 2019, these costs were $40 per MWh for solar and $41 per MWh for wind, representing a cost reduction of 89% and 70%, respectively. In addition to the cost of electricity production, we expect to incur additional costs relating to the transmission, distribution and storage of energy.
Industry Focused on TCO
In the highly competitive trucking industry, when choosing between truck models that meet their technical and safety requirements, customers typically base their purchasing decision on total cost of ownership, or TCO. TCO is the total cost of owning the truck through its lifecycle, including lease cost or purchase payment, fuel cost, service, and maintenance. According to ACT Research, traditionally, TCO for diesel trucks (excluding driver wages, benefits, and insurance), is typically broken down into cost of fuel (approximately 50%), purchase or lease payments on truck (approximately 22%), and repairs and maintenance (approximately 28%).
According to ACT Research, historically, diesel fuel comprises 40% to 60% of TCO, depending on prevailing diesel fuel prices. With the incumbent ICE technology, fleet operators are also forced to accept volatility in their largest cost component, creating risk and uncertainty. We expect that our bundled lease model will provide customers TCO clarity for the first time in the industry’s history.
Industry and Competition
Competition in the Class 8 heavy-duty truck industry is intense as new regulatory requirements for vehicle emissions, technological advances, and shifting customer demands are causing the industry to evolve towards zero-emission solutions. We believe the primary competitive factors in the Class 8 market include, but are not limited to:
•vehicle safety;
•vehicle quality and reliability;
•total cost of ownership (TCO);
•availability of charging or re-fueling network;
•service quality
•product performance
•improved operations and fleet management;
•emissions profile;
•technological innovation; and
•ease of autonomous capability development.
Similar to traditional OEMs in the passenger vehicle market, incumbent commercial transportation OEMs are burdened with legacy systems and the need to generate sufficient return on existing infrastructure, which historically created a reluctance to embrace new zero-emission drivetrain technology.
The global push for lower emissions combined with vast technological improvements in fuel cell and battery-electric powertrain technologies has resulted in well-established OEMs beginning to invest in zero-emission vehicle platforms. However, in the near term, it appears that their primary focus continues to be on their traditional ICE product lines, and they are only introducing zero emissions products in limited capacity. We believe this creates an opportunity for us.

The competitive landscape for our Class 8 vehicles ranges from vehicles relying on legacy internal combustion engines, battery electric trucks, hydrogen fuel cell trucks, and compressed natural gas. Most of our current and potential competitors have greater financial, technical, manufacturing, marketing, and other resources than we do. They may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their programs. Additionally, many of our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships.
Although we do not have the same name recognition or operating history as most of our competition, we believe that our focus on delivering zero emissions Class 8 trucks, and innovative charging and fueling solutions, along with a strong service and dealer network, provides us with a head start that is not burdened by legacy infrastructure and product portfolios.
BEV Competition
Tesla, Daimler, Volvo, as well as other automotive manufacturers, have announced their plans to bring Class 8 BEV trucks to the market over the coming years. Other competitors include BYD, Peterbilt, XOS, Lion, Volvo, Hyliion, and potentially Cummins. We believe all of these competitors are in various stages of rolling out their vehicles, including pilot programs and providing test vehicles to customers. We believe that we compete favorably with our competitors as the range of Nikola Tre BEV truck is higher than most of our competitors.
FCEV Competition
Due to higher barriers to entry, there are fewer competitors in the FCEV Class 8 market as compared to BEV market. However, Hyundai and Toyota have chosen to focus their efforts on FCEV as the powertrain of the future. Hyundai has announced plans to offer FCEV trucks and invest in hydrogen stations for refueling. Toyota is collaborating with Kenworth. Daimler and Volvo announced a proposed joint venture to develop fuel cell systems for heavy-duty trucks. Other potential competitors include Navistar, Hino and Hyzon.

Products

As the commercial transportation sector transitions towards zero-emission solutions, we believe there will be a need to offer tailored solutions that meet the needs of each customer. By offering both BEV (for short and medium-haul, city, regional, and drayage deliveries) and FCEV (for medium and long-haul) solutions, we believe we are positioned to change the commercial transportation sector by providing solutions that address the full range of customer needs.

The electrical propulsion of our BEV and FCEV trucks has a modular design which allows the batteries and associated controls to be configured to either a BEV or FCEV propulsion. Our architecture inside the centralized e-axle is configured for the appropriate power needs for the BEV and FCEV for a wide range of applications. Our cab-over design allows us to address both the European and North American markets which provides engineering and manufacturing synergies.

BATTERY ELECTRIC VEHICLE (BEV)

BATTERY
ELECTRICITY

SHORT AND MEDIUM HAUL APPLICATIONS

FUEL CELL ELECTRIC VEHICLE (FCEV)

HYDROGEN TANK
FUEL CELL
BATTERY
ELECTRICITY

MEDIUM AND LONG HAUL APPLICATIONS

We have developed a portfolio of proprietary electrified architectures and associated technologies that are embedded and integrated into our BEV and FCEV trucks.

Nikola's Class 8 BEV - Nikola Tre
The Nikola Tre Class 8 truck is based on the S-WAY platform from Iveco and integrates our electrified propulsion, technology, controls and infotainment. In addition, we redesigned the majority of the high-visibility components and body panels of the S-WAY truck and added several new interior features including a digital cockpit with an infotainment screen, instrument screen and panel, redesigned steering wheel, and new seats. The cab-over design is desirable for city center applications due to shorter vehicle length, improved maneuverability, and better visibility. We are marketing the Nikola Tre BEV for short and medium-haul applications in North America and Europe.
The BEV version of Nikola Tre is expected to be one of the first zero emission Class 8 trucks to market. BEV trucks run on a fully electric drivetrain powered by rechargeable batteries. Our BEV has an estimated range of up to 350 miles and is designed to address the short and medium-haul market. During the initial roll-out, most of our customers indicated that they intend to charge at their terminal. To help facilitate this, along with our dealer network and key partners, we plan to provide consulting expertise and, as required, products and services designed to ensure charging is available.
Sales of the Nikola Tre BEV are currently expected to begin in the second quarter of 2022 in North America.
Nikola Tre BEV Specifications (estimated specifications as of December 2021, subject to change)
•Battery Size: 753 kWh
•Recharge Time: approximately 140 minutes (estimate based on testing to achieve an 80% state-of-charge from 10%. The charging test had an average power of 226kW)
•Continuous Power Output: 645 HP
•Wheelbase: 186 inches

Nikola's Class 8 FCEV Trucks - Nikola Tre and Nikola Two

Renderings of Nikola Tre and Nikola Two
FCEV trucks use fuel cells on-board to convert hydrogen into electricity to power the electric motors which transmit power to the wheels. The fuel cell generates electricity through a chemical reaction, supplied from on-board hydrogen tanks, and oxygen from the atmosphere. A much smaller battery (compared to our BEV) provides supplemental power to the drivetrain, and stores energy recovered during regenerative braking. The voltage and charge of the battery are maintained through a combination of power supplied from the fuel cell and energy captured through regenerative braking.
In North America, we plan to develop and launch two FCEV truck platforms.
The Nikola Tre FCEV is targeted for medium missions ranging up to 500 miles per fill of the hydrogen tanks. Its scalable architecture is expected to address the majority of the North American day-cab market. The Tre FCEV leverages the Tre BEV platform with modifications for hydrogen fuel cell operation, improved aerodynamics, and light-weighting. The Nikola Tre FCEV is currently expected to launch in 2023.
The Nikola Two Sleeper Cab is targeted for long-haul missions with an operational range up to approximately 900 miles. This configuration allows for longer operation between fueling and is specifically designed for long-haul applications and extended highway operation.
We expect that in the longer term as autonomous technologies relieve hours of service restrictions, FCEV trucks will be an ideal option for longer continuous hauls.
Our FCEV trucks are designed to allow us to address the longer-term opportunity by combining our fuel cell technology and a network of hydrogen stations across North America.
Nikola Tre FCEV Specifications (estimated specifications as of December 2021, subject to change)
•Refuel Time: approximately 15 minutes
•Continuous Power Output: 645 HP
Nikola Energy
Energy Overview
We believe Nikola’s energy business, which is comprised of our planned hydrogen fueling ecosystem, and planned BEV charging solutions, is a key differentiator that has the potential to create long-term competitive benefits.
Our energy business unit has assembled a strong team with deep energy industry experience, to provide focus and expertise in the key areas required to establish a comprehensive, low cost, safe, reliable, and efficient hydrogen delivery system for our customers.
•Hydrogen Fueling Ecosystem – For FCEV fueling, our energy business unit is responsible for creating and procuring hydrogen and distributing the hydrogen supply through the full value chain, until the fuel is dispensed into FCEV trucks.
•BEV Charging Solutions – For BEV charging needs, our strategy is to work with customers and our sales and service network to ensure customers have the appropriate charging infrastructure in place to support their adoption of our heavy-duty BEV trucks. Solutions may include, but are not limited to: behind-the-fence charging infrastructure on-property at a customer location (paid by customer), short-term mobile charging solutions, or public access charging infrastructure.

We believe infrastructure for BEV and FCEV trucks will be critical for mass adoption. Our energy business unit aims to provide fueling infrastructure to both Nikola and non-Nikola branded FCEV and BEV trucks.
Hydrogen Fueling Ecosystem
We are developing a hydrogen fueling ecosystem in North America and Europe to support FCEV customers and capture first mover advantage with respect to next generation fueling infrastructure. We are partnering throughout the hydrogen ecosystem to increase speed to market and reduce capital expenditures related to next generation fueling infrastructure.
We view the hydrogen fueling ecosystem in three main sectors: (1) hydrogen production/procurement, (2) hydrogen distribution, and (3) hydrogen storage and dispensing, each with the potential to generate separate margins for us and our hydrogen ecosystem partners.
Hydrogen Production/Procurement
We expect to source hydrogen by leveraging multiple hydrogen production models including on-site production, large-scale "hub" production, or other alternative hydrogen production or procurement. We expect the hydrogen solution utilized by us in each case will depend on the unique characteristics near each potential station location.
We intend to produce or procure the lowest carbon content hydrogen available while also ensuring a hydrogen supply that is safe, reliable, and economical. In certain cases where electricity can be procured in a cost-effective manner, we plan to produce hydrogen fuel on-site, via electrolysis. In other cases, we expect hydrogen fuel will be produced off-site at a large-scale production "hub" and distributed to nearby fueling stations under a supply "hub and spoke" structure. When on-site or hub-and spoke production is used, the electricity input for hydrogen fuel production is expected to be purchased via long-term supply agreements.
Where practical, we and our partners may also source hydrogen via alternative methods, including third-party purchases, liquefaction, and steam-methane-reformation with carbon capture.
We also plan to leverage multiple hydrogen production technologies. We have invested significant time and resources partnering with experts in hydrogen production technology across engineering, equipment manufacturing, and construction to understand the cost to develop, operate and optimize hydrogen production over time.
In the future, we may use electrolysis, steam-methane-reforming, autothermal reforming, pyrolysis, and/or gasification to produce hydrogen. These technologies have improved over time and costs are decreasing. We also expect new technologies will be developed in the future, which we plan to consider employing as they become available.
Where the production pathway employed produces carbon emissions, we intend to use carbon capture technologies to utilize or sequester it. This is to ensure our hydrogen is the lowest carbon intensity that can be economically produced to get the highest and best use from our limited energy resources as responsible global citizens.
We expect to leverage multiple ownership structures where we either fully or partially own, or do not own hydrogen production assets. In cases where we are able to source hydrogen supply, without ownership of hydrogen production assets, we expect to enter into long-term supply contracts where our costs and surety of supply are well-defined.
Hydrogen Distribution
We expect hydrogen distribution to play a key role in the hydrogen fueling ecosystem when on-site hydrogen production is not utilized. We intend to collaborate with strategic partners or develop distribution capabilities to enhance value through the hydrogen fueling ecosystem. The hydrogen distribution network can include delivery and logistics of liquid, gas, and/or dissolved hydrogen distribution via tractor trailer, rail, pipeline, ship, or other methods of distribution. We and our partners will likely leverage multiple hydrogen distribution models in an effort to ensure efficient hydrogen distribution throughout the ecosystem.
Hydrogen Dispensing and Storage
We intend to collaborate with strategic partners and to develop hydrogen storage and dispensing stations. Each "base" dispensing station is expected to contain ample on-site hydrogen storage and to be capable of dispensing up to 4,000 to 8,000 kgs of hydrogen per day. Depending on the amount of land available at the dispensing site, the hydrogen storage and dispensing can be scaled up in increments of 1,000 kgs per day, as needed. Each 8,000 kg per day dispensing station could support approximately 200 FCEV trucks per day, with each incremental 1,000 kg per day dispensed, capable of supporting an additional 25 FCEV trucks per day.

Our base stations are expected to contain heavy-duty (for commercial trucks) and light-duty (for vehicles) hydrogen fueling dispensers. We also plan to install electric fast charging to support BEV trucks.
Early dispensing stations could be smaller or larger depending on the unique characteristics of each site, including near-term and long-term customer demand, availability of hydrogen supply, land, and other relevant factors.
We expect to leverage multiple structures for our dispensing station go-to-market strategy including stations wholly-owned, partially-owned, or not owned by us.
Mobile Fueling Solutions
To facilitate customer demonstrations, and to accelerate adoption of our BEV and FCEV trucks, we have developed mobile charging infrastructure that provides transitional charging (for BEV) or mobile hydrogen storage and dispensing (for FCEV) that can support customer fueling needs as fixed infrastructure is being developed and commissioned.
In addition to providing early-stage fueling, we believe our mobile fueling solutions can play a key role in the development of our energy ecosystem. We believe mobile fueling assets can serve us by:
•Accelerating vehicle and equipment testing;
•Providing fueling opportunities in nascent geographies with low vehicle sales volumes; and
•Providing risk mitigation and support during station outages or during periods of elevated demand.
Today, and in the future, our mobile fueling solutions may be developed in-house, in conjunction with our partners, or solely by third parties.
BEV Charging Solutions
Early customers and potential customers indicated a preference to charge BEV trucks at their terminal or depot. To facilitate this, we, along with our dealer network and key partners, intend to provide charging infrastructure, consulting advisory, and, if required, products and services designed to ensure charging availability. Our solutions are focused in two key areas, short-term mobile charging and long-term fixed infrastructure.
Mobile Charging
We have designed and built the mobile charging trailer, or MCT, as a unique solution to support both vehicle testing in remote locations without fixed utility infrastructure as well as to support initial operations at our customer locations. By using the MCT, we are able to facilitate customer demonstrations and accelerate adoptions by providing transitional charging at the same time as fixed infrastructure is prepared. Powered by either a mobile generator set or a direct 480V three phase utility connection, the MCT is able to provide emergency back-up charging to keep vehicles running during utility outages, as well as flexible capacity to meet demand fluctuations.
Fixed Infrastructure
Working closely with our customers, we provide guidance through the entire process of planning, development, and deployment of fixed charging infrastructure. By analyzing key data such as truck duty cycles, current and future electric loading, and key operating costs we, along with our dealers and partners, can optimize charging solutions that target operational and cost efficiency for each customer.
Infrastructure Development Highly Coordinated with Truck Sales Strategy
We take an integrated approach to infrastructure development, working closely with our sales and service team to ensure alignment among customer demand, service capabilities, and fueling and related infrastructure. Our goal is to focus infrastructure development on targeted regions and customers that create optimal value for our integrated business model.
Initial U.S. Station Roll-out to Target California
Due to the strong incentives for fueling infrastructure, zero-emission trucks, and low carbon fuel sales, initial stations will likely be located in California. California is the world’s fifth largest economy, with significant international and interstate commerce. Consequently, California contains some of the western hemisphere’s most active ports and intermodal facilities, which brings a significant volume of truck traffic, making it an ideal place for early adopters of FCEV and BEV products.
As a result, we may choose to build up to approximately ten stations in California during our initial station roll-out. We expect these stations will supply fuel for our launch customers in those geographies that have dedicated routes, or significant activity in, California.
We currently expect to begin securing sites in California in 2022 and then to proceed to build in phases to support customer demand and our FCEV production launch.
We plan to strategically target other states that offer the right mix of product demand, supply of hydrogen, regulatory incentives, and other factors that allow us to offer customers our trucks at a total cost of ownership that can be competitive with diesel.
European Station Network Strategy
We expect to build a European hydrogen station network following a similar strategy. Several highly trafficked freight corridors exist in Europe, with logistics hubs in proximity to consumption centers, freight ports, and corridor crossroads. We plan to strategically deploy hydrogen stations along the key corridors and logistical hubs to maximize the efficiency of station deployment. We expect that our ultimate station roll-out strategy and timing will also consider potential local incentives offered in Europe to ensure the most economically favorable station roll-out. We believe that a network of 70 to 90 hydrogen stations will provide approximately 85% coverage of Western European freight corridors.
Hydrogen Ecosystem Partners
We believe we have established strong partnerships that bring significant resources and capabilities that complement our own capabilities to create strategic benefits as we look to create the next generation fueling infrastructure. Collectively, we believe the partnerships we have assembled provide critical building blocks necessary to develop, construct, and operate the fueling ecosystem of the future.
We believe the following partnerships and collaborations provide us key competitive benefits and may allow us to become a leader in providing comprehensive, low cost, safe, reliable, and efficient hydrogen delivery systems to FCEV customers.
Production/Procurement Building Blocks
APS – Low Cost Electricity Rate Enables Low Cost Hydrogen Production Via Electrolysis
In January 2021, we secured approval of an innovative electricity rate schedule with Arizona Public Service Company, or APS, which accelerates our goal to develop and provide hydrogen fuel at price parity with diesel to the commercial transportation industry. By facilitating low-cost production of hydrogen, the Arizona Corporation Commission’s approval of this rate schedule is expected to help with the curtailment of GHG in the transportation sector, while also providing benefits to key constituents via novel grid-balancing solutions.
We estimate that under the rate structure, we will be able to deliver hydrogen at favorable prices and within the ranges required for us to offer competitive lease rates for our FCEV customers.
Additionally, the rate structure with APS could be utilized to produce hydrogen at a large-scale “hub” within the APS service territory. We believe a “hub” within the APS service territory would be ideally suited to serve dispensing stations located in Southern California.
TC Energy – Production Partner with Access to Capital Could Reduce Capex Required by Nikola
On October 7, 2021, we and TC Energy announced a strategic collaboration aimed at the development, construction, ownership and/or operation of critical hydrogen infrastructure for hydrogen fueled zero-emission heavy-duty trucks.
By jointly developing hydrogen production hubs, we and TC Energy intend to support our projected hydrogen fuel supply needs to serve heavy-duty FCEV trucks and TC Energy customers’ clean energy needs in North America. This collaboration is positioned to leverage and optimize TC Energy’s existing asset footprint with access to advantaged renewable energy, biomass and natural gas feedstocks.
We believe the partnership with TC Energy will provide us greater scale and speed to market by leveraging the existing infrastructure, know-how, and balance sheet of a well-capitalized industry peer to develop and create large-scale production facilities and other related infrastructure.
We may also partner with TC Energy on hydrogen distribution, by leveraging TC Energy’s existing pipeline infrastructure. TC Energy’s pipeline infrastructure would be ideally suited to link hydrogen production “hubs” together to provide cross-regional access to hydrogen and to better link hydrogen supply with demand.
Wabash Valley Resources – Low Cost Third-Party Hydrogen Supply Agreement
On June 22, 2021, we entered into a Hydrogen Sale and Purchase Agreement with Wabash Valley Resources, or WVR, pursuant to which WVR agreed to sell us, and we agreed to purchase from WVR, hydrogen produced from the facility being developed by WVR in West Terre Haute, Indiana, or the Plant. This is expected to allow us to liquify and deliver approximately 53 tonnes per day of low carbon intensity hydrogen.
The Plant plans to use solid waste byproducts such as petroleum coke combined with biomass to produce clean, sustainable hydrogen for transportation fuel and base-load electricity generation while capturing carbon emissions for permanent underground sequestration.
In connection with the Hydrogen Purchase Agreement, on June 22, 2021, we also entered into a Membership Interests Purchase Agreement, or the MIPA, with WVR and the sellers party thereto or, collectively, the WVR Sellers, pursuant to which, subject to the terms and conditions therein, we purchased a 20% equity interest in WVR.

We believe the partnership with WVR will provide us access to low-cost hydrogen in a key geographic area with a high concentration of truck traffic.
Distribution Building Blocks
OGE Energy Corp. – Low-Cost Hydrogen Transport in Europe via Existing Natural Gas Pipeline
On April 14, 2021, we and Iveco announced a hydrogen fueling infrastructure collaboration with OGE Energy Corp., or OGE, one of Europe’s leading pipeline operators. The collaboration is subject to execution of definitive agreements. OGE owns and operates approximately 12,000 kilometers of natural gas pipeline infrastructure in Germany. This collaboration is expected to provide cost-effective distribution of hydrogen from production to storage and fueling locations in Germany. This collaboration also has the potential to accelerate the hydrogen economy in Europe by providing an efficient hydrogen distribution network within OGE’s service area.
Dispensing Building Blocks
Travel Centers of America – Dispensing Station Partner with Access to Prime Re-fueling Locations
On April 22, 2021, we and Travel Centers of America, or TA, announced an agreement to collaborate on the installation of heavy-duty hydrogen fueling stations, subject to execution of definitive agreements. The collaboration includes the development of a pilot station with the option to expand nationwide.
The first station is planned to be constructed at an existing TA-Petro location in California and is targeted to be commercially operational by the first half of 2023. This station is expected to accelerate adoption of hydrogen fuel-cell-powered commercial electric trucks in California and will support fueling for our launch customers.The launch stations are expected to enable operations of next generation fueling technology in and around the greater Los Angeles region.
The hydrogen fueling station targeted by us and TA is expected to provide for an open fueling network available to any truck customer, and we intend to follow a common industry standard for heavy-duty fueling protocols, which is intended to ensure compatibility across hydrogen fuel-cell truck manufacturers.
OPAL Fuels – Dispensing Station Partner with Experience and Expertise Constructing Fueling Infrastructure
On September 30, 2021, we entered into a memorandum of understanding with OPAL Fuels on the development, construction, and operation of hydrogen refueling stations in North America and the use of renewable natural gas in hydrogen production. Under this strategic engagement, we and OPAL Fuels intend to co-develop and co-market hydrogen refueling infrastructure to accelerate the adoption of heavy-duty zero-emission FCEV trucks.
The initial focus of the collaboration is on developing the infrastructure required to more safely and reliably serve the needs of large private fleets that utilize their own dedicated property fueling infrastructure. We and OPAL Fuels also plan to identify and evaluate opportunities to establish public access hydrogen stations.
OPAL Fuels has constructed more than 350 renewable natural gas fueling stations and has over 15 years of successful relationships with trucking fleets across the continent, reducing the carbon intensity of their fuel.
Hydrogen Fueling Technology Today and Into Future
Equipment Selection
We are working closely with our development and supply chain partners to develop the next generation of fueling infrastructure to create, store, distribute, and dispense hydrogen. The hydrogen fueling ecosystem is in relative infancy when compared to the petroleum based fueling ecosystem, especially as it relates to heavy-duty, fast-fill technology. We and other industry participants are working to develop next generation fueling technologies and gain manufacturing scale. We believe over-time as the industry matures, next generation production, storage, and dispensing technology will see continual and at times significant improvements in cost and reliability.
In 2019, the Hydrogen Heavy Duty Vehicle Industry Group was formed, which is comprised of Air Liquide, Hyundai, Nel Hydrogen, Nikola, Shell, and Toyota. The industry group was formed with the goal of addressing hydrogen fueling hardware challenges of achieving the fueling speeds that are needed for heavy-duty applications today. Other goals include testing and evaluating the hardware performance and standardizing the connector design to ensure global adoptability.
In October 2021, the Hydrogen Heavy Duty Vehicle Industry Group signed agreements with Tatsuno Corporation and Transfer Oil S.p.A. to industrialize globally-standard 70 MPa (700 bar) hydrogen heavy-duty vehicle high-flow (H70HF)

fueling hardware components. The fueling hardware is anticipated to support average hydrogen fueling rates of 10kg/min, in line with the U.S. Department of Energy’s Technical Targets for Hydrogen-Fueled Long-Haul Tractor-Trailer Trucks.
Test Storage and Dispensing Station Installed at Nikola's Phoenix HQ in 2019
Through our partnership with Nel ASA, a Norwegian hydrogen company, or Nel, we constructed a 1,000 kg demo storage and dispensing station which is capable of fueling up to 700 bar at approximately 1 kg, per minute at our corporate headquarters in Phoenix, Arizona. The technology we use at this station is currently utilized for non-commercial applications. The demonstration station, although operating at a very limited capacity, provides our engineers with the ability to test the fueling systems for our future FCEV trucks as well as fueling prototype Nikola FCEV trucks that are used for testing operations and demonstrations. We have gathered helpful data from this station, including fueling station operations in hot ambient temperatures, station permitting and construction, onsite storage pressurization, and station and systems operations. The demonstration station is utilized on an ad hoc basis and subject to downtime, however we believe it provides us with the experience we will need to troubleshoot and improve on our planned larger commercial stations.
Sales, Service, and our Dealer Network
Sales and Marketing
We take a customer focused, integrated solution approach with our go-to-market strategy to deliver trucks along with the infrastructure and service to support them. Across the product portfolio, we are commissioning studies, performing market and segmentation research, and, with the help of our growing dealer network, gathering end-user insights to focus our sales and marketing efforts. We are generating brand awareness not only through traditional marketing and social media but also through direct customer meetings, industry events, and facility tours along with truck demos in Phoenix, Arizona and Ulm, Germany. Initial sales are expected to be a combination of national and strategic fleets led by us and supported by our dealers as well as local and regional customers led by our dealers and supported by us.
Based on customer feedback received during visits to our facilities and our early demos, we have heard the following advantages when comparing our products to traditional ICE day-cab trucks:
•Greatly reduced noise and smell
•European style cab-over provides enhanced cabin room and visibility
•Additional cabin room allows driver to move about or rest when parked (critical during long waiting times)
•Lack of shifting along with regenerative breaking reduces driver fatigue
•Strong positive responses to available power and torque
•High potential for attracting a newer generation of drivers
Service
A key requirement for our fleet customers is knowing there is an available service infrastructure for the maintenance, repair, and availability of parts for our vehicles. We are building a strong network of dealers, a robust preventative maintenance program, as well as several levels of service to support fleet complexity, application, and duty cycles. Service is expected to be provided via a pay as you go model for direct purchase of the BEV truck or included in our bundled lease model.
We have assembled what we believe is a nimble and adaptable service, maintenance, and parts solutions for our vehicles, which is expected to include the following options:
•Electric vehicles have a system of sensors and controls that allow for precise monitoring of the vehicle and component operation performance. We intend to use this data to provide smart predictive maintenance, which will decrease downtime and costs by identifying a potential problem before it results in a breakdown. Preventative maintenance is expected to be customized to match duty cycle and fleet applications.
•We plan to have the ability to provide over the air updates and software fixes when the vehicles are stopped. This can significantly reduce the time for repair, improve uptime, and continually monitor performance, efficiency, and overall utilization.
•In cases where a customer has their own maintenance expertise and infrastructure, we plan to identify and provide certification of technicians and procedures for items that can be maintained at their shops. This could include procedures such as tire changes, wearable parts, chassis, and brake services.

•In cases where the customer does not have a maintenance infrastructure or for more complex items, we plan to utilize a dealer network for maintenance and warranty work. The network is expected to monitor day to day trip activity and incorporate support at the origin and destination for our truck routes. We also intend to support our partners with the latest diagnostic technologies like augmented reality and web-enabled video to support technicians for complex tasks or newly identified issues.
•If a vehicle requires maintenance of a complex system or component such as the fuel cell, e-axle, or battery-pack, some of those items can be removed and replaced with limited downtime. This should allow us to repair the affected component in the background and minimize vehicle downtime. We are also planning to develop a network of trained technicians that can travel to a customer or service partner as necessary. We also expect to have dedicated vendor agreements to service and maintain a specific fleet on premise or close in proximity to the truck's domicile location.
•Additionally, we plan to procure replacement parts, components, and aftermarket support supplies. These components and materials would be inventoried, warehoused and distributed by third party logistic providers currently engaged in supplying the Class 8 truck industry.
We opened the Nikola training academy facility in December 2021 on our Phoenix, Arizona campus. The training team completed the first certification class in January 2022. Our training model will provide dealer technician training and certification on Nikola BEV and FCEV trucks. The current curriculum includes safety awareness, diagnostics, preventative maintenance, shop bay tooling, repair times and related technical competencies to support Class 8 vehicle services. Academy trainers have Class 8 industry experience, and an onsite dedicated service BEV truck is leveraged for the hands-on portion of certification. A portion of the facility will also be used to monitor fleets’ vehicle condition performance and alert service personnel in the event a vehicle transmits a proactive warning that may impact reliability.
Dealer Network
Through 2021, we have created a sales and service dealer network that, to date, has grown to 117 planned service center locations. Our dealers bring both over the road truck experience as well as power and infrastructure experience and complement our integrated solutions strategy. Our focus is on locations in key metropolitan areas and at major intersections of the interstate highway system across the U.S. Most major regional transportation hubs are covered today with our service and parts providers. The dealer-based repair shop facilities are expected to have Nikola certified technicians, as well as a mobile service network tailored to meet carrier and fleet asset requirements. As the network continues to grow with new dealer locations and territories, future service solutions can be engineered and deployed to cover fleet customers' locations or asset domicile requirements.
Customers and Reservations
Target Customers
We target large Class 8 fleet customers with established sustainability goals, as well as fleets operating along dedicated routes that are located in regions offering strong incentives for developing hydrogen infrastructure and/or delivering zero-emission vehicles. Most of our truck sales are expected to occur through our dealer network, in which we will sell trucks directly to the dealer. The dealers will enter into direct sales or leasing arrangements with the end-user customers.
BEV Customer Strategy
The BEV truck is designed for short and medium-haul applications, making it ideal for urban metro, inner-city, local delivery, port operations, and drayage applications. Our goal is to first target fleet customers to establish early market share and strengthen brand identity.
For BEV trucks, we expect that early U.S. sales will be in states such as California or New York where incentive programs already exist.
FCEV Customer Strategy
For the FCEV truck, we are planning to develop and construct initial hydrogen stations in Arizona and California. Therefore, early customers will likely be located in these states, or have extensive transportation routes within or between them.
We also intend to target dedicated fleets with either nationwide or significant regional distribution networks and dedicated route networks (i.e., where trucks operate between two fixed points, e.g., production plant and distribution hub) along highly trafficked freight corridors. We believe this strategy allows for gradual, strategic, and capital-efficient development of the hydrogen infrastructure required to support FCEV trucks in operation. We intend to expand the FCEV offering to the entire Class 8 truck market once the fueling infrastructure is sufficiently developed.

Recent Customer Developments
In 2021 and early 2022, we entered several letters of intent or memoranda of understanding with customers for both our BEV and FCEV trucks. These agreements are non-binding and are subject to successful customer pilot testing, including up-time and reliability. Upon completion of successful pilot testing, we expect to receive purchase orders from these customers directly or through our dealer network.
BEV
Through January 2022, we have entered into letters of intent or memorandums of understanding with Total Transportation Services, or TTSI, Hamburg Port Authority, Tri-Eagle Sales, Heniff Transportation Systems, USA Truck, Saia LTL Freight, and Covenant Logistics, either directly or through our dealer network. These non-binding agreements in total currently represent orders or leases of up to 375 Nikola Tre BEV trucks. There can be no assurances that these letters of intent or memoranda of understanding will result in sales or leases of vehicles.
FCEV
Through January 2022, we have entered into letters of intent with TTSI, PGT Trucking, and Covenant Logistics, either directly or through our dealer network. These non-binding agreements in total currently represent orders or leases of up to 210 Nikola Tre FCEV trucks. There can be no assurances that these letters of intent will result in sales or leases of vehicles.
Legacy Customer Reservations
Our legacy non-binding cancellable reservations for large corporate, small fleets, and individuals potentially represent more than two years of production. This list includes reservations from individuals or small fleets with indications of interest for 100 trucks or less, which represent approximately 47% of our total FCEV reservations. These individuals or small fleets may not receive FCEV trucks until the density of the hydrogen station network is sufficient for their re-fueling needs, which may not occur until approximately 2030 or later.
Customer Milestones
Delivery of First Tre BEV
In December 2021, we delivered the first two Tre BEV trucks to TTSI for pilot testing. Assuming satisfactory completion of the BEV truck trials and subject to TTSI obtaining certain government funding, up to 30 BEV trucks are projected to be sold in late 2022.
Delivery of First Tre FCEV
In January 2022, the first two Nikola Tre FCEV Alphas were driven from our headquarters to Anheuser-Busch, or AB, a journey of approximately 350 miles. AB began a three-month pilot by placing the two Nikola Tre alpha FCEVs into daily service within the brewer’s Southern California network. This pilot is an important step for both companies to refine the production specifications and features of the Nikola vehicles and to demonstrate the viability of fuel cell trucking and hydrogen refilling in beverage hauling.
Partnerships and Suppliers
We believe that our business model is validated and supported by world-class strategic partnerships that have the potential to significantly reduce execution risk, improve commercialization timeline, and provide long-term competitive benefits. These world-class partners have accelerated our internal development, growth, and learning.
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
Co-Development Partners
Iveco
Iveco is a subsidiary of CNH Industrial, which designs, manufactures and distributes under the Iveco brand a wide range of light, medium and heavy commercial vehicles and off-road trucks with over 163,000 units and 146,000 units sold in 2019 and

2020, respectively. Iveco with its affiliates and joint ventures, has significant manufacturing presence in Europe, as well as production facilities in Asia, Africa and Latin America. Iveco can provide technical support in close proximity to their customers around the world. Iveco is the European market leader in CNG/LNG alternative propulsion technologies for trucks.
During fiscal year 2019, we entered into an agreement with Iveco under which it provides advisory services, including project coordination, drawings and documentation support, engineering support, vehicle integration, product validation support, purchasing, and the implementation of the Iveco World Class Manufacturing Methodology.
Iveco and its affiliate, FPT Industrial, S.p.A., provide engineering and manufacturing expertise to industrialize our BEV and FCEV trucks. In Europe, we established a joint venture with Iveco, and together, we are jointly developing cab-over BEV and FCEV trucks for sale in the European market. In North America, we will be responsible for manufacturing and production at our greenfield facility in Coolidge, Arizona.
•North America Engineering and Production Alliance: Iveco agreed to provide $100.0 million of engineering and production support, which has been fully utilized by us, and access to intellectual property valued at $50.0 million to help bring our trucks to the North American market. We believe this alliance significantly de-risks our operational execution by leveraging the expertise and capabilities of one of the world's leading commercial vehicle manufacturers, and we retain 100% of the North American business as a result.
•Europe Joint Venture: Our 50/50 joint venture with Iveco leverages Iveco's engineering expertise and existing production and sales/service footprint. We believe this joint venture allows us to accelerate penetration into the attractive European market while minimizing execution risk and optimizing capital allocation and our management bandwidth.
In addition to the manufacturing and production expertise, we believe one of the benefits of this partnership is our ability to leverage Iveco's existing assortment of parts, thereby decreasing our purchasing expenses, and accelerating the vehicle validation process.
Bosch
Bosch is a leading global supplier of technology and services to automotive, industrial, energy, building technology, and consumer end-markets with approximately 400,000 employees and revenues of approximately 78.8 billion euros in 2021.
Bosch will supply their latest e-machines for our electric truck e-axles as well as state-of-the-art inverters. We are also working with Bosch on the fuel cell power module assembly utilizing Bosch components.
We entered into a Fuel Cell Supply Framework Agreement with Bosch, whereby we committed to purchase certain component requirements for fuel cell power modules, or FCPMs, from Bosch beginning on June 1, 2023 until December 30, 2030. We also entered into an FCPM Design and Manufacturing License Agreement with Bosch, whereby Bosch granted us a non-exclusive and non-transferable license to intellectual property that will be used to adapt, further develop and assemble FCPMs provided by Bosch for use in the production of our FCEV trucks.
OPAL Fuels
We are partnering with OPAL Fuels on the development, construction, and operation of hydrogen refueling stations in North America and the use of renewable natural gas in hydrogen production.
TC Energy
We signed a joint development agreement with TC Energy for co-development of large-scale production hubs. A key objective of the collaboration is to establish hubs near highly traveled truck corridors that will provide hydrogen to fuel our FCEV trucks within the next five years.

Certain Suppliers
Battery and Battery Systems
•Romeo Power: Romeo is an energy storage technology company focused on designing and manufacturing lithium-ion battery modules and packs for commercial electric vehicles. Romeo provides us with battery modules for the battery pack designed by Nikola and integrated into our trucks.
•Proterra: Proterra is a designer and manufacturer of zero-emission electric transit vehicles and EV technology solutions for commercial applications. We have entered into a multi-year battery supply agreement with Proterra to provide us a dual source strategy. Proterra product, which includes the battery modules, cells, and pack, is expected to be incorporated in our BEV and FCEV trucks.
•LG Energy: LG Energy Solution, Ltd. will provide battery cells for our trucks beginning in 2022 through 2029.
Other Truck Components
•FPT Industrial: FPT Industrial is a brand of Iveco Group, dedicated to the design, production and sale of powertrains for on-road and off-road vehicles. FPT provides support and production for our e-axles.
•EDAG: EDAG is a global engineering service provider to the commercial vehicle industry. EDAG provides support for our cab and chassis engineering services.
•WABCO: WABCO is a leading global supplier of braking control components and air management systems to medium- and heavy-duty trucks. WABCO provides us with safety technologies including electronic braking systems, as well as traction and stability control technologies.
•MAHLE: Mahle is a leading global supplier of thermal management systems for heavy-duty trucks. Mahle provides us with thermal management system technologies.
Hydrogen Infrastructure
•Hanwha: Hanwha is a world leader in renewable energy and solar panel manufacturing and is partnering with us to assist in obtaining clean energy for our hydrogen fueling network. Hanwha Q Cells is our exclusive solar panel provider (to third-party solar farm developers), which we expect will help generate the clean electricity critical to the production of renewable hydrogen.
•Nel: We have partnered with Nel for the build out of our on-site gaseous hydrogen production and fuel dispensing stations. Nel is an industry leader in the manufacturing of electrolyzers.
Manufacturing and Production
U.S. Production Facility
In 2019, we acquired an approximately 400-acre parcel of real property in Coolidge, Arizona, which is located about 50 miles south of Phoenix, Arizona.
In July 2020, we broke ground on Phase 1 of the U.S. manufacturing facility in Coolidge, Arizona. Phase 0.5 of our Coolidge manufacturing facility was completed in 2021. Currently, build out of the Phase 1 plant construction is on track to be completed at the end of the first quarter of 2022.
Phase 1—Low Volume Production—approximately 2,500 units per year:
•Low-volume production capacity (up to approximately 2,500 units per year)
•Trial production started in the second half of 2021
•Estimated capital expenditure for Phase 1 plant construction: approximately $130 million
•Start of production for Tre BEV trucks expected by the end of the first quarter of 2022
Phase 2—High Volume Production—approximately 20,000 units per year (two shifts per day):
•Expect to begin expansion of the assembly hall in the first quarter of 2022
•High-volume production capacity (increases up to approximately 20,000 units per year by 2024)
•Estimated incremental capital expenditure to complete Phase 2: approximately $135 million
Phase 3—Full Plant Capacity—up to 45,000 units per year (two shifts per day):
•Scaled capacity increases to full plant production (up to approximately 45,000 units per year)
•Expect to start local fuel cell power module production in the second of half of 2023
•Potential estimated incremental capital expenditure to complete Phase 3 plant construction, including a paint shop and in process equipment: up to $340 million

•Start of production for Nikola Tre FCEV planned in the second half of 2023
European Production
Our joint venture with Iveco provides us with manufacturing capacity to build trucks primarily for the European market. The joint venture manufacturing plant has the capacity to produce 2,000 units per year based on two shifts.
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
BEV Development
Upcoming key milestones in the commercialization of the Nikola Tre BEV truck are as follows:
•TTSI on-road validation and mile accumulation started in the fourth quarter of 2021 and is expected to be completed in the first half of 2022
•Start of production expected by end of the first quarter of 2022
•Hamburg Port Authority pilot planned for the second quarter of 2022 with trucks built in Ulm, Germany
FCEV Development
Key milestones in the commercialization of the Nikola Tre FCEV (North America) trucks are as follows:
•Testing of Nikola Tre alpha trucks in the U.S. in the fourth quarter of 2021
•Alpha customer fleet and on-road validation in the first quarter of 2022 with AB
•Testing of beta trucks in U.S. expected in the second half of 2022
•Beta customer fleet and on-road validation and mile accumulation expected in the first half of 2023
•Start of production in Coolidge, Arizona for sale into North American market expected in the second half of 2023
Key milestone in the commercialization of the Nikola Tre FCEV (Europe) is as follows:
•Nikola Tre FCEV start of production at Iveco's facility in Ulm, Germany, for sale into the European market expected in 2024
Strategy
Management Team Focused on Execution and Efficient Capital Allocation
Given the capital-intensive nature of our business model, we believe that efficient capital allocation will be an important determinant of our long-term success. We believe our disciplined and creative approach to optimize capital allocation will allow us to execute on our ambitious business plan.
Capital optimization measures include:
•Our strategic partnerships with world-class automotive suppliers to develop leading next-generation powertrain technology. Our ability to leverage expertise from OEM and top-tier supplier brands has allowed us to accelerate the production of our product portfolio while decreasing development costs. Our joint venture with Iveco allows us to manufacture trucks, gain market share, and start generating revenue prior to building a greenfield manufacturing facility in Europe by utilizing Iveco's excess capacity.
•Our multi-phased approach to building our greenfield production plant in the U.S., which we expect will allow us to produce up to approximately 2,500 units a year and generate revenue one full year before the completion of our fully scaled manufacturing facility.

•Our hydrogen fueling ecosystem, partnership approach and hydrogen station roll-out plans, which we expect will allow us to build stations in coordination with FCEV truck deliveries. We believe these plans can reduce the amount of outside capital needed during the buildout of our hydrogen station network.
Capture Early Mover Advantage
Given the speed at which the BEV and FCEV truck market is transforming, we have accelerated the production of our BEV truck to be early to market and we expect to generate revenue in 2022. By being one of the first movers in the North American market, we expect to capture customers and applicable zero-emission vehicle related incentives, including incentives available to those that are early adopters of BEV technology.
Maintain Strategic Partnership Focus to Drive Execution
Our position as a pioneer in the market has attracted global leaders across our supply chain, creating an extensive network for us to leverage. We believe the expertise and know-how of our partners broaden our executional capability, reduces time to market, and helps to solidify our technological leadership. In addition, we believe our relationships with certain leading suppliers and partners will also allow us to manufacture and deliver our products with high quality standards. For example, our partnership with Iveco provides us with flexibility, scalability, and speed to market, while product design and quality control are managed by our engineering team. Additionally, this partnership will allow us to enter the European market in a capital efficient manner, and years earlier than originally anticipated. By entering into strategic partnerships, we believe we can reduce execution risk and increase speed to market, which provides a critical advantage as we look to execute upon our vision.
Leverage Hydrogen Station Dynamics to Transition Energy Future
We believe that the hydrogen station network, and the production and distribution of hydrogen, will provide us with a competitive benefit that can drive sustained profitability and stockholder value over the long term. We believe that hydrogen-powered Class 8 trucks will be the product of choice in the medium- and long-haul markets. As OEMs begin to widely adopt hydrogen fuel cell technology, there will be a greater need for hydrogen distribution along key transportation routes, and we expect to be in a strong position to be a leading provider of hydrogen to commercial transportation companies. By enabling the world's leading heavy-duty hydrogen station network, we anticipate playing a major role in the energy transformation of the future.
Continued Focus on Technological Innovations
We intend to continue to attract top talent to further enhance our talent pool and drive technological innovations. Additionally, we plan to further enhance our battery and fuel cell related technology to achieve better performance and shorten charging and fueling time, while increasing the range of our product portfolio.
Future Market Opportunities
Autonomous Driving
Our trucks can be designed with autonomous driving in mind, which may provide revenue to us in the future as well as potential cost savings to customers. Given the nature of our dedicated route customers, operating point-to-point interstate routes between our hydrogen stations, we believe our trucks can provide the perfect testing environment for further development and advancement of autonomous technology. When the various regulatory agencies have approved some level of autonomy, we intend to consider a partnership with one of the autonomous software leaders to deploy its technology on our vehicles.
Autonomous driving represents significant incremental revenue opportunities for us as we could charge customers an additional fee for each mile driven autonomously. According to the U.S. Federal Motor Carrier Safety Association, in the U.S., truck drivers face total hours restrictions that do not allow them to operate their vehicles more than 11 hours a day. In Europe, drivers are generally restricted to 9 hours a day, according to the European Parliament. Autonomous driving may help achieve higher utilization by removing the limitations on how long a truck driver can operate.
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
In select cases, hydrogen production can be used to balance the grid by taking excess energy production and storing it for future use. We believe we can also help balance the grid by allowing utilities and power providers to interrupt hydrogen station electricity consumption during peak demand. Our ability to turn excess energy into hydrogen may offer operators and energy providers the ability to increase revenue by selling us otherwise wasted off-peak generating capacity. Additionally, the ability to store unused energy in the form of hydrogen reduces the need for peak power generating plants that are typically costly to build and operate, and that historically are heavily underutilized. Instead, we could potentially build excess hydrogen storage on-site, then sell excess hydrogen back to the grid during periods of peak demand.
Research and Development
Our research and development activities take place out of our headquarters facility in Phoenix, Arizona, our manufacturing facility in Coolidge, Arizona, and at our development partners' facilities located around the world.
The primary areas of focus for research and development by us and our partners include, but are not limited to:
•fuel cell;
•battery systems;
•vehicle controls;
•infotainment;
•e-axle and inverter;
•functional safety;
•advanced driver assistance systems, or ADAS;
•energy storage; and
•hydrogen production, storage, and dispensing.
Most of our current activities are focused on the research and development of our BEV and FCEV trucks. We work closely with our partners to develop truck platforms and bring them to market.
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
We own or co-own intellectual property, including patents, patent applications, trademarks, and trademark applications in the U.S. and various foreign countries. Our patents and patent applications are directed to, among other things, vehicle and vehicle powertrain (including battery and fuel cell technology), hydrogen fueling, off-road vehicle, and personal watercraft technologies.
Environmental, Social, and Governance (ESG)
Our core mission is to combat climate change through transforming transportation with clean technology and clean energy solutions. BEV and FCEV trucks help tackle the climate crisis and health impacts caused by traditional combustion technologies. While our trucks are a part of the environmental solution, we are building a more comprehensive approach than just emissions from the tailpipe. It includes the emission and material lifecycles of our truck and energy products for sustainable practices for sourcing of raw material through production, use, and end of life.
We have attracted a talented workforce due in part to our mission and strong focus on human capital management practices and policies. We have developed and actively evolve what we believe are best in class programs to attract, develop and retain our personnel, which we believe encourages a diverse, equitable and inclusive workforce. Our employee engagement, measured three times a year, has consistently exceeded external benchmarks.
Our social programs are also broad to encompass not only our employees but our products and supply chain. Safety is critical in both our operations and in our products at all phases of production, testing and validation, and in-use.
Having a strong ESG program is core to our values and mission and therefore we are establishing processes and committees designed to ensure board and executive guidance, and input and oversight of our strategy, programs and performance.
We strive to be a leader in corporate responsibility and demonstrate our values through responsible business practices. Our corporate governance is guided by a Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and supplemented by an Ethics and Whistleblower program available to all employees to report concerns about fraud, ethical misconduct, harassment, misappropriation of assets, or questionable financial reporting practices.
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
Governance
Our board of directors and its compensation committee oversee our workforce policies, programs and initiatives. As noted in its charter, our compensation committee is responsible for periodically reviewing and approving employee programs and initiatives, including retention and succession strategies, which is intended to ensure that our board of directors and its committees guide how we manage our workforce in a way that aligns with our values.
Our management team designs and administers all employment matters, such as recruiting and hiring, onboarding and training, compensation and rewards, performance management and professional development. We continuously evaluate and enhance our internal policies, processes and practices to increase employee engagement and productivity.
Workforce
We have a highly skilled and experienced workforce with more than 80% of our senior leaders each having over 20 years of experience in their respective fields.
As of December 31, 2021, we had approximately 900 employees, the majority of whom are located in the Phoenix, Arizona metropolitan area. During fiscal year 2021, we doubled the number of employees while maintaining a voluntary turnover rate well below comparable industry norms in 2021. We actively seek to manage internal talent mobility through promotions and new assignments to create a high-performing employee base with diverse experiences. More than 16% of our employees assumed larger responsibilities in connection with a promotion during fiscal year 2021, thereby enhancing their skills, growing their careers and celebrating their performance.
We are committed to developing our people to meet our business needs and provide significant on the job experiences to develop and equip them to design and manufacture innovative and technologically advanced vehicles and products. We have implemented methodologies to manage individual performance, development and feedback. Additionally, we hold regular team and company-wide townhalls to provide employees with ongoing exposure to leaders across the company, key business developments, and status of product and project milestones. These forums enable employees to learn more about our business beyond their immediate day to day roles while providing an opportunity for them to ask questions and seek answers to any concerns.
We value and appreciate the distinct contributions every employee makes to our growth and success. Approximately 65% of our workforce is ethnically or gender diverse, which reflects an increase of 15% from the prior year. Additionally, our female representation grew by approximately 25% from the prior year. We strive to cultivate a shared culture and mission that celebrates each person at every level. We embrace the diversity of our team members, customers, and stakeholders, including their unique backgrounds, experiences, perspectives and talents. We are committed to providing an environment where human dignity prevails. Every person has an equal opportunity for hire, assignment, and advancement without regard to race, color, religion or belief, national origin, sex, childbirth or pregnancy related conditions, age, genetic information, sexual orientation, gender identity and/or expression, disability, covered military or veteran status, or any other status protected by applicable federal, state, or local law at all times from recruitment through employment and promotion.
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
We are also committed to the health, safety and well-being of those who work for us. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind with events that may require time away from work or that may impact their financial well-being, and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. Additionally, we commit significant time and resources to a broad range of safety training, beginning with an employee’s initial onboarding to ensure that she or he is equipped to meet the requirements of her or his position. We strive to provide reasonable accommodation for qualified employees with disabilities and employees whose religious belief, practice, or observance conflicts with a workplace requirement.
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
None of our employees are represented by an external employee organization such as a union, works council or employee association, and we believe our relations with our employees are favorable.
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
•Electromagnetic Compatibility and Interference—electrical noise requirements to prevent the high voltage wiring and components from interfering with the daily operation of other electronic devices; and
•Crash Tests for High-Voltage and Hydrogen Fuel System Integrity—preventing electric shock from high voltage systems and fires that result from fuel spillage during and after motor vehicle crashes.
We are also planning to engineer and build vehicles to be in compliance with the Canadian Motor Vehicle Safety Standards, or CMVSS, which consist of some requirements that are similar to FMVSS.
In addition to the FMVSS requirements for heavy-duty vehicles, we also design our vehicles to meet the requirements of the Federal Motor Carrier Safety Administration, or FMCSA, which has requirements for the truck and fleet owners. We also design to meet the requirements set forth in the Federal Motor Carrier Safety Regulations, or FMCSR, pertaining to the safety of the driver during operation of the vehicle.
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
EPA and CARB GHG Emissions & Agency Approvals
The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by CARB concerning emissions for our vehicles. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act's standards and an Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. There are currently four states which have adopted the California standard for heavy-duty vehicles.
CARB has implemented a Zero Emissions Powertrain rule in which manufacturers may optionally certify their powertrain. Beginning in 2023, vehicles will be required to have a certified powertrain in order to qualify for funding from the Hybrid and Zero-emission Truck and Bus Voucher Incentive Program, or HVIP. We anticipate certifying our powertrain to this standard beginning with our 2023 model year BEV.
The GHG Rule was incorporated into the Clean Air Act on August 9, 2011. Since our vehicles have zero-emissions, we are required to seek an EPA Certificate of Conformity for the GHG Rule, and a CARB Executive Order for the CARB Heavy Duty Zero Emissions Vehicle Rule. We received the Certificate of Conformity followed by an Executive Order for sales of our BEV during 2021.
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
European Alliance Agreement with CNHI/Iveco
On February 28, 2020, we entered into the Amended and Restated European Alliance Agreement with Iveco and, solely with respect to sections 9.5 and 16.18, CNHI, or the European Alliance Agreement, whereby us and CNHI/Iveco agreed to establish an entity for the purposes of developing and manufacturing BEV and FCEV trucks in Europe. Pursuant to the European Alliance Agreement, we will each contribute equal amounts of cash and in-kind contributions necessary for each party to subscribe to 50% of the capital stock of the entity contemplated by the agreement, and the entity will be funded in accordance with the business plan through the contributions made by each party. CNHI shall also have the right to negotiate a license to use certain of our intellectual property in Europe for applications outside the entity.
Such entity, Nikola Iveco Europe Gmbh, or Nikola Iveco JV, was established in April 2020. On April 9, 2020, a series of agreements was entered into among us, Iveco and Nikola Iveco JV, including an Iveco Technology License Agreement, a Nikola Technology License Agreement, a European Supply Agreement and a North America Supply Agreement. Under the Iveco Technology License Agreement, Iveco granted Nikola Iveco JV a nonexclusive, royalty-free license under Iveco IP to deploy, through the term of the European Alliance Agreement, BEV and FCEV trucks in Europe. Under the Nikola Technology License Agreement, we granted Nikola Iveco JV a nonexclusive, royalty-bearing license under our intellectual property to deploy, through the term of the European Alliance Agreement, BEV and FCEV trucks in Europe.
Under the European Supply Agreement, Nikola Iveco JV was granted certain exclusive rights by Iveco to produce and supply BEV and FCEV trucks to Iveco in Europe, and under the North American Supply Agreement, Nikola Iveco JV was granted certain exclusive rights by us to produce and supply BEV and FCEV trucks to us in North America. The European Supply Agreement runs concurrent with the term of the European Alliance Agreement. The North America Supply Agreement terminates upon the earlier of December 31, 2024 or the occurrence of certain other events, including two years following the date we begin manufacturing BEV and FCEV trucks in North America.
The initial term of the European Alliance Agreement expires on December 31, 2030, with automatic renewals of ten year periods unless terminated by either party with written notice received by the non-terminating party no later than December 31, 2029 for the initial term and no later than the end of the 7th year of any subsequent term.
CNHI Services Agreement with CNHI/Iveco
On September 3, 2019, we entered into the CNHI Services Agreement with CNHI and Iveco in conjunction with our Series D preferred stock financing. As a result of this agreement, we issued to Iveco 25,661,448 shares of Series D preferred stock in exchange for a license valued at $50.0 million pursuant to an S-WAY Platform and Product Sharing Agreement, $100.0 million in-kind services, pursuant to a Technical Assistance Service Agreement, or the Technical Assistance Service Agreement, and $100.0 million in cash. The CNHI Services Agreement may be terminated by mutual agreement of the parties, or at the election of a non-breaching party upon the breach by the other of the CNHI Services Agreement, the S-WAY Platform Product Sharing Agreement, or the Technical Assistance Service Agreement if such breach has not been cured within thirty days of receipt of written notice. The CNHI Services Agreement may also be terminated upon bankruptcy or insolvency proceedings against us or CNHI/Iveco. Under the S-WAY Platform and Product Sharing Agreement, we were granted a nonexclusive license to Iveco's intellectual property, technology and designs related to its latest European heavy-duty truck platform, or the S-WAY. The license does not contain any power train related components, as we plan to use our proprietary electric drive system, but does include access to the semi-articulated and articulated versions of the S-WAY in the 4x2, 6x2 and 6x4 variants. The license also gives us access to Iveco's parts and suppliers list related to the S-WAY and bears a seven-year royalty from the start of production of 1.25% on FCEV trucks and 1.00% on BEV trucks that incorporate a material portion of such licensed technology. This license agreement will continue in effect until terminated by mutual agreement of the parties, a non-curable breach has occurred or a bankruptcy related event of either party.
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
Hydrogen Purchase Agreement with WVR
On June 22, 2021, we entered into the Hydrogen Sale Purchase Agreement with WVR pursuant to which we agreed to purchase hydrogen from the Plant being developed by WVR. The Hydrogen Purchase Agreement has an initial term ending on the later of (i) twelve years after WVR commences construction of the Plant, or (ii) ten years after the commercial operation date, which is the date the Plant has completed all construction, testing, permitting and start-up as is required to be available, without restrictions, to produce and deliver hydrogen meeting the specifications provided in the Hydrogen Purchase Agreement on a commercial basis. The Hydrogen Purchase Agreement automatically renews for five year terms ending on December 31 of each year, unless terminated by either party with 180 days’ prior written notice.
In connection with the Hydrogen Purchase Agreement, on June 22, 2021, we also entered into a Membership Interests Purchase Agreement with WVR and the WVR Sellers, pursuant to which, subject to the terms and conditions therein, we purchased a 20% equity interest in WVR in exchange for $25 million in cash and 1,682,367 shares of our common stock. Pursuant to the MIPA, we will also pay the WVR Sellers an amount equal to the total economic benefit (as defined in the MIPA) received by us, minus the economic benefit actually received or realized by us that is greater than an agreed-upon threshold in the event any environmental, clean energy, low-carbon, production, or similar tax credits newly created pursuant to any federal or state legislation is adopted between the closing date and the first anniversary of the closing date and arising from the generation or production of hydrogen or hydrogen power in the manner contemplated by WVR for the designing, developing, building and operation of the Plant results in an economic benefit us as a member of WVR.
In addition, on June 22, 2021, we and the WVR Sellers entered into a Second Amended and Restated Limited Liability Company Agreement of WVR, pursuant to which, among other things, we, in our sole discretion, obtained the right to own up to 20% of the entity to which WVR will transfer ownership of the hydrogen gas turbine to be part of the Plant, without further consideration paid therefore, subject to mutual agreement among us and the WVR Sellers with respect to the terms of governance and restrictions on transfer of equity.
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
We incurred net losses of $690.4 million and $370.9 million for the years ended December 31, 2021 and 2020, respectively, and have an accumulated deficit of approximately $1.3 billion from the inception of Nikola Corporation, a Delaware corporation, or Legacy Nikola, prior to the merger with VectoIQ Acquisition Corp., or VectoIQ, through December 31, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our trucks, which is not expected to begin at least until the second quarter of 2022 for our BEV truck and the second half of 2023 for our Tre FCEV truck and may occur later. Even if we are able to successfully develop and sell or lease our trucks, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.
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
We will require significant capital to develop and grow our business, including developing and manufacturing our trucks, building our manufacturing plant and building our brand. We expect to continue to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, leases, licenses, and sales and distribution expenses as we build our brand and market our trucks and bundled leasing model, and general and administrative expenses as we scale our operations. In addition, we expect to continue to incur significant costs in connection with our services, including building our hydrogen fueling stations and honoring our maintenance commitments under our bundled lease package. Our ability to become profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services, but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell, distribute and service our trucks and cost-efficiently develop our hydrogen fueling services, our margins, profitability and prospects would be materially and adversely affected.
Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to incur substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.
Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
You must consider the risks and difficulties we face as an early stage company with a limited operating history and a novel business plan. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We intend to derive substantially all of our revenue from the sale and lease of our vehicle platforms, which are still in the early stages of development. Our revenue will also depend on the sale of hydrogen fuel at our planned hydrogen fueling stations which we do not expect to be operational until 2023 or later. There are no assurances that we will be able to secure future business with the major trucking companies or with independent truck drivers.
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
If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to our existing equity lines of credit, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
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
•establishing our hydrogen fueling capabilities; and
•implementing and enhancing administrative infrastructure, systems and processes.
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
Our business plan includes the direct sale of vehicles through our dealer network, and potentially, to individual customers. Most, if not all, states require a license to sell vehicles within the state. Many states prohibit manufacturers from directly selling vehicles to customers. In other states, manufacturers must operate a physical dealership within the state to deliver vehicles to customers. As a result, we may not be able to sell directly to customers in each state in the United States.
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
We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, in September 2020, Nikola and our officers and employees received subpoenas from the SEC as part of a fact-finding inquiry related to aspects of our business as well as certain matters described in an article issued on September 10, 2020 by a short-seller, or the short-seller article. The SEC issued subpoenas to our directors on September 30, 2020. In addition, Nikola and Trevor R. Milton, our founder and former executive chairman, also received grand jury subpoenas from the U.S. Attorney’s Office for the Southern District of New York, or the SDNY, and the N.Y. County District Attorney’s Office in September 2020. On July 29, 2021, the U.S. Attorney for the SDNY announced the unsealing of a criminal indictment charging Trevor Milton with two counts of securities fraud and one count of wire fraud. That same day, the SEC announced charges against Mr. Milton for alleged violations of federal securities laws.
We have cooperated, and will continue to cooperate, with these and any other regulatory or governmental requests. We have incurred significant expenses as a result of the regulatory and legal matters relating to the short-seller article. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.
By order dated December 21, 2021, we and the SEC reached a settlement arising out of the SEC’s investigation of the Company. Under the terms of the settlement, without admitting or denying the SEC’s findings, we agreed to cease and desist from future violations of the Securities Exchange Act of 1934, or the Exchange Act, and Rules 10b-5 and 13a-15(a) thereunder and Section 17(a) of the Securities Act of 1933, or the Securities Act; to certain voluntary undertakings; and to pay a $125 million civil penalty, to be paid in five installments over two years. The first installment was paid at the end of 2021 and the remaining installments are to be paid semiannually through 2023.
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
Our future business depends in large part on our ability to execute our plans to develop, manufacture, market and sell our BEV and FCEV trucks and to deploy the associated hydrogen fueling stations for our FCEV trucks at sufficient capacity to meet the transportation demands of our business customers. We plan to initially commence manufacturing our trucks in Europe through our joint venture with CNHI and Iveco, which commenced operations in the fourth quarter of 2020 and started trial production in the second quarter of 2021, and at our manufacturing plant in Arizona.
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
•delays or disruptions in our supply chain, including ongoing supply constraints and shortages; and
•other delays and cost overruns.
We have no experience to date in high volume manufacturing of our trucks. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our trucks. Even if we are successful in developing our high volume manufacturing capability and processes and reliably source our component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. Any failure to develop and maintain such manufacturing processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.
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

Increases in costs, disruption of supply or shortage of raw materials, including lithium-ion battery cells, chipsets, and displays, could harm our business.
We have and may continue to experience increases in the cost or a sustained interruption in the supply or shortage of raw materials or components, including battery cells, semiconductors, and integrated circuits which primarily impact our infotainment system and controllers. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. Currently, we are experiencing supply chain shortages, including with respect to battery cells, integrated circuits, vehicle control chips, and displays. Certain production ready components such as chipsets and displays may not arrive at our facilities until the end of the first quarter of 2022, which has and may continue to cause delays in validation and testing for these components. This has resulted in delays and may continue to delay the availability of saleable Nikola Tre BEV trucks.
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
Any disruption in the supply of battery cells, semiconductors, or integrated circuits could temporarily disrupt production of our Tre BEV truck until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum, inflation and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices.
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
While we have constructed a demonstration station, it is operating at very limited capacity. In addition, we have very limited experience in the actual provision of our refueling solutions to users, and providing these services is subject to challenges, which include the logistics of rolling out our network of refueling stations and teams in appropriate areas, inadequate capacity or over capacity in certain areas, security risks, risk of damage to vehicles during charging or refueling and the potential for lack of customer acceptance of our services. We will need to ensure compliance with any regulatory requirements applicable in jurisdictions where our fueling stations will be located, including obtaining any required permits and land use rights, which could take considerable time and expense and is subject to the risk that government support in certain areas may be discontinued or subject to conditions that we may be unable to meet in a cost-efficient manner. In addition, given our lack of experience building and operating fueling stations, there could be unanticipated challenges which may hinder our ability to provide our bundled lease to customers or make the provision of our bundled leases costlier than anticipated. If we are unable to build and successfully operate, or experience delays in building or problems in operating, our network of hydrogen fueling stations, we may be unable to meet our fueling commitments under our bundled lease arrangements with customers and experience decreased sales or leases of our vehicles, which may negatively impact our business, prospects, financial condition and operating results.
We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling stations.
As a key component of our business model, we intend to establish a series of hydrogen fueling stations, and we intend to include the cost of hydrogen in the purchase price of our trucks. Where electricity can be procured in a cost-effective manner, we expect that hydrogen fuel will be produced on-site, via electrolysis. In other cases, we expect that hydrogen fuel will be produced off-site and delivered to fueling stations under a supply “hub and spoke” structure. On June 22, 2021, we entered into a Hydrogen Sale and Purchase Agreement, or the Hydrogen Purchase Agreement, with Wabash Valley Resources LLC, or WVR, to purchase hydrogen produced at the hydrogen production facility, or the Plant, being developed by WVR in West Terre Haute, Indiana. WVR has yet to break ground on the Plant. There is no guarantee WVR will be able to meet its development timeline with regard to the facility or successfully produce hydrogen at scale. To the extent we are unable to produce or obtain the hydrogen or to obtain hydrogen at favorable prices, we may be unable to establish these fueling stations and severely limit the usefulness of our trucks, or, if we are still able to establish these stations, we may be forced to sell hydrogen at a loss in order to maintain our commitments. We believe that this hydrogen incentive will be a significant driver for purchases of our trucks, and therefore, the failure to establish and roll out these hydrogen fueling stations in accordance with our expectations would materially adversely affect our business.
Our inability to cost-effectively source the energy requirements to conduct electrolysis at our fueling stations may impact the profitability of our bundled leases by making our hydrogen uneconomical compared to other vehicle fuel sources.
Our ability to economically produce hydrogen for our FCEV trucks requires us to secure a reliable source of electricity for each of our on-site gaseous stations and large scale production hubs at a price per kilowatt hour that is similar to wholesale rates in the geographic areas we target, and at vast quantities, assuming a full deployment of our planned hydrogen stations. During our initial hydrogen station roll-out, we intend to source power based on the most economical power mix available at each hydrogen production site, including power from the grid that is sourced from non-renewable sources. An increase in the price of energy used to generate hydrogen through electrolysis would likely result in a higher cost of fuel for our FCEV trucks as well as increase the cost of distribution, freight and delivery. We may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, because of our bundled lease model for FCEV trucks, which could have an adverse impact on our results of operations and financial condition. In addition to the cost of electricity production, we expect to incur additional costs relating to the transmission, distribution and storage of energy.
Reservations for our trucks are cancellable.
Reservations for our Nikola FCEV trucks are subject to cancellation by the customer until the customer enters into a lease agreement or, in the case of AB, to the extent our trucks do not meet the vehicle specifications and delivery timelines specified in the contract with AB, as discussed further below. Because all of our reservations are cancellable, it is possible that a significant number of customers who submitted reservations for our trucks may cancel those reservations. In addition, our legacy non-binding FCEV reservations include reservations from individuals or small fleets with orders of 100 trucks or less, which collectively represent approximately 47% of our total FCEV reservations. These individuals or small fleets may not receive FCEV trucks until the density of the hydrogen station network is sufficient for their refueling needs, which may not occur until approximately 2030 or later.
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
In addition, our future revenue expectations are based on a number of assumptions, including a projected purchase price for our trucks. If the purchase price of the trucks ends up being different than anticipated, we may not achieve the anticipated level of anticipated future revenue, even if all of the trucks subject to reservations are sold or leased.
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
While we currently intend to offer bundled leasing of our trucks or other alternative structures to potential customers through a third-party financing partner, we can provide no assurance that a third-party financing partner would be able or willing to provide the leasing services on terms that we have stated in our published materials, or to provide financing at all. Furthermore, offering a leasing alternative to customers will expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfill its contractual obligations when they fall due. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results and results of operations.
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
We compete in a rapidly evolving and highly competitive industry, and a number of private and public companies have announced plans to offer BEV and/or FCEV trucks, including companies such as Daimler, Hyliion, Hyundai, Hyzon, Lion, Tesla, Toyota and Volvo. Based on publicly available information, a number of these competitors have displayed prototype trucks and have announced target availability and production timelines, while others have launched pilot programs in some markets. In addition, we are aware that one potential competitor, BYD, is currently manufacturing and selling a Class 8 BEV truck. While some competitors may choose to offer BEV trucks, others such as Hyundai have announced they plan to offer FCEV trucks and invest in hydrogen stations for refueling. In addition, our principal competition for our trucks will also come from manufacturers of trucks with internal combustion engines powered by diesel fuel.
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
In 2019, we partnered with Iveco, a subsidiary of CNHI, to manufacture the BEV truck at the Iveco manufacturing plant in Ulm, Germany, through a joint venture with CNHI, which commenced operations in the fourth quarter of 2020. We currently expect that approximately 40 million Euros will be invested in total by Iveco and Nikola into the manufacturing plant to prepare it for assembly, of which 14.8 million Euros was funded through December 31, 2021. During the third quarter of 2021, the joint venture executed a term loan facility agreement for 15 million Euros with a 5 year term and a revolving credit facility agreement for 6 million Euros with a 4 year term. Each agreement was guaranteed 50% by us and Iveco.
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
We have announced planned collaborations with various parties, including with respect to hydrogen production and sourcing, providing service and maintenance and deployment of hydrogen fueling stations. Discussions with our strategic partners are ongoing, are subject to the parties’ entry into definitive documentation, and terms of the agreements are subject to change. Consequently, there can be no assurance that we will enter into agreements on the terms initially contemplated, if at all.
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
While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles will be purchased by us from a single source, especially with respect to hydrogen fuel cells and batteries. We refer to these component suppliers as our single source suppliers. For example, we entered into an agreement with Robert Bosch LLC, or Bosch, whereby we committed to purchase certain component requirements for fuel cell power modules from Bosch beginning on June 1, 2023 until December 31, 2030. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us.

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
We anticipate the range of our Nikola Tre BEV, Nikola Tre FCEV, and Nikola Two FCEV vehicles to be up to 350, 500, and 900 miles per day, respectively, before needing to recharge or refuel depending on the type of vehicle, but that range will decline over time as the battery deteriorates. Other factors such as usage, time and stress patterns may also impact the battery’s ability to hold a charge, which would decrease our trucks’ range before needing to recharge or refuel. Such battery deterioration and the related decrease in range may negatively influence potential customer decisions.
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
Our alternative fuel and electric trucks, and the sale and servicing of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. We expect to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, including but not limited to:
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
Our operations are and will be subject to international, federal, state, and/or local environmental laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations.
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
We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liabilities, or otherwise affect our business.
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
•development and construction of our hydrogen fueling network;
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
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, global supply chain constraints and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, including us, and has led to a global decrease in vehicle sales in markets around the world.
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
In September 2020, an entity published an article containing certain allegations against us. In addition, the U.S. Attorney for the SDNY in 2021 announced the unsealing of a criminal indictment charging Trevor Milton with two counts of securities fraud and one count of wire fraud, and the SEC announced charges against Mr. Milton for alleged violations of federal securities laws. The negative publicity has adversely affected our brand and reputation as well as our stock price, which makes it more difficult for us to attract and retain employees, partners and customers, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny and has resulted in litigation and governmental investigations. As a result, customers, potential customers, partners and potential partners have failed to award us additional business or cancelled or sought to cancel existing contracts or otherwise, direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Legal Proceedings in Note 14, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

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
Social media platforms present risks and challenges that have resulted, and may in the future result in damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. Our internal policies and procedures regarding social media have not been, and may not in the future, be effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. The use of such platforms by our officers and other employees and former employees has adversely impacted, and could in the future adversely impact our costs, and our brand and reputation, and has resulted, and could in the future result in the disclosure of confidential information, litigation and regulatory inquiries. Any such litigation or regulatory inquiries may result in significant penalties and other restrictive sanctions and adverse consequences. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them. We are currently party to litigation and regulatory proceedings related in part to social media statements. See Legal Proceedings in Note 14, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.
Concentration of ownership among our executive officers and directors and their affiliates may prevent new investors from influencing significant corporate decisions.
As of December 31, 2021, Mark A. Russell, our President, Chief Executive Officer and director, beneficially owns, directly or indirectly, approximately 11.8%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 21.7% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation, or our Certificate of Incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
As of December 31, 2021, Trevor R. Milton, our founder and former executive chairman, beneficially owned, directly or indirectly, approximately 12% of our outstanding common stock. In connection with his departure in September 2020, for a period of three years from September 20, 2020, Mr. Milton has agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock in the aggregate, together with shares held by his affiliates and associates, (ii) propose or effect any extraordinary transaction with respect to us, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of our board of directors, or (v) submit any stockholder proposal. In addition, for a period of three years from September 20, 2020, Mr. Milton has agreed to vote his shares of our common stock (x) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (y) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting. These standstill and voting restrictions could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of our executive officers and directors and their affiliates.

It is not possible to predict the actual number of shares we will sell under the Tumim Purchase Agreements, or the actual gross proceeds resulting from those sales.
On June 11, 2021, we entered into the First Tumim Purchase Agreement, pursuant to which Tumim committed to purchase up to $300 million in shares of our common stock, subject to certain limitations and conditions set forth in the First Tumim Purchase Agreement. The shares of our common stock that may be issued under the First Tumim Purchase Agreement may be sold by us to Tumim at our discretion from time to time over an approximately 36-month period.
On September 23, 2021, we entered into the Second Tumim Purchase Agreement, pursuant to which Tumim committed to purchase up to $300 million in shares of our common stock, subject to certain limitations and conditions set forth in the Second Tumim Purchase Agreement. The shares of our common stock that may be issued under the Second Tumim Purchase Agreement may be sold by us to Tumim at our discretion from time to time over an approximately 36-month period.
We generally have the right to control the timing and amount of any sales of our shares of common stock to Tumim under the Tumim Purchase Agreements. Sales of our common stock to Tumim under the Tumim Purchase Agreements will depend upon market conditions and other factors to be determined by us. We may decide to sell to Tumim all or some of the shares of our common stock that may be available for us to sell to Tumim pursuant to the Tumim Purchase Agreements.
Because the purchase price per share to be paid by Tumim for the shares of common stock that we may elect to sell to Tumim under the Tumim Purchase Agreements will fluctuate based on the market prices of our common stock during the applicable purchase valuation period for each purchase made pursuant to the Tumim Purchase Agreements, it is not possible for us to predict the total number of shares of common stock that we will sell to Tumim under the Tumim Purchase Agreements, the purchase price per share that Tumim will pay for shares purchased from us in the future under the Tumim Purchase Agreements, or the aggregate gross proceeds that we will receive from those purchases by Tumim under the Tumim Purchase Agreements. Sales of shares of our common stock pursuant to the Tumim Purchase Agreements will be dilutive to stockholders.
Moreover, although the Tumim Purchase Agreements provide that we may sell up to an aggregate of $600 million of our common stock to Tumim, only 17,857,142 shares of our common stock under the First Tumim Purchase Agreement (3,643,644 of which remains available for issuance) and 28,790,787 shares of our common stock under the Second Tumim Purchase Agreement have been registered for resale by Tumim. If it becomes necessary for us to issue and sell to Tumim under the Tumim Purchase Agreements more than the number of shares that were registered for resale under the applicable registration statement in order to receive aggregate gross proceeds equal to the total commitment of $600 million under the Tumim Purchase Agreements, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Tumim of any such additional shares of our common stock we wish to sell from time to time under the Tumim Purchase Agreements, which the SEC must declare effective and we may need to obtain stockholder approval to issue shares of common stock in excess of the exchange cap under the Tumim Purchase Agreements in accordance with applicable Nasdaq rules.
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
Risks Related to Our Intellectual Property
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
Risks Related to Operating as a Public Company
We will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
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
If we fail to maintain effective internal controls and remediate future control deficiencies, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
As discussed in Item 9A “Controls and Procedures” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal controls related to how we accounted for our private warrants due to a recently issued Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) by the SEC Staff. This material weakness has been remediated as of December 31, 2021.
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
General Risk Factors
Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to decline.
As of December 31, 2021, we had approximately 413.3 million shares of common stock outstanding and private warrants to purchase approximately 0.8 million shares of common stock. All of the shares of our common stock are freely transferable, subject to compliance with Rule 144 by affiliates, without additional registration under the Securities Act.
We previously registered for resale up to 17,857,142 shares of common stock that we may issue or sell to Tumim under the First Tumim Purchase Agreement, 3,643,644 of which remains available for issuance under the Registration Statement, and we registered for resale up to 28,790,787 shares of common stock that we may issue or sell to Tumim under the Second Tumim Purchase Agreement. We have also registered shares of our common stock that we have issued and may in the future issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to relevant vesting schedules, and applicable securities laws.
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

The trading price of our common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the trading price of our common stock declined recently following the release of the short-seller article, which contains certain allegations against us. These factors include, but are not limited to:
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
The closing price of our common stock on Nasdaq varied from $6.97 to $79.73 following the closing of the business combination, or the Business Combination, between Nikola Corporation and VectoIQ, through February 18, 2022. In September 2020, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including COVID-19, may seriously affect the market price of our common stock, regardless of our actual operating performance.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our headquarters facility located in Phoenix, Arizona, which consists of more than 150,000 square feet. We also lease office space adjacent to our headquarters.
In addition, we own an approximately 400-acre parcel of real property in Coolidge, Arizona, where we have constructed our manufacturing facility that we will continue to scale and expand.
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
Holders
As of February 21, 2022, there were 96 holders of record of our common stock and 12 holders of record of our private warrants. This number excludes holders whose stock or warrant is held in "street name" by brokers.
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
The following graph shows a comparison, from June 11, 2018 through December 31, 2021, of the cumulative total return on our common stock, The NASDAQ Composite Index and The NASDAQ Clean Green Energy Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Clean Green Energy Index assumes an investment of $100 on May 31, 2018 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.
Issuer Purchases of Securities
None.
Item 6. [Reserved]

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
During 2020, we established a joint venture with Iveco, a subsidiary of CNHI, Nikola Iveco Europe GmbH. Our joint venture with Iveco provides us with the manufacturing infrastructure to build BEV trucks for the North American market in addition to that of our greenfield manufacturing facility in Coolidge, Arizona. The operations of the joint venture commenced during the fourth quarter of 2020. During the second quarter of 2021, the joint venture completed the construction of the manufacturing facility and stated trial production for the Nikola Tre BEV on the assembly line in Ulm, Germany.
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
•hire additional personnel;
•obtain, maintain, expand, and protects our intellectual property portfolio; and
•operate as a public company, including incurring costs related to directors' and officers' liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.
Recent Developments
•In December 2021, we delivered the first Nikola Tre BEVs to TTSI in California as part of a three month pilot program. Since placing the trucks into service with TTSI, the trucks have hauled multiple loads per day and logged over 4,500 miles.

•In January 2022, the first two Nikola Tre FCEV alpha trucks were driven from our headquarters to AB, a journey of approximately 350 miles. These trucks are being used in daily service within AB's Southern California distribution network during a three month pilot. This pilot program will be used to refine the production specifications and features of the Tre FCEV.
•Our joint venture manufacturing plant in Ulm, Germany, in Iveco's industrial complex has been completed with a production capacity of up to 2,000 trucks per year. In 2022, we expect to build and deliver up to 25 trucks to the Hamburg Port Authority for use in port operations.
•On January 13, 2022, we announced that the Nikola Tre BEV has been deemed eligible for the Hybrid and Zero Emissions Truck and Bus Voucher Incentive Program (HVIP) program by the California Air Resources Board. With this approval, purchasers of the Nikola Tre BEV can now qualify for an incentive valued at $120,000 per truck, or $150,000 per truck for drayage operations, helping reduce the total cost of ownership for qualified purchasers operating in the State of California.
•In January 2022, we announced a multiyear strategic partnership with Proterra to supply us with battery packs for both Nikola BEVs and FCEVs, providing a dual source strategy. The first Proterra powered Nikola Tre BEVs are expected to be produced in the fourth quarter of 2022.
Comparability of Financial Information
Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination and becoming a public company. As a consequence of the Business Combination, we became a Nasdaq-listed company, which requires that we continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors' and officers' liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in the section entitled "Risk Factors."
We completed pre-series Tre BEV trucks in the fourth quarter of 2021 and began accumulating mileage on public roads with customers, but do not expect to derive revenue from our Tre BEV trucks until the second quarter of 2022. We expect to derive revenue from our Tre FCEV trucks in the second half 2023. Before start-of-production for the Tre BEV, we will be completing road mileage accumulation with pilot customers. Presently, we are experiencing supply chain shortages, including but not limited to battery cells, integrated circuits, vehicle control chips, and displays. Certain production ready components such as chipsets and displays may be delayed in arriving at our facilities, which has and may continue to cause delays in road mileage accumulation, validation, and testing for these components. This has resulted in delays and may continue to delay the availability of saleable Tre BEV trucks.
We also require substantial capital to develop our products and services and fund operations for the foreseeable future. Until we can generate sufficient revenue, we expect to finance our operations through a combination of cash on hand, debt and equity financings, strategic partnerships, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We expect that any delays in critical parts availability, and in validation and testing will impact our ability to generate revenue.
Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in the accompanying audited consolidated financial statements for more information.
Components of Results of Operations
Revenues
Prior to 2021, we primarily generated revenue from services related to solar installation projects that are completed in one year or less. Solar installation projects are not a part of our primary operations and were concluded in 2020.
Following the anticipated introduction of our products to the market, we expect the significant majority of our revenue to be derived from direct sales or leases of BEV trucks starting in the second quarter of 2022 and from bundled leases, or other alternative structures, for FCEV trucks beginning in 2023. We intend for our bundled lease offering to be inclusive of the cost of the truck, hydrogen fuel and regularly scheduled maintenance.
Cost of Revenues
Prior to 2021, our cost of revenues included materials, labor, and other direct costs related to solar installation projects.
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
•Depreciation for prototyping equipment and R&D facilities; and
•Expenses related to operating the Coolidge manufacturing facility until the start of commercial production.
During the years ended December 31, 2021, 2020, and 2019 our research and development expenses were primarily incurred in connection with the development of the BEV and FCEV trucks.
As a part of its in-kind investment, Iveco agreed to provide us with $100.0 million in advisory services (based on pre-negotiated hourly rates), including project coordination, drawings, documentation support, engineering support, vehicle integration, and product validation support. During the years ended December 31, 2021, 2020, and 2019 we utilized $46.3 million, $45.7 million, and $8.0 million, respectively, of advisory services which were recorded as research and development expense. As of December 31, 2021, the full amount of advisory services had been consumed. As of December 31, 2020 we had $46.3 million of prepaid in-kind advisory services remaining.
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
We expect our selling, general, and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business.
Impairment Expense
Impairment expense consists of charges related to our Powersports business unit that was discontinued in the fourth quarter of 2020.
Interest Income (Expense), net
Interest income consists primarily of interest received or earned on our cash and cash equivalents balances. Interest expense consists of interest paid on our promissory note and finance lease liabilities.
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
Loss on Forward Contract Liability
The loss on forward contract liability includes losses from the remeasurement of the Series D redeemable convertible preferred share forward contract liability. In April 2020, we fulfilled the forward contract liability and, therefore, subsequent to December 31, 2020, there is no impact from the remeasurement of the forward contract liability.
Revaluation of Warrant Liability
The revaluation of warrant liability includes the net gains and losses from the remeasurement of the warrant liability. Warrants recorded as liabilities are recorded at their fair value and remeasured at each reporting period.
Other Income (Expense), net
Other income (expense), net consists primarily of other miscellaneous non-operating items, such as government grants, subsidies, merchandising, revaluation gains and losses on the derivative liability, foreign currency gains and losses, and unrealized gains and losses on investments.
Income Tax Expense (Benefit)
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against U.S. and state deferred tax assets. Cash paid for income taxes, net of refunds during the years ended December 31, 2021, 2020, and 2019 was not material.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates consists of our net portion of gains and losses from equity method investments.

Results of Operations
Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020
The following table sets forth our historical operating results for the periods indicated:

	Years Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands, except share and per share data)
Solar revenues	$—	$95	$(95)	NM
Cost of solar revenues	—	72	(72)	NM
Gross profit	—	23	(23)	NM
Operating expenses:
Research and development	292,951	185,619	107,332	58%
Selling, general, and administrative	400,575	182,724	217,851	119%
Impairment expense	—	14,415	(14,415)	NM
Total operating expenses	693,526	382,758	310,768	81%
Loss from operations	(693,526)	(382,735)	(310,791)	81%
Other income (expense):
Interest income (expense), net	(481)	202	(683)	(338)%
Loss on forward contract liability	—	(1,324)	1,324	NM
Revaluation of warrant liability	3,051	13,448	(10,397)	(77)%
Other income (expense), net	4,102	(846)	4,948	(585)%
Loss before income taxes and equity in net loss of affiliates	(686,854)	(371,255)	(315,599)	85%
Income tax expense (benefit)	4	(1,026)	1,030	NM
Loss before equity in net loss of affiliates	(686,858)	(370,229)	(316,629)	86%
Equity in net loss of affiliates	(3,580)	(637)	(2,943)	NM
Net loss	(690,438)	(370,866)	(319,572)	86%
Premium paid on repurchase of redeemable convertible preferred stock	—	(13,407)	13,407	(100)%
Net loss attributable to common stockholders	$(690,438)	$(384,273)	$(306,165)	80%

Net loss per share attributable to common stockholders:
Basic	$(1.73)	$(1.15)	$(0.58)	NM
Diluted	$(1.74)	$(1.18)	$(0.56)	NM
Weighted-average shares outstanding:
Basic	398,655,081	335,325,271	63,329,810	NM
Diluted	398,784,392	335,831,033	62,953,359	NM
Solar Revenues and Cost of Solar Revenues
Solar revenues and cost of solar revenues for the year ended December 31, 2020 were related to solar installation service projects. Solar installation projects were not related to our primary operations and were concluded in 2020. Solar revenues and costs of solar revenues were immaterial for the year ended December 31, 2020.
Research and Development
Research and development expenses increased by $107.3 million, or 58%, from $185.6 million during the year ended December 31, 2020 to $293.0 million during the year ended December 31, 2021. This increase was primarily due to $40.9 million in higher spend on purchased components and tooling as we focus primarily on building and testing our BEV truck platform, as well as continuing the development of our FCEV truck platform. In addition, personnel costs increased $31.2 million and stock-based compensation expense increased $20.6 million driven by growth in our in-house engineering headcount. Additionally, freight related to the transportation of prototype parts and components increased $7.6 million. The remaining increase was driven by depreciation and occupancy costs related to capital equipment and software dedicated to research and development activities, professional services related to engineering activities, and an increase in travel due to easing of travel restrictions imposed during the prior year related to COVID-19, partially offset by a decrease in outside development spend.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $217.9 million, or 119%, from $182.7 million during the year ended December 31, 2020 to $400.6 million during the year ended December 31, 2021. The increase was primarily related to a $125.0 million loss related to the SEC settlement. Additionally, there was an increase in stock based compensation of $47.1 million, an increase in legal expenses of $22.3 million, and increases in personnel expenses of $14.2 million driven by growth in headcount, $5.6 million for the non-cash commitment share issuance costs related to the equity lines of credit with Tumim Stone Capital LLC, or Tumim, and higher general corporate expenses, including IT equipment, marketing and depreciation of our headquarters. These increases were partially offset by a decrease of $1.8 million for public relations and professional services and other general corporate expenses.
Impairment Expense
Impairment expense of $14.4 million during the year ended December 31, 2020 resulted from the discontinuation of the Powersports business unit in the fourth quarter of 2020, which resulted in an impairment charge on in-process R&D, trademarks and certain long-lived assets.
Interest Income (Expense), net
Interest income (expense), net decreased by $0.7 million, or 338%, from $0.2 million of income during the year ended December 31, 2020 to $0.5 million of expense during the year ended December 31, 2021. The decrease is primarily due to a lower average interest rate earned on deposits and an increase in interest expense related to finance lease liabilities and the promissory note.
Loss on Forward Contract Liability
Our loss on the forward contract liability represents recognized loss from a $1.3 million change in fair value as of the settlement date. The forward contract liability was settled in April 2020.
Revaluation of Warrant Liability
The revaluation of warrant liability decreased $10.4 million, from $13.4 million during the year ended December 31, 2020 to $3.1 million during the year ended December 31, 2021, resulting from changes in fair value of our warrant liability.
Other Income (Expense), net
Other income (expense), net increased by $4.9 million, from $0.8 million of expense during the year ended December 31, 2020 to $4.1 million of income during the year ended December 31, 2021. The increase was driven primarily by government grant income of $3.4 million, gains on foreign currency exchange and unrealized gains on investments, partially offset by a loss on sale of equipment of $1.0 million.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the year ended December 31, 2021 was immaterial. Income tax expense (benefit) for the year ended December 31, 2020 was a $1.0 million benefit primarily related to changes in deferred tax liabilities to our indefinite-lived intangible which was impaired in 2020. We have cumulative net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates decreased by $2.9 million, from $0.6 million for the year ended December 31, 2020 to $3.6 million for the year ended December 31, 2021. The decrease was driven by additional losses in excess of gains of $3.3 million in the current period related to Nikola Iveco Europe GmbH, partially offset by a gain of $0.3 million related to WVR.

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019
The following table sets forth our historical operating results for the periods indicated:

	Years Ended December 31,
	2020	2019	$ Change	% Change
	( in thousands, except share and per share data)
Solar revenues	$95	$482	$(387)	NM
Cost of solar revenues	72	271	(199)	NM
Gross profit	23	211	(188)	NM
Operating expenses:
Research and development	185,619	67,514	118,105	175%
Selling, general, and administrative	182,724	20,692	162,032	783%
Impairment expense	14,415	—	14,415	NM
Total operating expenses	382,758	88,206	294,552	334%
Loss from operations	(382,735)	(87,995)	(294,740)	335%
Other income (expense):
Interest income, net	202	1,456	(1,254)	(86)%
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	(3,339)	3,339	NM
Loss on forward contract liability	(1,324)	—	(1,324)	NM
Revaluation of warrant liability	13,448	—	13,448	NM
Other income (expense), net	(846)	1,373	(2,219)	(162)%
Loss before income taxes and equity in net loss of affiliates	(371,255)	(88,505)	(282,750)	319%
Income tax expense (benefit)	(1,026)	151	(1,177)	NM
Loss before equity in net loss of affiliates	(370,229)	(88,656)	(281,573)	318%
Equity in net loss of affiliates	(637)	—	(637)	NM
Net loss	(370,866)	(88,656)	(282,210)	318%
Premium paid on repurchase of redeemable convertible preferred stock	(13,407)	(16,816)	3,409	NM
Net loss attributable to common stockholders	$(384,273)	$(105,472)	$(278,801)	264%

Net loss per share attributable to common stockholders:
Basic	$(1.15)	$(0.40)	$(0.75)	NM
Diluted	$(1.18)	$(0.40)	$(0.78)	NM
Weighted-average shares outstanding:
Basic	335,325,271	262,528,769	72,796,502	NM
Diluted	335,831,033	262,528,769	73,302,264	NM
Solar Revenues and Cost of Solar Revenues
Solar revenues and cost of solar revenues for the years ended December 31, 2020 and 2019 were related to solar installation service projects. Solar installation projects were not related to our primary operations and were concluded in 2020. Solar revenues and costs of solar revenues were immaterial for the years ended December 31, 2020 and 2019.
Research and Development
Research and development expenses increased by $118.1 million, or 175%, from $67.5 million during the year ended December 31, 2019 to $185.6 million in the year ended December 31, 2020. The increase was primarily due to an increase of $77.4 million in higher spend on purchased prototype components and outside engineering services as we focus primarily on the development, build, and testing of our BEV truck platform, as well as continuing development of our FCEV truck platform. In addition, we incurred increased personnel costs of $21.4 million driven by growth in our in-house engineering headcount, and higher stock-based compensation expense of $15.2 million primarily in connection with the Business Combination, higher headcount, and RSU grants made to employees during 2020. We also incurred higher depreciation and occupancy costs associated with our headquarters in Phoenix, Arizona and related capital equipment and software.

Selling, General, and Administrative
Selling, general, and administrative expenses increased by $162.0 million, or 783%, from $20.7 million during the year ended December 31, 2019 to $182.7 million during the year ended December 31, 2020. The increase was primarily related to higher stock-based compensation expense of $117.9 million for RSU grants to executive officers in connection with the Business Combination and increased headcount. In addition, there was an increase in legal expenses of $27.5 million primarily related to regulatory and legal matters incurred in connection with the short-seller analyst report from September 2020. Further, there was an increase in personnel expenses of $7.3 million driven by growth in headcount and higher general corporate expenses, professional services, travel, and depreciation of our headquarters. This was partially offset by a decrease in marketing costs due to the Nikola World event held in 2019, which was not held in 2020.
Impairment Expense
Impairment expense of $14.4 million during the year ended December 31, 2020 resulted from the discontinuation of the Powersports business unit in the fourth quarter of 2020, which resulted in an impairment charge on in-process R&D, trademarks and certain long-lived assets.
Interest Income, net
Interest income, net decreased by $1.3 million, or 86%, from $1.5 million of income during the year ended December 31, 2019 to $0.2 million of income during the year ended December 31, 2020. The decrease is primarily due to an increase in interest expense from our finance lease liability and a lower average interest rate earned on deposits. This was partially offset by a higher cash and cash equivalents balance in 2020.
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
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, we believe the following non-GAAP measures are useful in evaluating operational performance. We use the following non-GAAP financial information to evaluate ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing operating performance.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended December 31,		Years Ended December 31,
	2021	2020	2021	2020	2019
	(in thousands)
Net loss	$(159,416)	$(142,236)	$(690,438)	$(370,866)	$(88,656)
Interest (income) expense, net	262	53	481	(202)	(1,456)
Income tax expense (benefit)	—	(1,030)	4	(1,026)	151
Depreciation and amortization	2,272	1,753	8,231	6,008	2,323
EBITDA	(156,882)	(141,460)	(681,722)	(366,086)	(87,638)
Stock-based compensation	53,728	46,255	205,711	137,991	4,858
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	—	—	—	3,339
Loss on forward contract liability	—	—	—	1,324	—
Revaluation of warrant liability	(144)	(4,860)	(3,051)	(13,448)	—
Revaluation of derivative liability	215	—	(104)	—	—
Equity in net loss of affiliates	513	637	3,580	637	—
Regulatory and legal matters(1)	12,185	19,510	47,842	24,683	—
Impairment expense	—	14,415	—	14,415	—
SEC settlement	—	—	125,000	—	—
Adjusted EBITDA	$(90,385)	$(65,503)	$(302,744)	$(200,484)	$(79,441)
(1) Regulatory and legal matters include legal, advisory and other professional service fees incurred in connection with the short-seller article from September 2020, and investigations and litigation related thereto.
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

The following table reconciles net loss and net loss per share to non-GAAP net loss and non-GAAP net loss per share for the periods indicated:

	Three Months Ended December 31,		Years Ended December 31,
	2021	2020	2021	2020	2019
	(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(159,416)	$(142,236)	$(690,438)	$(384,273)	$(105,472)
Stock-based compensation	53,728	46,255	205,711	137,991	4,858
Premium paid on repurchase of redeemable convertible preferred stock	—	—	—	13,407	16,816
Revaluation of warrant liability	(144)	(4,860)	(3,051)	(13,448)	—
Revaluation of derivative liability	215	—	(104)	—	—
Regulatory and legal matters(1)	12,185	19,510	47,842	24,683	—
Impairment expense	—	14,415	—	14,415	—
SEC settlement	—	—	125,000	—	—
Non-GAAP net loss	$(93,432)	$(66,916)	$(315,040)	$(207,225)	$(83,798)

Non-GAAP net loss per share:
Basic	$(0.23)	$(0.17)	$(0.79)	$(0.62)	$(0.32)
Diluted	$(0.23)	$(0.17)	$(0.79)	$(0.62)	$(0.32)
Weighted average shares outstanding:
Basic	407,448,311	385,983,645	398,655,081	335,325,271	262,528,769
Diluted	407,448,311	386,323,048	398,784,392	335,831,033	262,528,769
(1) Regulatory and legal matters include legal, advisory and other professional service fees incurred in connection with the short-seller article from September 2020, and investigations and litigation related thereto.
Liquidity and Capital Resources
Since inception, we financed our operations primarily from the sales of redeemable convertible preferred stock and common stock, the Business Combination, a private placement with investors (the "PIPE"), proceeds from the Tumim Purchase Agreements, and redemption of warrants. As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $497.2 million, which are primarily invested in money market funds. During the second quarter of 2021, we entered into a purchase agreement with Tumim (the" First Tumim Purchase Agreement") allowing us to issue shares of our common stock to Tumim for proceeds of up to $300.0 million. As of December 31, 2021 we have issued 14,213,498 shares of common stock to Tumim under the terms of the First Tumim Purchase Agreement for gross proceeds of $163.8 million, excluding the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the First Tumim Purchase Agreement. As of December 31, 2021, there were 3,643,644 registered shares remaining and a remaining commitment available under the First Tumim Purchase Agreement of $136.2 million.
During the third quarter of 2021, we entered into a second purchase agreement with Tumim (the "Second Tumim Purchase Agreement" and, together with the First Tumim Purchase Agreement, the "Tumim Purchase Agreements") allowing us to issue shares of our common stock to Tumim for proceeds of up to an additional $300.0 million, provided that certain conditions have been met. These conditions include effectiveness of a registration statement covering the resale of shares of common stock that have been and may be issued under the Second Tumim Purchase Agreement and termination of the First Tumim Purchase Agreement. As of December 31, 2021, we have not sold any shares of common stock to Tumim under the terms of the Second Tumim Purchase Agreement with 28,790,787 registered shares remaining and a remaining commitment of $300.0 million available.
Short-Term Liquidity Requirements
As of the date of this Annual Report on Form 10-K, we have yet to generate revenue from our core business operations. As of December 31, 2021, our current assets were $524.7 million consisting primarily of cash and cash equivalents of $497.2 million, and our current liabilities were $180.6 million comprised of accounts payable and accrued expenses.

We believe our cash and cash equivalents balance will be sufficient to continue to execute our business strategy over the next twelve month period including (i) completing the development and industrialization of the BEV truck, (ii) expanding the Coolidge manufacturing facility, (iii) completing the construction of a pilot commercial hydrogen station, (iv) validation and on-road testing of the FCEV truck and (v) hiring of additional personnel.
However, actual results could vary materially and negatively as a result of a number of factors, including:
•the costs of our greenfield manufacturing facility expansion and equipment;
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
Summary of Cash Flows
The following table provides a summary of cash flow data:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(307,154)	$(150,533)	$(80,627)
Net cash used in investing activities	(207,481)	(31,141)	(39,302)
Net cash provided by financing activities	187,598	941,120	35,805
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
Net cash used in operating activities was $307.2 million for the year ended December 31, 2021. The most significant component of our cash used during this period was a net loss of $690.4 million, which included non-cash expenses of $205.7 million related to stock-based compensation, $46.3 million for in-kind services, $8.2 million related to depreciation and amortization, and $5.6 million for the issuance of commitment shares to Tumim, and net cash inflows of $110.4 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were the result of an increase in accounts payable and accrued expenses of $96.1 million, primarily related to the liability for the SEC settlement, and increased spend on the development of our BEV and FCEV trucks, along with an increase in other long-term liabilities of $48.6 million related to the SEC settlement, partially offset by an increase in inventory and prepaid expenses and other current assets.
Net cash used in operating activities was $150.5 million for the year ended December 31, 2020. The most significant component of our cash used during this period was a net loss of $370.9 million, which included non-cash expenses of $138.0 million related to stock-based compensation, a gain of $13.4 million related to the change in fair value of our warrant liability, $45.7 million for in-kind services, $6.0 million related to depreciation and amortization, $14.4 million for impairment charges, and a loss of $1.3 million related to the change in fair value of our forward contract liability, and net cash inflows of $28.7 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of an increase in accounts payable and accrued expenses of $29.7 million, primarily related accrued expenses related to regulatory and legal matters, and increased spend on the development of our BEV and FCEV trucks, partially offset by an increase in accounts receivable, net and prepaid expenses and other current assets.
Net cash used in operating activities was $80.6 million for the year ended December 31, 2019. The most significant component of our cash used during this period was a net loss of $88.7 million, which included non-cash charges of $8.0 million for in-kind services, $4.9 million related to stock-based compensation, loss of $3.3 million related to the change in fair value of our Series A redeemable convertible preferred stock warrant liability, and $2.3 million related to depreciation and amortization expense, and net cash outflows of $10.6 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of a decrease in accounts payable and accrued expenses and other current liabilities of $9.4 million, primarily related to the completion of certain outside development projects and settlement of related liabilities.
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
Net cash used in investing activities was $207.5 million for the year ended December 31, 2021, which was primarily due to purchases and deposits for property and equipment, including costs of construction for our Coolidge manufacturing facility and purchases of capital equipment of $179.3 million, $25.0 million in cash paid for investment in WVR, and $3.4 million paid to settle the first price differential with WVR.
Net cash used in investing activities was $31.1 million for the year ended December 31, 2020, which was primarily due to purchases and deposits for property and equipment, including construction for our Coolidge manufacturing facility and purchases of capital equipment of $22.3 million and $8.8 million in cash paid for investment in the joint venture.
Net cash used in investing activities was $39.3 million for the year ended December 31, 2019, which was primarily due to purchases and deposits on capital equipment of $21.1 million, and $18.2 million related to the construction of our headquarters.
Cash Flows from Financing Activities
Through December 31, 2021, we have financed our operations through proceeds from sales of redeemable convertible preferred stock, the Business Combination, the PIPE, and redemption of warrants.
Net cash provided by financing activities was $187.6 million for the year ended December 31, 2021, which was primarily due to proceeds from the First Tumim Purchase Agreement of approximately $163.8 million, net proceeds from issuance of the promissory note for $24.6 million, proceeds from the exercises of stock options of $4.8 million, partially offset by a $4.1 million payment of our term loan.
Net cash provided by financing activities was $941.1 million for the year ended December 31, 2020, which was primarily due to net proceeds of $616.7 million from the Business Combination and the PIPE, the proceeds from the exercise of public and private warrants of $264.5 million, proceeds from the issuance of Legacy Nikola's Series D redeemable convertible preferred stock, net of issuance costs, of $50.3 million, proceeds from the exercises of stock options of $9.7 million and proceeds from tenant allowances for the construction of our headquarters of $0.9 million, offset by payments on our finance lease liability of $1.0 million.

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
Contractual Obligations and Commitments
For a description of our contractual obligations such as debt, leases, purchase and other contractual obligations, see Note 5, Leases, Note 9, Debt and Finance Lease Liabilities, and Note 14, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
Since the date of incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve valuation of our stock-based compensation, including the fair value of common stock and market-based restricted stock units, the valuations of warrant liabilities, derivative liabilities, the WVR Put Right and Price Differential and redeemable convertible preferred stock tranche liability, estimates related to our lease assumptions, contingent liabilities, including litigation reserves, and inventory valuation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
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
•Expected Volatility—As our shares have limited history, the volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.
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
Common Stock Warrants
Common stock warrants issued with debt, equity or as standalone financial instruments are recorded as either liabilities or equity in accordance with the applicable accounting guidance. Warrants recorded as equity are recorded at their fair value determined at the issuance date and are not remeasured after that. Warrants recorded as liabilities are recorded at their fair value and remeasured on each reporting date with changes in estimated fair value of common stock warrant liability in the consolidated statement of operations.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021 and 2020, we had cash and cash equivalents of $497.2 million and $840.9 million, respectively, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
For the year ended December 31, 2021 and 2020, we recorded a $1.4 million gain and $0.8 million loss, respectively, for foreign currency adjustments. There was no material foreign currency loss for the year ended December 31, 2019.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nikola Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Nikola Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nikola Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021 and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nikola Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nikola Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Warrant Liability

Description of the Matter
The fair value of the Warrant Liability as of December 31, 2021 totaled $4.3 million. The fair value adjustments for the Warrant Liability during the year ended December 31, 2021 totaled $3.1 million. As discussed in Note 2 to the consolidated financial statements, the Warrant Liability was valued each reporting period using a Black-Scholes model that utilized various assumptions, including term, stock price, volatility, risk free rate and dividend yield, to calculate the fair value of the Warrant Liability. The volatility assumption was the most critical assumption as it had the most significant effect on the fair value of the Warrant Liability. The volatility assumption was calculated using the equity volatilities of guideline public companies, which were selected based on the similarity of their operations to that of the Company.

Auditing the fair value of the Warrant Liability was challenging due to the judgmental nature of selecting an appropriate valuation model and the model’s assumptions, especially the guideline public companies used to determine the volatility assumption.

How We Addressed the Matter in Our Audit
To test the fair value of the Warrant Liability, our audit procedures included, among others, assessing the appropriateness of the use of the Black-Scholes model and accuracy of the underlying calculation, including testing the assumptions used to calculate the fair value of the Warrant Liability. We compared the term, stock price, risk free rate and dividend yield to readily available information as of the valuation dates for each reporting period. For the volatility assumption, we assessed the suitability of the guideline public companies used based on the similarity of their operations to that of the Company, compared the equity volatilities of the guideline public companies used in the estimate to actual stock price performance, and we developed an independent range of volatility based on the cumulative volatilities of the guideline public companies adjusted for the relative size of the Company as compared to the guideline public companies. We involved our specialists to assist us with evaluating the Black-Scholes model, as well as to perform comparative range calculations using the assumptions previously discussed.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.

Phoenix, Arizona
February 24, 2022

NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$497,241	$840,913
Restricted cash and cash equivalents	—	4,365
Inventory	11,597	—
Prepaid in-kind services	—	46,271
Prepaid expenses and other current assets	15,891	5,368
Total current assets	524,729	896,917
Restricted cash and cash equivalents	25,000	4,000
Long-term deposits	27,620	17,687
Property, plant and equipment, net	244,377	71,401
Intangible assets, net	97,181	50,050
Investment in affiliates	61,778	8,420
Goodwill	5,238	5,238
Other assets	3,896	—
Total assets	$989,819	$1,053,713
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$86,982	$29,364
Accrued expenses and other current liabilities	93,487	17,739
Debt and finance lease liabilities, current	140	5,170
Total current liabilities	180,609	52,273
Long-term debt and finance lease liabilities, net of current portion	25,047	13,956
Operating lease liabilities	2,263	—
Warrant liability	4,284	7,335
Other long-term liabilities	84,033	—
Deferred tax liabilities, net	11	8
Total liabilities	296,247	73,572
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 413,340,550 and 391,041,347 shares issued and outstanding as of December 31, 2021 and 2020, respectively	41	39
Additional paid-in capital	1,944,341	1,540,037
Accumulated deficit	(1,250,612)	(560,174)
Accumulated other comprehensive income (loss)	(198)	239
Total stockholders' equity	693,572	980,141
Total liabilities and stockholders' equity	$989,819	$1,053,713
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Solar revenues	$—	$95	$482
Cost of solar revenues	—	72	271
Gross profit	—	23	211
Operating expenses:
Research and development	292,951	185,619	67,514
Selling, general, and administrative	400,575	182,724	20,692
Impairment expense	—	14,415	—
Total operating expenses	693,526	382,758	88,206
Loss from operations	(693,526)	(382,735)	(87,995)
Other income (expense):
Interest income (expense), net	(481)	202	1,456
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	—	(3,339)
Loss on forward contract liability	—	(1,324)	—
Revaluation of warrant liability	3,051	13,448	—
Other income (expense), net	4,102	(846)	1,373
Loss before income taxes and equity in net loss of affiliates	(686,854)	(371,255)	(88,505)
Income tax expense (benefit)	4	(1,026)	151
Loss before equity in net loss of affiliates	(686,858)	(370,229)	(88,656)
Equity in net loss of affiliates	(3,580)	(637)	—
Net loss	(690,438)	(370,866)	(88,656)
Premium paid on repurchase of redeemable convertible preferred stock	—	(13,407)	(16,816)
Net loss attributable to common stockholders	$(690,438)	$(384,273)	$(105,472)

Net loss per share attributable to common stockholders:
Basic	$(1.73)	$(1.15)	$(0.40)
Diluted	$(1.74)	$(1.18)	$(0.40)
Weighted-average shares outstanding:
Basic	398,655,081	335,325,271	262,528,769
Diluted	398,784,392	335,831,033	262,528,769

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(690,438)	$(370,866)	$(88,656)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(437)	239	—
Comprehensive loss	$(690,875)	$(370,627)	$(88,656)

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	76,817,224	$278,062	60,166,667	$1	$6,742	$(98,565)	$—	$(91,822)
Retroactive application of recapitalization	(76,817,224)	(278,062)	200,239,676	25	278,037	—	—	278,062
Adjusted balance, beginning of period	—	—	260,406,343	26	284,779	(98,565)	—	186,240
Issuance of Series D redeemable convertible preferred stock, net of $4,700 issuance costs (1)	—	—	6,671,998	1	60,304	—	—	60,305
Issuance of Series D redeemable convertible preferred stock for in-kind contribution (1)	—	—	5,953,515	—	58,000	—	—	58,000
Exercise of Series A redeemable convertible preferred stock warrants (1)	—	—	1,368,720	—	6,116	—	—	6,116
Repurchase of Series B redeemable convertible preferred stock (1)	—	—	(3,575,750)	—	(30,259)	(1,097)	—	(31,356)
Exercise of stock options	—	—	1,266	—	1	—	—	1
Stock-based compensation	—	—	—	—	4,858	—	—	4,858
Cumulative effect of ASU 2018-07 adoption	—	—	—	—	162	(162)	—	—
Net loss	—	—	—	—	—	(88,656)	—	(88,656)
Balance as of December 31, 2019	—	$—	270,826,092	$27	$383,961	$(188,480)	$—	$195,508
Issuance of Series D redeemable convertible preferred stock, net of $8,403 issuance costs (1)	—	—	6,581,340	1	56,249	—	—	56,250
Issuance of Series D redeemable convertible preferred stock for in kind contribution (1)	—	—	9,443,353	1	91,998	—	—	91,999
Business Combination and PIPE financing	—	—	72,272,942	7	594,515	—	—	594,522
Exercise of stock options	—	—	8,716,423	—	9,863	—	—	9,863
Issuance of shares for RSU awards	—	—	194,306	—	—	—	—	—
Stock-based compensation	—	—	—	—	137,991	—	—	137,991
Common stock issued for warrants exercised	—	—	23,006,891	3	265,460	—	—	265,463
Cumulative effect of ASU 2016-02 adoption	—	—	—	—	—	(828)	—	(828)
Net loss	—	—	—	—	—	(370,866)	—	(370,866)
Other comprehensive income	—	—	—	—	—	—	239	239
Balance as of December 31, 2020	—	$—	391,041,347	$39	$1,540,037	$(560,174)	$239	$980,141
Exercise of stock options	—	—	3,472,267	1	4,571	—	—	4,572
Issuance of shares for RSU awards	—	—	2,523,328	—	—	—	—	—
Common stock issued for commitment shares	—	—	407,743	—	5,564	—	—	5,564
Common stock issued for investment in affiliates, net of common stock with embedded put right	—	—	1,682,367	—	19,139	—	—	19,139
Reclassification from mezzanine equity to equity after elimination of put right	—	—	—	—	5,532	—	—	5,532
Issuance of common stock under Tumim Purchase Agreements	—	—	14,213,498	1	163,787	—	—	163,788
Stock-based compensation	—	—	—	—	205,711	—	—	205,711
Net loss	—	—	—	—	—	(690,438)	—	(690,438)
Other comprehensive loss	—	—	—	—	—	—	(437)	(437)
Balance as of December 31, 2021	—	$—	413,340,550	$41	$1,944,341	$(1,250,612)	$(198)	$693,572
(1) Issuance of redeemable convertible preferred stock and convertible preferred stock warrants have been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(690,438)	$(370,866)	$(88,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,231	6,008	2,323
Stock-based compensation	205,711	137,991	4,858
Revaluation of Series A redeemable convertible preferred stock warrant liability	—	—	3,339
Non-cash in-kind services	46,271	45,729	8,000
Loss on forward contract liability	—	1,324	—
Impairment expense	—	14,415	—
Equity in net loss of affiliates	3,580	637	—
Revaluation of warrant liability	(3,051)	(13,448)	—
Issuance of common stock for commitment shares	5,564	—	—
Inventory write-downs	4,927	—	—
Other non-cash activity	1,626	(1,063)	151
Changes in operating assets and liabilities:
Inventory	(17,412)	—	—
Prepaid expenses and other current assets	(10,967)	(928)	(606)
Accounts payable, accrued expenses and other current liabilities	96,144	29,668	(9,366)
Long-term and customer deposits	(4,721)	—	—
Other assets	(1,216)	—	—
Operating lease liabilities	(50)	—	—
Other long-term liabilities	48,647	—	(670)
Net cash used in operating activities	(307,154)	(150,533)	(80,627)
Cash flows from investing activities
Purchases and deposits for property, plant and equipment	(179,269)	(22,324)	(21,100)
Investments in affiliates	(25,000)	(8,817)	—
Settlement of first price differential	(3,412)	—	—
Proceeds from sale of equipment	200	—	—
Cash paid towards build-to-suit lease	—	—	(18,202)
Net cash used in investing activities	(207,481)	(31,141)	(39,302)
Cash flows from financing activities
Proceeds from the exercise of Series A redeemable convertible preferred stock warrants	—	—	2,160
Repurchase of Series B redeemable convertible preferred stock from related parties, net of issuance costs paid	—	—	(31,356)
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs paid	—	50,349	65,000
Business Combination and PIPE financing, net of issuance costs paid	—	616,726	—
Proceeds from the exercise of stock options	4,785	9,650	1
Proceeds from the exercise of stock warrants, net of issuance costs paid	—	264,548	—
Proceeds from issuance of shares under the Tumim Purchase Agreement	163,788	—	—
Proceeds from landlord on finance lease	—	889	—
Payments on finance lease liability	(863)	(1,042)	—
Proceeds from issuance of promissory note, net of issuance costs	24,632	—	—
Proceeds from note payable	—	4,134	—
Payment of note payable	(4,100)	(4,134)	—
Payment for issuance costs	(644)	—	—
Net cash provided by financing activities	187,598	941,120	35,805
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(327,037)	759,446	(84,124)
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	849,278	89,832	173,956
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$522,241	$849,278	$89,832
See accompanying notes to consolidated financial statements.

Supplemental cash flow disclosures:
Cash paid for interest	$797	$884	$96
Cash interest received	$512	$703	$1,437
Cash paid for income taxes, net of refunds	$—	$—	$2
Supplemental noncash investing and financing activities:
Purchases of property, plant and equipment included in liabilities	$27,510	$6,751	$1,094
Property acquired through build-to-suit lease	$—	$—	$3,243
Non-cash acquisition of license	$—	$—	$50,000
Accrued Series D redeemable convertible preferred stock issuance costs	$—	$—	$4,695
Non-cash prepaid in-kind services	$—	$46,271	$—
Accrued Business Combination and PIPE transaction costs	$—	$285	$—
Net liabilities assumed from VectoIQ	$—	$21,919	$—
Settlement of forward contract liability	$—	$1,324	$—
Stock option proceeds receivable	$—	$213	$—
Leased assets obtained in exchange for new finance lease liabilities	$646	$—	$—
Common stock issued for commitment shares	$5,564	$—	$—
Common stock issued for investments in affiliates, including common stock with embedded put right	$32,376	$—	$—
Acquired intangible assets included in liabilities	$47,181	$—	$—
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION
(a)Overview
Nikola Corporation ("Nikola" or the "Company") is a designer and manufacturer of heavy-duty commercial battery-electric and hydrogen-electric vehicles and energy infrastructure solutions.
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
(b)Basis of Presentation
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
As of the date of this Annual Report on Form 10-K, the Company's existing cash resources and existing borrowing availability are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company's existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
(b)Comprehensive Loss
Comprehensive loss represents the net loss for the period adjusted for other comprehensive income (loss). Other comprehensive income (loss) is comprised of currency translation adjustments relating to the Company's equity method investment whose functional currency is not the U.S. dollar.
(c)Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company's most significant estimates and judgments involve valuation of the Company's stock-based compensation, including the fair value of common stock and market-based restricted stock units, the valuations of warrant liabilities, derivative liabilities, the Put Right, Price Differential and redeemable convertible preferred stock tranche liability, estimates related to the Company's lease assumptions, contingent liabilities, including litigation reserves, and inventory valuation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
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
(f)Concentration of Supplier Risk
The Company is subject to risks related to its dependence on suppliers as some of the components and technologies used in the Company’s products are produced by a limited number of sources or contract manufacturers. The inability of these suppliers to deliver necessary components in a timely manner, at prices and quantities acceptable to the Company may cause the Company to incur transition costs to other suppliers and could have a material and adverse impact on the Company’s business, growth and financial and operating results.
(g)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of December 31, 2021 and 2020 the Company had $497.2 million and $840.9 million of cash and cash equivalents, which included cash equivalents of $463.9 million and $827.1 million highly liquid investments at December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, the Company had $25 million and $8.4 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and primarily consists of securitization of the Company's letter of credit and term loan, and refundable customer deposits.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$497,241	$840,913	$85,688
Restricted cash and cash equivalents—current	—	4,365	—
Restricted cash and cash equivalents—non-current	25,000	4,000	4,144
Cash, cash equivalents and restricted cash and cash equivalents	$522,241	$849,278	$89,832
(h)Fair Value of Financial Instruments
The carrying value and fair value of the Company's financial instruments are as follows:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$463,867	$—	$—	$463,867

Liabilities
Warrant liability	$—	$—	$4,284	$4,284
Derivative liability	—	—	4,189	4,189

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$827,118	$—	$—	$827,118
Restricted cash equivalents—money market	4,100	—	—	4,100

Liabilities
Warrant liability	$—	$—	$7,335	$7,335
During 2019, the Company recognized a $3.3 million loss as a component of other income (expense) on the consolidated statements of operations for the remeasurement of the Series A redeemable convertible preferred stock warrant liability. As of December 31, 2019, all Series A redeemable convertible preferred stock warrants were exercised, upon which time the Company reclassified the warrant liability to additional paid-in capital on the consolidated balance
The following table represents the significant unobservable inputs used in determining the fair value of the redeemable convertible preferred stock warrant liability:

For the Year Ended December 31,
2019
Risk-free interest rate	1.48% - 2.41%
Expected term (in years)	0 - 0.75
Expected dividend yield	—
Expected volatility	70%
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

Warrant Liability
Estimated fair value at December 31, 2019	$—
Warrant liability assumed from the Business Combination	21,698
Change in estimated fair value	(13,448)
Settlement of warrant liability	(915)
Estimated fair value at December 31, 2020	7,335
Change in fair value	(3,051)
Estimated fair value at December 31, 2021	$4,284
The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of December 31,
	2021	2020
Stock price	$9.87	$15.26
Exercise price	$11.50	$11.50
Remaining term (in years)	3.42	4.42
Volatility	90%	75%
Risk-free rate	1.03%	0.30%
Expected dividend yield	—	—
On June 22, 2021 (the "WVR Closing Date"), the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Wabash Valley Resources LLC (“WVR”) and the sellers party thereto (collectively, the “Sellers”), pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for cash and the Company’s common stock (see Note 7, Investments in Affiliates). Under the original MIPA, each Seller had a right but not the obligation, in its sole discretion, to cause the Company to purchase a portion of such Seller's Shares outside the specified blackout windows, at $14.86 per share of common stock (the "Put Right") with a maximum common share repurchase of $10.0 million in aggregate. As of the WVR Closing Date, the potential cash settlement from the shares of common stock subject to the Put Right and the fair value of the embedded Put Right was recorded in temporary equity.
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
On September 13, 2021, the Company entered into an Amended Membership Interest Purchase Agreement (the "Amended MIPA") with WVR and the Sellers, pursuant to which the Seller's rights to cause the Company to purchase a portion of such Seller's shares, the Put Right, was removed in its entirety and replaced with the first price differential and second price differential (together the "Price Differential"). The first price differential is equal to $14.86 (the "Issue Price"), less the average closing price for shares of the Company's common stock for the 15 consecutive days immediately following September 20,

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
2021. The second price differential is equal to the Issue Price less the average closing price for shares of the Company's common stock for the five consecutive days immediately following June 20, 2022. If the first price differential is positive, the Company is obligated to pay to each Seller an amount equal to the product of 50% of such Seller's portion of the closing stock consideration and the first price differential on October 12, 2021. If the second price differential is positive, the Company is obligated to pay to each Seller an amount equal to the product of 50% of such Seller's portion of the closing stock consideration and the second price differential on June 28, 2022. Under the Amended MIPA, the Company's maximum obligation is $10.0 million in aggregate.
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
The derivative liability is remeasured to its fair value at each reporting period and upon settlement. In accordance with the Amended MIPA, the first price differential with the WVR Sellers was settled for $3.4 million in the fourth quarter of 2021.
The derivative liability was remeasured at each reporting period with changes in its fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the derivative liability was as follows:

Derivative Liability
Estimated fair value at September 13, 2021	$7,705
Change in estimated fair value	(104)
Settlement of first price differential	(3,412)
Estimated fair value at December 31, 2021	$4,189
The fair value of the derivative liability, a level 3 measurement, was estimated using a Monte Carlo simulation model. The application of the Monte Carlo simulation model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	December 31, 2021	September 13, 2021
Stock Price	$9.87	$10.03
Strike Price	$14.86	$14.86
Volatility	100%	95%
Risk-free rate	0.18%	0.07%
(i)Inventory
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs to complete and transport. Additionally, the Company periodically writes-off the excess and obsolete inventory based upon damaged or impaired goods and expectations about future demand and production plans.
(j)Investments
Variable Interest Entities
The Company may enter into investments in entities that are considered variable interest entities ("VIE") under ASC 810, Consolidations. A VIE is an entity that has either insufficient equity to permit the entity to finance its activities without additional subordinated financial support or equity investors who lack the characteristics of a controlling financial interest. If the Company is a primary beneficiary of a VIE, it is required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has both the power to direct the activities that most

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the Company. If the Company is not the primary beneficiary and an ownership interest is held in the entity, the interest is accounted for under the equity method of accounting. The Company continuously assesses whether it is the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in changing conclusions.
Equity Method
Investments in which the Company can exercise significant influence, but do not control, are accounted for using the equity method and are presented on the consolidated balance sheets. The Company’s share of the net earnings or losses of the investee is presented within the consolidated statements of operations. The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Distributions received from equity method investees are presented in the consolidated statements of cash flows based on the cumulative earnings approach, whereby distributions received from equity method investments are classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. Refer to Note 7, Investments in Affiliates, for further discussion.
(k)Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation is generally computed on a straight-line basis over estimated useful life of the respective assets, except for tooling which is depreciated using the consumption method over the estimated productive life of the asset. The useful lives of the Company's assets are as follows:

Machinery and equipment	5 to 20 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or lease term
Software	3 years
Buildings	30 to 40 years
Deposits on equipment are classified from long-term deposits to property and equipment upon receipt or transfer of title of the related equipment.
(l)Leases
The Company determines if an arrangement is or contains a lease at inception. This determination depends on whether the arrangement conveys the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed if the Company obtains the right to direct the use of and obtains substantially all of the economic benefits from using the underlying asset. The Company classifies leases with contractual terms greater than 12 months as either operating or finance. Leases with terms of 12 months or less are not recognized as right-of-use assets or lease liabilities on the consolidated balance sheets pursuant to the short-term lease exclusion.
Lease liabilities are recognized based on the present value of lease payments, reduced by lease incentives, at the lease commencement date. The Company uses an incremental borrowing rate to determine the present value of lease payments when the rate implicit in the lease is not readily determinable. The Company's incremental borrowing rate is the rate of interest that it would have to pay to borrow an amount equal to the lease payments, on a collateralized basis and in a similar economic environment over a similar term.
Lease assets are recognized based on the related lease liabilities, plus any prepaid lease payments and initial direct costs from executing the leasing arrangement. The lease term includes the base, non-cancelable lease term, and any options to extend or terminate the lease when it is reasonably certain, at commencement, that the Company will exercise such options.
Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful life of the assets or the lease term. The interest component of a finance lease is included in “Interest income (expense), net” and recognized using the effective interest method over the lease term. Operating lease assets are amortized on a straight-line basis over the term of the

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
lease. Leases with terms of 12 months or less at commencement are expensed over the lease term. The Company has also elected not to separate lease and non-lease components within a leasing arrangement related to the Company's existing classes of assets. Non-lease components primarily include payments for maintenance and utilities.
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
There was no impairment of goodwill for the years ended December 31, 2021, 2020 and 2019.
(n)Intangible Assets with Indefinite Useful Lives
The Company's prior acquisitions resulted in value assigned to in-process R&D related to the Company's Powersports business unit. In-process R&D has an indefinite useful life until completion or abandonment of the associated R&D efforts. If abandoned, the assets would be impaired. If the activities are completed, a determination is made regarding the useful lives of the assets and the methods of amortization.
The Company is required to test its in-process R&D assets for impairment annually using the guidance for indefinite-lived intangible assets. The Company's evaluation consists of first assessing qualitative factors to determine if impairment of the asset is more likely than not. If it is more likely than not that the asset is impaired, the Company determines the fair value of the in-process R&D asset and records an impairment charge if the carrying amount exceeds the fair value.
During the fourth quarter of 2020, the Company ceased operations related to the Powersports business unit in order to focus on the Company's primary mission of commercial production of semi-trucks and construction of hydrogen fueling stations. All employees in the Powersports business unit were transferred to the Truck and Energy business units within the Company. As a result, the Company recorded impairment expense related to its in-process R&D during 2020. There were no impairments of indefinite-lived intangible assets for the years ended December 31, 2021 and 2019. See Note 6, Intangible Assets, Net, for further discussion.
For intangible assets acquired in a non-monetary exchange, the estimated fair value of the shares transferred are used to establish their recorded values.
(o)Long-Lived Assets and Finite Lived Intangibles
The Company has finite lived intangible assets for licenses. The Company reviews its long-lived assets and finite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events and circumstances the Company monitors and considers include significant decreases in the market price of similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flow it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset.
During the fourth quarter of 2020, the Company ceased use of its Powersports business unit and recorded an impairment charge for certain of its long-lived assets and finite lived intangibles related to the Powersports business unit for the year ended December 31, 2020. There were no impairments of long-lived assets for the years ended December 31, 2021 and 2019. See Note 4, Balance Sheet Components, and Note 6, Intangible Assets, Net, for further discussion.
(p)Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
A valuation allowance is recognized when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2021 and 2020. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.
(q)Stock-based Compensation
The Company recognizes the cost of stock-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. The Company reverses previously recognized costs for unvested awards in the period forfeitures occur. The Company determines the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the fair value of common stock, expected price volatility of common stock, expected term, risk-free interest rates, and expected dividend yield. The fair value of restricted stock unit ("RSU") awards is determined using the closing price of the Company's common stock on the grant date. The fair value of market based RSU awards ("Market Based RSUs") is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award.
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
(s)Warrant Liability
The Company may issue common stock warrants with debt, equity or as a standalone financing instruments that are recorded as either liabilities or equity in accordance with the respective accounting guidance. Warrants recorded as equity are recorded at their relative fair value determined at the issuance date and remeasurement is not required. Warrants recorded as liabilities are recorded at their fair value, within warrant liability on the consolidated balance sheets, and remeasured on each reporting date with changes recorded in "Revaluation of warrant liability" on the Company's consolidated statements of operations.
(t)Research and Development Expense
Research and development expense consist of outsourced engineering services, allocated facilities costs, depreciation, internal engineering and development expenses, materials, labor, stock-based compensation related to development of the Company's products and services, and expenses related to operating the Coolidge manufacturing plant until the start of commercial production. Research and development costs are expensed as incurred.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(u)Selling, General, and Administrative Expense
Selling, general, and administrative expense consist of personnel related expenses for corporate, executive, finance, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, and marketing costs. Personnel related expenses consist of salaries, benefits, and stock-based compensation.
Advertising expense is expensed as incurred and was $1.9 million, $0.7 million and $2.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(v)Other Income (Expense)
Other income (expense) consist of grant income received from various governmental entities, foreign currency gains and losses, unrealized gains and losses on investments, revaluation gains and losses on the derivative liability, and gains and losses on the sale of equipment. Grant income is recognized as income over the periods necessary to match the income on a systematic basis to the costs that it is intended to compensate.
For the year ended December 31, 2021 and 2020, the Company recognized a $1.4 million gain and $0.8 million loss, respectively, related to foreign currency adjustments. For the year ended December 31, 2019 foreign currency gains and losses were immaterial.
(w)Net Loss Per Share
Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period.
Diluted net loss per share is computed by dividing net loss, adjusted for the revaluation of warrant liability, by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the warrants. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents.
(x)Recent Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-10, Government Assistance, to increase transparency of government assistance which requires annual disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for annual periods beginning after December 15, 2021 and early adoption is permitted. The Company plans to adopt ASU 2021-10 for the year ended December 31, 2022, and is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
(y)Recently Adopted Accounting Pronouncements
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
In December 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the ASU on January 1, 2021 and it did not have a material impact on the Company's consolidated financial statements.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

3. BUSINESS COMBINATIONS (Continued)

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
The number of shares of common stock issued immediately following the consummation of the Business Combination were as follows:

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
4. BALANCE SHEET COMPONENTS
Inventory
Inventory consists of the following:

As of
December 31, 2021
Raw materials	$7,344
Work-in-process	4,253
Total inventory	$11,597

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
4. BALANCE SHEET COMPONENTS (Continued)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at December 31, 2021 and 2020, respectively:

	As of December 31,
	2021	2020
Deferred implementation costs(1)	$2,443	$511
Non-trade receivables(2)	2,717	—
Prepaid expenses and other current assets	10,731	4,857
Total prepaid expenses and other current assets	$15,891	$5,368
(1) The capitalized costs are amortized on a straight-line basis over the non-cancellable contract term of five years. The Company recorded an immaterial amount to amortization expense on the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.
(2) For the year ended December 31, 2021, the Company recognized government grant income totaling $2.4 million in connection with the Arizona Qualified Facility Tax Credit (“QFTC”). As U.S. GAAP does not contain authoritative accounting standards on this topic, the Company accounted for the QFTC by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, the grant is recognized on a systematic basis over the periods in which the qualifying expenses are incurred when it is determined that receipt of the grant is no longer contingent. As of December 31, 2021, the Company recognized $1.2 million in "Prepaid expenses and other current assets" and $1.2 million in "Other assets" on the consolidated balance sheets.
Property, Plant and Equipment, Net
Property and equipment consist of the following at December 31, 2021 and 2020, respectively:

	As of December 31,
	2021	2020
Buildings	$104,333	$—
Construction-in-progress	103,515	21,218
Machinery and equipment	36,551	14,820
Furniture and fixtures	1,480	1,480
Leasehold improvements	2,883	1,488
Software	7,562	4,285
Finance lease assets	646	34,775
Other	3,914	1,750
Property, plant and equipment, gross	260,884	79,816
Less: accumulated depreciation and amortization	(16,507)	(8,415)
Total property, plant and equipment, net	$244,377	$71,401
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $8.2 million, $6.0 million and $2.3 million, respectively.
Construction-in-progress on the Company's consolidated balance sheets as of December 31, 2021 relates primarily to the continued expansion of the Company's manufacturing plant in Coolidge, Arizona, and build-out of the Company's headquarters and R&D facility in Phoenix, Arizona.
For the year ended December 31, 2020, the Company expensed $2.0 million of construction-in-progress and machinery and equipment, net of accumulated depreciation, to impairment expense on the consolidated statements of operations. These assets were related to the Powersports business unit whose operations ceased in the fourth quarter of 2020. The Company had no impairment expense for the years ended December 31, 2021 and 2019.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
4. BALANCE SHEET COMPONENTS (Continued)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31, 2021 and 2020, respectively:

	As of December 31,
	2021	2020
Settlement liability	$50,000	$—
Accrued purchase of intangible asset	11,344	—
Goods received not yet invoiced	8,253	—
Accrued legal expenses	5,664	8,845
Derivative liability	4,189	—
Accrued payroll and payroll related expenses	2,521	1,105
Accrued purchases of property, plant and equipment	2,817	2,533
Accrued outsourced engineering services	1,134	2,514
Other accrued expenses	7,565	2,742
Total accrued expenses and other current liabilities	$93,487	$17,739

5. LEASES
As of December 31, 2021 the Company leased various buildings for warehousing and office space, as well as various IT equipment under noncancellable operating and finance leases expiring at various dates through December 2026. The Company's leases as of December 31, 2021, do not contain options to renew that the Company has deemed reasonably certain to exercise. The Company's lease agreements do not contain material residual value guarantees or material restrictive covenants.
In February 2018, the Company entered into a non-cancellable lease agreement and purchase option for the headquarters and R&D facility in Phoenix, Arizona. The lease commenced in September 2018, with a term of 11.75 years. During the third quarter of 2021, the Company issued a notice indicating its intent to exercise the purchase option for $25.1 million. As of the issuance of the notice, the lease liability was remeasured resulting in a $10.5 million remeasurement adjustment to the lease liability and a corresponding increase to the finance lease asset.
During the fourth quarter of 2021, the purchase of the headquarters and R&D facility closed resulting in the derecognition of the related finance lease liability balance of $24.7 million and reclassification of the finance lease asset balance to buildings. The purchase was financed with the issuance of a $25.0 million Promissory Note, refer to Note 9, Debt and Finance Lease Liabilities.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5. LEASES (Continued)
The following table summarizes the effects of finance and operating lease costs in the Company's consolidated statements of operations for the year ended December 31, 2021:

	Consolidated Statements of Operations Caption	Year Ended December 31,
		2021	2020
Operating lease cost:
Lease cost	Research and development and Selling, general and administrative	$130	$—
Variable lease cost(1)	Research and development and Selling, general and administrative	26	—
Total operating lease cost		156	—

Short-term lease cost	Research and development and Selling, general and administrative	1,155	19

Finance lease cost:
Amortization of right of use assets	Research and development and Selling, general and administrative	2,758	3,312
Interest on lease liabilities	Interest income (expense), net	789	782
Variable lease cost(1)	Research and development and Selling, general and administrative	738	744
Total finance lease cost		4,285	4,838

Total lease cost		$5,596	$4,857
(1)Variable lease costs were not included in the measurement of the operating and finance lease liabilities and primarily include property taxes, property insurance and common area maintenance expenses.
Supplemental balance sheet information related to leases is as follows:

	Classification	As of December 31,
		2021	2020
Assets
Finance lease assets, net	Property, plant and equipment, net	$570	$31,463
Operating lease assets	Other assets	2,681	—
Total lease assets		$3,251	$31,463

Liabilities
Current:
Finance lease liabilities	Debt and finance lease liabilities, current	$140	$1,070
Operating lease liabilities	Accrued expenses and other current liabilities	475	—
Non-current:
Finance lease liabilities	Long-term debt and finance lease liabilities, net of current portion	408	13,956
Operating lease liabilities	Operating lease liabilities	2,263	—
Total lease liabilities		$3,286	$15,026

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5. LEASES (Continued)

	As of December 31,
	2021	2020
Weighted average remaining lease term (years)
Finance leases	3.91	9.50
Operating leases	4.81	—
Weighted average discount rate
Finance leases	4.69%	5.00%
Operating leases	4.00%	—%
Supplemental cash flow information relates to leases is as follows:

	As of December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow for finance leases	$789	$—
Operating cash flow for operating leases	72	—

Leased assets obtained in exchange for lease liabilities
Finance leases	$646	$—
Operating leases	2,788	—
Maturities of the Company's lease liabilities are as follows:

Years Ended December 31,	Finance leases	Operating leases	Total
2022	$162	$577	$739
2023	163	625	788
2024	154	643	797
2025	69	617	686
2026	51	562	613
Thereafter	—	—	—
Total lease payments	$599	$3,024	$3,623
Less: imputed interest	51	286	337
Total lease liabilities	$548	$2,738	$3,286
Less: current portion	140	475	615
Long-term lease liabilities	$408	$2,263	$2,671
6. INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-Way Product and Platform license	$50,000	$—	$50,000
FCPM license	47,181	—	47,181
Total intangible assets	$97,181	$—	$97,181

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	$50,150	$(100)	$50,050
Total intangible assets	$50,150	$(100)	$50,050
Amortization expense for the years ended December 31, 2021, 2020, and 2019 was immaterial.
For the year ended December 31, 2020, the Company expensed $12.1 million of in-process R&D and $0.3 million of trademarks, net of accumulated amortization, previously included in intangible assets to impairment expense on the consolidated statements of operations. These assets were related to the Powersports business unit whose operations ceased in the fourth quarter of 2020. The Company had no impairment expense for the years ended December 31, 2021 and 2019.
As part of the Series D financing, the Company was granted a non-exclusive and non-transferable license to intellectual property used in the Iveco S-WAY Platform and Product, which is the cab over engine truck manufactured by Iveco S.p.A ("Iveco"), a wholly-owned subsidiary of CNH Industrial N.V. ("CNHI"). The material rights under the license agreement include the non-exclusive use of the S-WAY key technology to manufacture, distribute and service BEV and FCEV trucks and related components in the United States, and the ability to grant the use of the key technology to the Company's North American sub-suppliers. The Company intends to utilize the license solely in North America for the development of BEV and FCEV trucks. The fair value of the license was determined to be $50.0 million. In exchange for the license, the Company issued 5,132,291 shares of Series D redeemable convertible preferred stock to CNHI and its affiliates. The Company will amortize the license over a 7-year useful life, beginning at the start of commercial production, as it reflects the period over which the sales of BEV and FCEV trucks utilizing Iveco S-WAY platform are expected to contribute to the Company's cash flows. As of December 31, 2021, the Company has not started amortizing the license. The Company expects to start amortizing the license upon start of commercial production for the Tre BEV, in the first half of 2022.
During the third quarter of 2021, the Company was granted a non-exclusive and non-transferable license to intellectual property that will be used to adapt, further develop and assemble fuel cell power modules ("FCPMs") for use in the production of the Company's fuel cell electric vehicles ("FCEV"). The license was accounted for as an asset acquisition and the accumulated cost of the license was determined to be 40.0 million euros or $47.2 million. As of December 31, 2021, the Company recognized 10.0 million euros or $11.3 million in "Accrued expenses and other current liabilities" and 30.0 million euros or $34.0 million in "Other long-term liabilities" on the consolidated balance sheets, related to the payments for the license, which will be made in four installments from 2022 through 2023. The Company will amortize the license beginning at the start of production for FCEVs. As of December 31, 2021, the Company has not started amortizing the license.
Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years Ended December 31,	Amortization
2022	$5,357
2023	10,285
2024	13,428
2025	13,428
2026	13,428
Thereafter	41,255
Total	$97,181

7. INVESTMENTS IN AFFILIATES

Investments in unconsolidated affiliates accounted for under the equity method consisted of the following:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

		As of December 31,
	Ownership	2021	2020
Nikola Iveco Europe GmbH	50%	$4,083	$8,420
Wabash Valley Resources LLC	20%	57,695	—
		$61,778	$8,420
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
As of December 31, 2021, the Company's maximum exposure to loss was $16.0 million, which represents the book value of the Company's equity interest and guaranteed debt obligations of $11.9 million.
Wabash Valley Resources LLC
On June 22, 2021, the Company entered into a MIPA with WVR and the Sellers, pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for $25.0 million in cash and 1,682,367 shares of the Company's common stock. WVR is developing a clean hydrogen project in West Terre Haute, Indiana, including a hydrogen production facility. The common stock consideration was calculated based on the 30-day average closing stock price of the Company, or $14.86 per share, and the Company issued 1,682,367 shares of its common stock. As of the WVR Closing Date, the fair value of the stock consideration and Put Right was $32.4 million, based upon the closing price of the Company's common stock as of the WVR Closing date and fair value of the embedded Put Right (see Note 2, Summary of Significant Accounting Policies).
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Refer below for a reconciliation of the fair value of the Company's initial investment in WVR:

Initial investment in WVR
Common stock issued for investment in affiliates including common stock subject to Put Right	$29,139
Cash consideration for investment in affiliates	25,000
Fair value of cash and common stock consideration for WVR	54,139
Fair value of embedded Put Right	3,237
Total investment in affiliates	$57,376
Included in the initial carrying value was a basis difference of $55.5 million due to the difference between the cost of the investment and the Company's proportionate share of WVR's net assets. The basis difference is primarily comprised of property, plant, and equipment and intangible assets.
8. RELATED PARTY TRANSACTIONS
Related Party Aircraft Charter Agreement
In 2019, the Company entered into an aircraft charter arrangement with the Company’s former Executive Chairman of the board of directors of the Company and Legacy Nikola's former Chief Executive Officer to reimburse him for the flight hours incurred for Company use on his personal aircraft. These flight hours were related to business travel by the former Executive Chairman and other members of the executive team to business meetings and trade conferences, as well as the former Executive Chairman's commute between the Company’s headquarters in Phoenix, Arizona, and his residence in Utah. The Company recognized expenses of $1.6 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, for the business use of the aircraft. As of December 31, 2020 the Company had no outstanding accounts payable and accrued expenses to the former Executive Chairman for the business use of the aircraft. The aircraft charter arrangement was terminated effective October 2020.
Related Party Income and Accounts Receivable
During 2020 and 2019 the Company recorded immaterial amounts for the provision of solar installation services to the former Executive Chairman, which are billed on time and materials basis. As of December 31, 2020, the Company had no outstanding accounts receivable related to solar installation services to the former Executive Chairman. Solar installation services were terminated effective October 2020.
Related Party Stock Options
In December 2018, the former Executive Chairman issued 6,005,139 performance-based stock options to recognize the performance and contribution of specific employees, including certain executive officers, pursuant to Legacy Nikola's Founder Stock Option Plan (the "Founder Stock Option Plan"). The underlying common stock of these option awards are owned by M&M Residual, a Nevada limited liability company that is wholly-owned by the former Executive Chairman and are considered to be issued by the Company for accounting purposes. These performance-based stock options vest based on the Company's achievement of a liquidation event, such as a private sale or an initial public offering on a U.S. stock exchange. An additional award of 180,153 shares was made under the plan in May 2020, to replace a forfeited grant. The performance conditions were met upon the closing of the Business Combination and the Company recognized stock-based compensation expense related to these option awards for $7.2 million in June 2020. As of December 31, 2021 the weighted average exercise price per share is $1.39, the weighted-average grant date fair value is $1.20 per share, and the weighted-average remaining contractual term is 6.43 years for these performance-based stock options.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. RELATED PARTY TRANSACTIONS (Continued)
Former Related Party License and Service Agreements
In September 2019, the Company entered into a Master Industrial Agreement (“CNHI Services Agreement”) and S-WAY Platform and Product Sharing Agreement (“CNHI License Agreement”) with CNHI and Iveco, a former related party, in conjunction with the Company’s Series D redeemable convertible preferred stock offering. Under these agreements, CNHI and Iveco were issued 25,661,448 shares of Legacy Nikola Series D redeemable convertible preferred stock in exchange for an intellectual property license valued at $50.0 million, $100.0 million in-kind services and $100.0 million in cash.
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
During 2021, 2020 and 2019, the Company recognized $46.3 million, $45.7 million and $8.0 million of in-kind services in research and development on the consolidated statements of operations, respectively. As of December 31, 2021 and 2020, zero and $46.3 million prepaid in-kind services were reflected on the consolidated balance sheets, respectively.
As of June 3, 2020, Iveco was no longer considered a related party.
Former Related Party Research and Development and Accounts Payable
During 2020 and 2019 the Company recorded research and development expenses of $15.1 million and $14.1 million, respectively, from a former related party. As of December 31, 2020, the Company had $2.8 million of accounts payable due to the former related party and $0.8 million of accrued expenses due to the former related party.
As of June 3, 2020, the entity was no longer considered a related party.
Former Related Party Stock Repurchase
In September 2019, in contemplation of the Company's proposed Series D preferred stock financing, the Company entered into an amendment of the letter agreement by and between the Company and Nimbus, dated August 3, 2018 (the “Nimbus Redemption Letter Agreement” and as amended, the “Nimbus Amendment”). Pursuant to the terms of the Amendment and the Nimbus Repurchase Agreement, the Company agreed to repurchase 3,575,750 shares of Series B redeemable convertible preferred stock held by Nimbus, a former related party, at the share price of $8.77 which is equal to 90% of the share price in the Series D redeemable convertible preferred stock financing of $9.74 per share. The number of shares to be repurchased exceeded five percent (5%) of the contemplated Series D round of financing. This was negotiated by the Company in order to reduce the total number of shares of Series B redeemable convertible preferred stock held by Nimbus, to such an extent that Nimbus would no longer be entitled to elect a member to the Company's board of directors as a result of Nimbus' Series B preferred stock holdings. The repurchase was completed in October 2019, for an aggregate repurchase amount of $31.4 million. As of December 31, 2019, the Company recorded a reduction to additional paid in capital for the repurchase price in excess of the carrying value of the redeemable convertible preferred stock of $16.8 million. The Amendment also provided Nimbus with additional redemption rights based on various capital raise thresholds, none of which were met as of December 31, 2019.
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
redeemable convertible preferred stock, which has been retrospectively adjusted in the consolidated statements of stockholders' equity to reflect the Company’s equity structure for all periods presented. For the computation of net loss per share for the year ended December 31, 2020, the repurchase price in excess of the carrying value of the redeemable convertible preferred stock of $13.4 million is reflected as an increase to net loss attributable to common stockholders (see Note 15, Net Loss per Share).
As of June 3, 2020, Nimbus was no longer considered a related party.
9. DEBT AND FINANCE LEASE LIABILITIES
A summary of debt and finance lease liabilities as of December 31, 2021 and 2020 is as follows:

	As of December 31,
	2021	2020
Current:
Term note	$—	$4,100
Finance lease liabilities	140	1,070
Debt and finance lease liabilities, current	$140	$5,170

Non-current:
Promissory note	$24,639	$—
Finance lease liabilities	408	13,956
Long-term debt and finance lease liabilities, net of current portion	$25,047	$13,956
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
Promissory Note
During the fourth quarter of 2021, the Company closed on the purchase of its headquarters facility in Phoenix, AZ. Concurrently with the closing of the purchase, the Company, as borrower, executed a promissory note for $25.0 million at a stated interest rate of 4% (the "Promissory Note"). The Promissory Note carries a 60 month term, interest only payments for the first 12 months and a 25 year amortization thereafter, with the remaining principal balance due upon maturity. The loan is fully collateralized by the Company's headquarters.
The Company capitalized debt issuance costs of $0.4 million related to the Promissory Note. Debt issuance costs are being amortized to interest expense over the term of the Promissory Note using the effective interest method. The effective interest rate on the Promissory Note is 4.34%.
For the year ended December 31, 2021, the Company recognized $0.1 million of interest expense related to interest on the Promissory Note and amortization of debt issuance costs.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. DEBT (Continued)
The following table summarizes the Promissory Note maturities for each of the next five years and thereafter at December 31, 2021:

Years Ended December 31,	Total
2022	$—
2023	594
2024	619
2025	644
2026	23,143
Thereafter	—
Total	$25,000
Letter of Credit
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million in connection with the execution of a certain product supply agreement. As of December 31, 2021, no amounts have been drawn on the letter of credit.
10. CAPITAL STRUCTURE
Shares Authorized
As of December 31, 2021, the Company had authorized a total of 750,000,000 shares for issuance with 600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As a result of the Business Combination in June 2020, the Company assumed private warrants previously issued in connection with VectoIQ's initial public offering. Each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price.
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
Additionally, during the fourth quarter of 2020, 129,085 private warrants were exercised for total proceeds of $1.5 million.
As of December 31, 2021 and 2020, the Company had 760,915 private warrants outstanding. During 2021 and 2020, the Company recorded a $3.1 million and $13.4 million gain, respectively, for revaluation of warrant liability on the consolidated statement of operations. As of December 31, 2021 and 2020, the Company had $4.3 million and $7.3 million, respectively, for warrant liability related to the private warrants outstanding on the consolidated balance sheets.
Stock Purchase Agreements
First Purchase Agreement with Tumim Stone Capital LLC
On June 11, 2021, the Company entered into a common stock purchase agreement (the "First Tumim Purchase Agreement") and a registration rights agreement (the "Registration Rights Agreement") with Tumim Stone Capital LLC

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
10. CAPITAL STRUCTURE (Continued)
("Tumim"), pursuant to which Tumim has committed to purchase up to $300.0 million in shares of the Company's common stock, subject to certain limitations and conditions set forth in the First Tumim Purchase Agreement. The Company shall not issue or sell any shares of common stock under the First Tumim Purchase Agreement which, when aggregated with all other shares of common stock beneficially owned by Tumim, would result in beneficial ownership of more than 4.99% of the Company's outstanding shares of common stock.
Under the terms of the First Tumim Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, shares of common stock over the period commencing on the date of the First Tumim Purchase Agreement (the “Tumim Closing Date”) and ending on the first day of the month following the 36-month anniversary of the Tumim Closing Date, provided that a registration statement covering the resale of shares of common stock that have been and may be issued under the First Tumim Purchase Agreement is declared effective by the SEC. The registration statement covering the offer and sale of up to 18,012,845 shares of common stock, including the commitment shares, to Tumim was declared effective on June 30, 2021. The purchase price will be calculated as 97% of the volume weighted average prices of the Company's common stock during normal trading hours for three consecutive trading days commencing on the purchase notice date.
Concurrently with the signing of the First Tumim Purchase Agreement, the Company issued 155,703 shares of its common stock to Tumim as a commitment fee ("Commitment Shares"). The total fair value of the shares issued for the commitment fee of $2.6 million was recorded in selling, general, and administrative expense on the Company's consolidated statements of operations.
During 2021, the Company sold 14,213,498 shares of common stock for proceeds of $163.8 million under the terms of the First Tumim Purchase Agreement. As of December 31, 2021, there are 3,643,644 registered shares remaining and the remaining commitment available under the First Tumim Purchase Agreement is $136.2 million.
Second Purchase Agreement with Tumim Stone Capital LLC
On September 24, 2021, the Company entered into a second common stock purchase agreement (the "Second Tumim Purchase Agreement") and a registration rights agreement with Tumim, pursuant to which Tumim has committed to purchase up to $300.0 million in shares of the Company's common stock, subject to certain limitations and conditions set forth in the Second Tumim Purchase Agreement. The Company will not issue or sell any shares of common stock under the Second Tumim Purchase Agreement which, when aggregated with all other shares of common stock beneficially owned by Tumim, would result in beneficial ownership of more than 4.99% of the Company's outstanding shares of common stock.
Under the terms of the Second Tumim Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, shares of common stock over the period commencing on the date of the Second Tumim Purchase Agreement (the “Second Tumim Closing Date”) and ending on the first day of the month following the 36-month anniversary of the Second Tumim Closing Date, provided that certain conditions have been met. These conditions include effectiveness of a registration statement covering the resale of shares of common stock that have been and may be issued under the Second Tumim Purchase Agreement and termination of the First Tumim Purchase Agreement. The registration statement covering the offer and sale of up to 29,042,827 shares of common stock, including the commitment shares, to Tumim was declared effective on November 29, 2021. The purchase price will be calculated as 97% of the volume weighted average prices of the Company's common stock during normal trading hours for three consecutive trading days commencing on the purchase notice date.
Concurrently with the signing of the Second Tumim Purchase Agreement, the Company issued 252,040 shares of its common stock to Tumim as a commitment fee. The total fair value of the shares issued for the commitment fee of $2.9 million was recorded in selling, general, and administrative expense on the Company's consolidated statement of operations.
As of December 31, 2021, the Company has not sold any shares of common stock to Tumim under the terms of the Second Tumim Purchase Agreement and has a remaining commitment of $300.0 million available.
11. STOCK-BASED COMPENSATION EXPENSE
2017 and 2020 Stock Plans
Legacy Nikola's 2017 Stock Option Plan (the “2017 Plan”) provided for the grant of incentive and nonqualified options to purchase Legacy Nikola common stock to officers, employees, directors, and consultants of Legacy Nikola. Options were granted at a price not less than the fair market value on the date of grant and generally became exercisable between one and four

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. STOCK-BASED COMPENSATION EXPENSE (Continued)
years after the date of grant. Options generally expire ten years from the date of grant. Outstanding awards under the 2017 Plan continue to be subject to the terms and conditions of the 2017 Plan.
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
Stock Option Valuation
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted, which requires the input of highly subjective assumptions. The fair value of each option award at the grant date was estimated using the following assumptions:

Years Ended December 31,
	2020	2019
Exercise price	$1.05 - $9.66	$1.05 - $3.58
Risk-free interest rate	0.1% - 1.7%	1.4% - 2.7%
Expected term (in years)	0.2 - 6.3	5.0 - 6.3
Expected dividend yield	—	—
Expected volatility	70.0% - 85.8%	70.0% - 85.1%
Stock Options
Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. STOCK-BASED COMPENSATION EXPENSE (Continued)

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	32,529,224	$1.28	7.82	$454,668
Granted	—	—
Exercised	3,472,267	1.32
Cancelled	60,797	2.95
Outstanding at December 31, 2021	28,996,160	$1.28	6.87	$249,205
Vested and exercisable as of December 31, 2021	28,528,403	$1.25	6.85	$246,048
The option activity above does not include the performance based stock options issued by the related party. The weighted-average grant date fair value of stock options issued for the years ended December 31, 2020 and 2019 were $6.92 and $0.75, respectively.
There were 3,472,267, 8,716,423 and 1,266 stock options exercised during the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of stock options exercised was $51.8 million and $132.7 million during 2021 and 2020, respectively. The total intrinsic value of stock options exercised in 2019 was immaterial. The fair value of stock options vested during the years ended December 31, 2020, and 2019 was $27.0 million, and $4.3 million, respectively. The fair value of stock options vested during the year ended December 31, 2021 was immaterial.
As a result of the Business Combination, vesting of certain stock options and performance-based options accelerated in accordance with terms of the related award agreements, resulting in additional stock-based compensation expense of $8.1 million in the second quarter of 2020.
Restricted Stock Units
The fair value of RSUs is based on the closing price of the Company's common stock on the grant date. The time-based RSUs generally vest semi-annually over a three year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. Certain RSUs awarded to key employees contain performance conditions related to achievement of strategic and operational milestones ("Performance RSUs"). As of December 31, 2021, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited. In addition, for certain technical engineering employees the awards cliff vest after a three year period or vest on the achievement of certain operational milestones. The RSUs to directors have a vesting cliff of one year after the grant date. Changes in RSUs are as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	5,026,531	$31.2
Granted	10,626,906	14.7
Released	2,523,328	26.0
Cancelled	951,437	19.1
Balance at December 31, 2021	12,178,672	$18.7
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. STOCK-BASED COMPENSATION EXPENSE (Continued)
Market Based RSUs
During 2020, in connection with the closing of the Business Combination, the Company granted market based restricted stock unit awards ("Market Based RSUs") to several executive officers of the Company. The Market Based RSUs contain a stock price index as a benchmark for vesting. These awards have three milestones that each vest depending upon a consecutive 20-trading day stock price target of the Company’s common stock. The Company's stock price target ranges from $25 per share to $55 per share. The shares vested are transferred to the award holders upon the completion of the requisite service period of three years, and upon achievement certification by the Company's board of directors. If the target price for the tranche is not achieved by the end of third anniversary of the grant date, the Market Based RSUs are forfeited.
The grant date fair value of the Market Based RSUs was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The following assumptions were used to determine the grant date fair value for these Market Based RSUs:

Year Ended December 31, 2020
Risk-free interest rate	0.2% - 0.3%
Expected volatility	70.0% - 85.0%
The following table summarizes 2021 market-based RSU activity:

	Number of Market Based RSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2020	13,317,712	$26.0
Granted	—	—
Released	—	—
Cancelled	—	—
Balance at December 31, 2021	13,317,712	$26.0
Stock-Based Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the years ending December 31, 2021, 2020 and 2019, respectively:

	Years Ended December 31,
	2021	2020	2019
Research and development	$36,150	$15,862	$653
Selling, general, and administrative	169,561	122,129	4,205
Total stock-based compensation expense	$205,711	$137,991	$4,858
As of December 31, 2021, total unrecognized compensation expense and remaining weighted-average recognition period related to outstanding share-based awards were as follows:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. STOCK-BASED COMPENSATION EXPENSE (Continued)

	Unrecognized compensation expense	Remaining weighted-average recognition period (years)
Options	$930	1.03
Market Based RSUs	166,181	1.50
RSUs	158,052	1.99
Total unrecognized compensation expense at December 31, 2021	$325,163
12. RETIREMENT SAVINGS PLAN
The Company sponsored a savings plan available to all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan amounts of their pre-tax salary subject to statutory limitations. The Company did not offer a company match for the years ended December 31, 2020 and 2019. Beginning in 2021, the Company provided an employer matching contribution for the amount a participant contributes as salary deferrals up to 100% of the amount contributed for the first 1% of the participant’s plan compensation plus 50% for each additional 1% of compensation contributed between 1% and 6% of the participant’s plan compensation. For the year ended December 31, 2021, the Company provided $2.1 million in matching contributions.
13. INCOME TAXES
Income tax expense (benefit) of $4.0 thousand, ($1.0) million and $0.2 million has been recognized for the years ended December 31, 2021, 2020 and 2019, respectively. The income tax expense (benefit) for the years ended 2020 and 2019 related primarily to changes in indefinite-lived intangible and goodwill deferred tax liabilities.
The components of the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Years Ended December 31,
	2021	2020	2019
Current tax provision
Federal	$—	$36	$—
State	1	1	1
Total current tax provision	1	37	1
Deferred tax provision
Federal	1	(492)	43
State	2	(571)	107
Total deferred tax provision	3	(1,063)	150
Total income tax provision (benefit)	$4	$(1,026)	$151

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
The reconciliation of taxes at the federal statutory rate to the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Years Ended December 31,
	2021	2020	2019
Tax at statutory federal rate	$(144,848)	$(78,098)	$(18,586)
State tax, net of federal benefit	(21,212)	(14,052)	(4,649)
Stock-based compensation	22,825	(7,652)	556
Section 162(m) limitation	2,009	1,834	—
Research and development credits, net of uncertain tax position	(12,558)	(14,945)	(5,915)
Warrant revaluation	(641)	(2,824)	—
SEC Settlement	26,250	—	—
Other	(438)	408	915
Change in valuation allowance	128,617	114,303	27,830
Total income tax provision (benefit)	$4	$(1,026)	$151
Deferred tax assets and liabilities as of December 31, 2021 and 2020 consisted of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Federal and state income tax credits	$33,837	$21,279
Net operating loss carryforward	245,014	132,471
Start-up costs capitalized	1,454	1,490
Stock-based compensation	12,645	8,260
Finance lease liability	680	3,718
Property, plant and equipment, net	—	4,069
Accrued expenses and other	802	—
Total deferred tax assets	294,432	171,287
Valuation allowance	(291,222)	(162,496)
Deferred tax assets, net of valuation allowance	3,210	8,791
Deferred tax liabilities:
Intangible assets	(2,116)	(1,020)
Finance lease asset	(666)	(7,786)
Property, plant and equipment, net	(439)	—
Accrued expenses and other	—	7
Total deferred tax liabilities	(3,221)	(8,799)
Deferred tax liabilities, net	$(11)	$(8)
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
The Company performed an analysis of the reversal of the deferred tax liabilities, and then considered the overall business environment, and the outlook for future years. The Company determined that it is not more likely than not that the benefit from deferred tax assets net of the reversal of certain deferred tax liabilities will be realized. Accordingly, the Company recorded valuation allowances of $291.2 million and $162.5 million at December 31, 2021 and 2020, respectively. The increase in the

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
valuation allowance for the years ended December 31, 2021 and 2020 were primarily due to increase in net operating loss carryforwards and R&D credits.
At December 31, 2021, the Company had federal net operating loss carryforwards of $11.1 million that begin to expire in 2037 and $966.3 million that have an indefinite carryforward period. The Company has combined state net operating loss carryforwards of $992.6 million at December 31, 2021, that begin to expire in 2032. The Company conducted a change in ownership study and determined that net operating losses and credits will not expire due to ownership change rules under the Internal Revenue Code Sections 382 and 383. The Company had federal and state tax credits of $29.5 million and $19.1 million, respectively, at December 31, 2021 and 2020, which if unused will begin to expire in 2037 for federal and 2031 for state tax purposes.
The following table reflect changes in the unrecognized tax benefits:

	Years Ended December 31,
	2021	2020	2019
Gross amount of unrecognized tax benefits as of the beginning of the year	$7,392	$432	$140
Additions based on tax positions related to the current year	4,269	5,622	292
Additions based on tax position from prior years	—	1,338	—
Gross amount of unrecognized tax benefits as of the end of the year	$11,661	$7,392	$432
ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded.
As of December 31, 2021, 2020, and 2019, the Company had $11.7 million, $7.4 million, and $0.4 million, respectively, of gross unrecognized tax benefits, related to research and experimental tax credits. The Company does not expect a significant change to the amount of unrecognized tax benefits to occur within the next 12 months.
The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2021 or 2020, and has not recognized interest or penalties during the years ended December 31, 2021, 2020, and 2019, since there was no reduction in income taxes paid due to uncertain tax positions.
The Company files income tax returns in the United States, Arizona, California, Florida, Michigan, Tennessee and Utah. As of December 31, 2021, the earliest year subject to examination is 2018 for federal and state tax purposes. In addition, due to the Company's tax attribute carryforwards, tax authorities will continue to have the ability to adjust loss and tax credit carryforwards even after the statute expires on the year in which the attributes were originally claimed.
14. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general and administrative expense on the consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2021.
Regulatory and Governmental Investigations and Related Internal Review
In September 2020, a short seller reported on certain aspects of the Company’s business and operations. The Company and its board of directors retained Kirkland & Ellis LLP to conduct an internal review in connection with the Hindenburg article (the “Internal Review”), and Kirkland & Ellis LLP promptly contacted the Division of Enforcement of the U.S. Securities and Exchange Commission to make it aware of the commencement of the Internal Review. The Company subsequently learned that

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

the Staff of the Division of Enforcement had previously opened an investigation. During that same month, the Company and five of its officers and employees received subpoenas from the Staff of the Division of Enforcement as a part of a fact-finding inquiry related to aspects of the Company’s business as well as certain matters described in the short seller's article. Later that same month, the Staff of the Division of Enforcement issued additional subpoenas to another three of the Company’s officers and employees and to the Company’s current and former directors.
The Company and Mr. Milton also received grand jury subpoenas from the U.S. Attorney’s Office for the Southern District of New York (the “SDNY”) in September 2020. Later that same month, Mr. Milton offered to voluntarily step down from his position as Executive Chairman, as a member of the Company’s board of directors, including all committees thereof, and from all positions as an employee and officer of the Company. The board accepted his resignation and appointed Stephen Girsky as Chairman of the board of directors.
On March 24, 2021, the Staff of the Division of Enforcement issued an additional subpoena to the Company related to its projected 2021 cash flow and anticipated use of funds from 2021 capital raises.
The Company is committed to cooperating fully with the Staff of the Division of Enforcement and the SDNY. As such, the Company's counsel frequently engages with the Staff of the Division of Enforcement and the SDNY. Further, the Company has made voluminous productions of information and made witnesses available for interviews. The last such production of information was made in August 2021. The Company will continue to comply with future requests of the Staff of the Division of Enforcement and the SDNY.
The legal and other professional costs the Company incurred during fiscal years 2021 and 2020 in connection with the Internal Review and disclosed elsewhere in this Report include approximately $22.4 million and $8.1 million, respectively, expensed for Mr. Milton’s attorneys’ fees under his indemnification agreement with the Company. As of December 31, 2021 and 2020, the Company accrued approximately $22.7 million and $6.6 million, respectively, in legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement. The Company expects to incur additional costs associated with its continued cooperation with the Staff of the Division of Enforcement and the SDNY in fiscal year 2022, which will be expensed as incurred and which could be significant in the periods in which they are recorded.
On July 29, 2021, the U.S. Attorney for the SDNY announced the unsealing of a criminal indictment charging Mr. Milton with two counts of securities fraud and one count of wire fraud. That same day, the Securities and Exchange Commission announced charges against Mr. Milton for alleged violations of federal securities laws.
By order dated December 21, 2021, the Company and the SEC reached a settlement arising out of the SEC’s investigation of the Company. Under the terms of the settlement, without admitting or denying the SEC’s findings, the Company agreed to cease and desist from future violations of the Securities Exchange Act of 1934 and Rules 10b-5 and 13a-15(a) thereunder and Section 17(a) of the Securities Act of 1933; to certain voluntary undertakings; and to pay a $125 million civil penalty, to be paid in five installments over two years. The first installment was paid at the end of 2021 and the remaining installments are to be paid semiannually through 2023. The Company previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. The SEC’s cease and desist order is available on the SEC’s website.
The Company has been informed that the SDNY investigation remains ongoing but has not received any interview or document requests since the indictment of Mr. Milton was unsealed.
The Company cannot predict the ultimate outcome of the SDNY investigation or the litigation against Mr. Milton, nor can it predict whether any other governmental authorities will initiate separate investigations or litigation. The outcome of the SDNY investigation and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors in addition to Mr. Milton, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SDNY investigation will be completed, the final outcome of the SDNY investigation, what additional actions, if any, may be taken by the SDNY or by other governmental agencies, or the effect that such actions may have on the Company's business, prospects, operating results and financial condition, which could be material.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

The SDNY investigation, including any matters identified in the Internal Review, could also result in (1) third-party claims against the Company, which may include the assertion of claims for monetary damages, including but not limited to interest, fees, and expenses, (2) damage to the Company's business or reputation, (3) loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, including the possibility of certain of the Company's existing contracts being cancelled, (4) adverse consequences on the Company's ability to obtain or continue financing for current or future projects and/or (5) claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of the Company or its subsidiaries, any of which could have a material adverse effect on the Company's business, prospects, operating results and financial condition.
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
On November 16, 2020, ten motions both to consolidate the pending securities actions and to be appointed as lead plaintiff were filed by putative class members. On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 23, 2020, a motion for reconsideration of the Court’s order appointing the Lead Plaintiff was filed. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. The motion for reconsideration was denied on February 18, 2021. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the Court appointed Nikola Investor Group II as Lead Plaintiff and appointed Pomerantz LLP and Block & Leviton LLP as co-lead counsel. On December 10, 2021, the Court issued a scheduling order pursuant to which Lead Plaintiff’s Amended Complaint was due January 24, 2022, Defendants’ deadline to answer or otherwise respond was set for March 10, 2022 and Plaintiffs’ deadline to file any responsive memorandum was set for April 11, 2022 with any reply from Defendants due by May 11, 2022. On January 24, 2022, Lead Plaintiffs filed the Consolidated Amended Class Action Complaint. On February 5, 2022, the Court granted the parties’ joint application for an extension of the deadline for Defendants to file an answer or move to dismiss until April 8, 2022, with Plaintiffs’ opposition due 30 days following the filing of a motion to dismiss, and any reply from Defendants due 30 days following Plaintiffs’ opposition.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. The Company intends to vigorously defend itself. The Company is unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material. On December 17, 2021, Lead Plaintiff filed a motion to lift the PSLRA stay of discovery. On January 18, 2022, Nikola filed its opposition to Lead Plaintiff’s motion to lift the PSLRA stay of discovery and on January 25, 2022, Lead Plaintiff filed its reply. The Court has not yet ruled on the motion.
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
On January 7, 2022, Barbara Rhodes, a purported stockholder of the Company, filed her Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Rhodes v. Milton, et al. and Nikola Corp., C.A. No. 2022-0023-KSJM (the “Rhodes Action”). On January 10, 2022, Zachary BeHage and Benjamin Rowe (together, the “BeHage Rowe Plaintiffs”), purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned BeHage v. Milton, et al. and Nikola Corp., C.A. No. 2022-0045-KSJM, (the “BeHage Rowe Action” together with the Rhodes Action, the “Related Actions”). The Related Actions are against certain of the Company’s current and former directors and allege breach of fiduciary duties, insider selling under Brophy, aiding and abetting insider selling, aiding and abetting breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On January 28, 2022, Rhodes and the BeHage Rowe Plaintiffs filed a stipulation and proposed order for consolidation of the Related Actions. The proposed order states that Defendants need not answer, move, or otherwise respond to the complaints filed in the Related Actions and contemplates that counsel for Plaintiffs shall file a consolidated complaint or designate an operative complaint within fourteen days of entry of an order consolidating these actions and shall meet and confer with counsel for Defendants or any other party regarding a schedule for Defendants to respond to the operative complaint. The proposed order was granted by the Court on February 1, 2022.
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
In addition, on March 8, 2021, the Company received a demand letter from a law firm representing a purported stockholder of the Company alleging facts and claims substantially the same as many of the facts and claims in the filed derivative shareholder lawsuit. The demand letter requests that the board of directors (i) undertake an independent internal investigation into certain board members and management’s purported violations of Delaware and/or federal law; and (ii) commence a civil action against those members of the board and management for alleged fiduciary breaches. In April 2021, the board of directors formed a demand review committee, consisting of independent directors Bruce L. Smith, and Mary L. Petrovich, to review such demands and provide input to the Company and retained independent counsel. There can be no assurance as to whether any litigation will be commenced by or against the Company by the purported shareholder with respect to the claims set forth in the demand letter, or whether any such litigation could be material.

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
On October 8, 2021, Plaintiffs Zachary BeHage and Benjamin Rowe filed a complaint in Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the DGCL. On October 19, 2021, Plaintiffs’ counsel and the Company filed a joint letter, notifying the Court that the parties are engaged in dialogue regarding Plaintiffs’ demand, and the Company need not answer or otherwise respond to the complaint at this time. On January 14, 2022, Plaintiffs dismissed the action without prejudice.
On January 19, 2022, Plaintiff Melissa Patel filed a complaint in Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the DGCL.
AAA Arbitration Demand
On July 23, 2021, former Executive Chairman Trevor Milton filed an arbitration demand with the American Arbitration Association against the Company seeking indemnification and advancement of defense costs as well as cooperation in Mr. Milton’s defense in certain legal proceedings. The Company disputes Mr. Milton’s claims and will defend itself in arbitration. A hearing was held on January 31, 2022. No decision has been rendered.
Purchase Commitments
The Company enters into commitments under non-cancellable or partially cancellable purchase orders or vendor agreements in the normal course of business. The following table presents the Company's commitments and contractual obligations and the Company's accrued settlement to the SEC as of December 31, 2021

	Payments due by period as of December 31, 2021
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unrecorded contractual obligations:
Purchase obligations	$504,715	$35,424	$469,291	$—	$—
Recorded contractual obligations:
Accrued SEC settlement	100,000	50,000	50,000	—	—
FCPM License	45,377	11,344	34,033	—	—
	$650,092	$96,768	$553,324	$—	$—
Commitments and Contingencies
Coolidge Land Conveyance
In February 2019, the Company was conveyed 430 acres of land in Coolidge, Arizona, by PLH. The purpose of the land conveyance was to incentivize the Company to locate its manufacturing facility in Coolidge, Arizona, and provide additional jobs to the region. The Company fulfilled its requirement to commence construction, as defined within the period defined by the agreement, of the manufacturing facility within two years of February 2019 (the “Manufacturing Facility Commencement Deadline”), and is required to complete construction of the manufacturing facility within five years of February 2019 (the “Manufacturing Facility Deadline”).

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

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
FCPM License
In the third quarter of 2021, the Company entered into a FCPM license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2023. As of December 31, 2021, the Company accrued $11.3 million in accrued expenses and other current liabilities and $34.0 million in other long-term liabilities on the consolidated balance sheets.
15. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2021, 2020, and 2019.

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(690,438)	$(370,866)	$(88,656)
Less: Premium on repurchase of redeemable convertible preferred stock	—	(13,407)	(16,816)
Net loss attributable to common shareholders, basic	$(690,438)	$(384,273)	$(105,472)
Less: revaluation of warrant liability	(3,051)	(13,448)	—
Net loss attributable to common stockholder, diluted	$(693,489)	$(397,721)	$(105,472)
Denominator:
Weighted average shares outstanding, basic	398,655,081	335,325,271	262,528,769
Dilutive effect of common stock issuable from assumed exercise of options	129,311	505,762	—
Weighted average shares outstanding, diluted	398,784,392	335,831,033	262,528,769
Net loss per share to common shareholders:
Basic	$(1.73)	$(1.15)	$(0.40)
Diluted	$(1.74)	$(1.18)	$(0.40)
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
15. NET LOSS PER SHARE (Continued)

	Years Ended December 31,
	2021	2020	2019
Stock options, including performance stock options	28,996,160	32,529,224	40,012,825
Restricted stock units, including Market Based RSUs	25,496,384	18,344,243	—
Total	54,492,544	50,873,467	40,012,825

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weakness
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
In connection with correcting our accounting for the private warrants assumed by us as part of the Business Combination, we have implemented additional review procedures, additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with U.S. GAAP (e.g., determine whether liability or equity classification and measurement is appropriate).
We have completed the implementation of the items noted above and management has concluded that this material weakness has been remediated as of December 31, 2021.
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

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item of Form 10-K will be included in our Proxy Statement (the "Proxy Statement") under the headings "Election of Directors," "Executive Compensation," "Corporate Governance" and "Delinquent Section 16(a) Reports" to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
Item 11. Executive Compensation
The information required by this Item will be set forth in the Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation,” “Election of Directors—Director Compensation” and “Executive Compensation” incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be set forth in the Proxy Statement under the headings “Certain Relationships and Transactions with Related Persons” and “Director Independence” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the Proxy Statement under the headings “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 8, 2020 (the "Super 8-K")).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Super 8-K).
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

4.6
Registration Rights Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated June 11, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2021).

4.7
Registration Rights Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2021).

4.8
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).

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

10.3#	Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.3 to the Super 8-K).
10.4#	Nikola Corporation 2020 Stock Incentive Plan.
10.5#
Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement under the Nikola Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-237179) (as amended, the “S-4”)).

10.6#	Nikola Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
10.7#	Employment Agreement by and between Nikola Corporation and Trevor R. Milton, dated July 13, 2016 (incorporated by reference to Exhibit 10.7 to the S-4).
10.8#	Offer Letter from Nikola Corporation to Mark A. Russell, dated February 8, 2019 (incorporated by reference to Exhibit 10.8 to the S-4).

Exhibit No.	Description
10.9#	Offer Letter from Nikola Corporation to Kim J. Brady, dated October 17, 2017 (incorporated by reference to Exhibit 10.9 to the S-4).
10.10#	Offer Letter from Nikola Corporation to Joseph R. Pike, dated January 1, 2018 (incorporated by reference to Exhibit 10.10 to the S-4).
10.11#	Offer Letter from Nikola Corporation to Britton M. Worthen, dated March 26, 2019 (incorporated by reference to Exhibit 10.11 to the S-4).
10.12#	Executive Employment Agreement by and between the Registrant and Trevor R. Milton, dated June 3, 2020 (incorporated by reference to Exhibit 10.12 to the Super 8-K).
10.13#	Executive Employment Agreement by and between the Registrant and Mark A. Russell, dated June 3, 2020 (incorporated by reference to Exhibit 10.13 to the Super 8-K).
10.14#	Executive Employment Agreement by and between the Registrant and Kim J. Brady, dated June 3, 2020 (incorporated by reference to Exhibit 10.14 to the Super 8-K).
10.15#	Executive Employment Agreement by and between the Registrant and Joseph R. Pike, dated June 3, 2020 (incorporated by reference to Exhibit 10.15 to the Super 8-K).
10.16#	Executive Employment Agreement by and between the Registrant and Britton M. Worthen, dated June 3, 2020 (incorporated by reference to Exhibit 10.16 to the Super 8-K).
10.17#	Nikola Corporation 2017 Stock Option Plan, dated July 10, 2017 (incorporated by reference to Exhibit 10.6 to the S-4).
10.18#	Founder Stock Option Plan, dated November 9, 2018 (incorporated by reference to Exhibit 10.5 to the S-4).
10.19	Redemption Agreement by and between the Registrant and M&M Residual, LLC, dated June 3, 2020 (incorporated by reference to Exhibit 10.18 to the Super 8-K).
10.20	Lease Agreement by and between DARED 90 LLC and Nikola Corporation, dated February 13, 2018 (incorporated by reference to Exhibit 10.12 to the S-4).
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

10.32*
Iveco Technology License Agreement by and among Nikola Iveco Europe B.V., Iveco S.p.A., and solely with respect to Sections 4.3, 4.4, 4.5, and 4.6, Nikola Corporation, dated April 9, 2020 (incorporated by reference to Exhibit 10.28 to the S-4).

10.33#	Agreement by and between the Registrant and Trevor R. Milton, dated September 20, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2020).

Exhibit No.	Description
10.34#
Executive Employment Agreement by and between the Registrant and Pablo M. Koziner, dated December 22, 2020 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).

10.35*
Membership Interests Purchase Agreement by and among the Registrant, Wabash Valley Resources LLC and the sellers party thereto, dated June 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.36
Amendment No. 1 to the Membership Interest Purchase Agreement by and between Nikola Corporation, Wabash Valley Resources LLC and the sellers party thereto, dated September 13, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.37*
Hydrogen Sale and Purchase Agreement by and between the Registrant and Wabash Valley Resources LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.38*
Second Amended and Restated Limited Liability Company Agreement of Wabash Valley Resources LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.39
Common Stock Purchase Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated June 11, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2021).

10.40
Common Stock Purchase Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated September 24, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2021).

10.41*
Fuel Cell Supply Framework Agreement by and between Nikola Corporation and Robert Bosch LLC, dated August 30, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.42*
FCPM Design and Manufacturing License Agreement by and between Nikola Corporation and Robert Bosch LLC, dated September 1, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.43	Loan Agreement by and between 4141 E Broadway Road LLC and Colliers Funding LLC, dated November 23, 2021 and Promissory Note, dated November 23, 2021.
10.44	Nikola Sales and Service Agreement by and between Nikola Corporation and Thompson Truck Center, LLC, dated April 6, 2021.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page hereof).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).
__________________________
+    The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#    Indicates management contract or compensatory plan or arrangement.
*    Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
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

NIKOLA CORPORATION

Date: February 24, 2022	By:	/s/ Mark A. Russell
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

Signature	Title	Date
/s/ Mark A. Russell	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Mark A. Russell

/s/ Kim J. Brady	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022
Kim J. Brady

/s/ Stephen J. Girsky	Chairman of the Board	February 24, 2022
Stephen J. Girsky

/s/ Lynn Forester de Rothschild	Director	February 24, 2022
Lynn Forester de Rothschild

/s/ Soo Yean (Sophia) Jin	Director	February 24, 2022
Soo Yean (Sophia) Jin

/s/ Mary L. Petrovich	Director	February 24, 2022
Mary L. Petrovich

/s/ Michael L. Mansuetti	Director	February 24, 2022
Michael L. Mansuetti

/s/ Gerrit A. Marx	Director	February 24, 2022
Gerrit A. Marx

/s/ Steven M. Shindler	Director	February 24, 2022
Steven M. Shindler

/s/ Bruce L. Smith	Director	February 24, 2022
Bruce L. Smith

/s/ DeWitt C. Thompson, V	Director	February 24, 2022
DeWitt C. Thompson, V