Form 10-K/A
period 2021-12-31
Nikola Corp
filed 2022-03-11
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 1)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number
001-04321

Nikola Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-4151153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4141 E Broadway Road
Phoenix, Arizona	85040
(Address of Principal Executive Offices)	(Zip Code)
(480)
666-1038
Registrant’s telephone number, including area code

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

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
PCAOB ID: 0042

Auditor Name: Ernst & Young LLP

Auditor Location: Phoenix, Arizona

Nikola Corporation
Form
10-K/A
(Amendment No. 1)
For the Fiscal Year Ended December 31, 2021
EXPLANATORY NOTE
Nikola Corporation (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 (the “Amended Report”) to the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022 (the “Original Report”), in order to (i) add certain information required by Items 10, 11, 12, 13 and 14 of Part III of Form
10-K
and (ii) amend and restate the Forward-Looking Statements included in the Original Report in its entirety. We hereby amend Items 10, 11, 12, 13 and 14 and the Forward-Looking Statements to the Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 and the Forward-Looking Statements in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in the Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as otherwise expressly stated for the Items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

i

Forward-Looking Statements
This report contains forward-looking statements. When used in this report, the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “plan,” “potential,” “will,” and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include our financial and business performance; expected timing with respect to the build out of our manufacturing facilities, joint venture with Iveco and production and attributes of our BEV and FCEV trucks; expectations regarding our hydrogen fuel station rollout plan; timing of completion of prototypes, validation testing, volume production and other milestones; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; planned collaborations with our business partners; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the
COVID-19
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
Nikola
™
is a trademark of Nikola Corporation. We also refer to trademarks of other corporations and organizations in this report.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The following provides the names, ages (as of March 2, 2022) and certain biographical information of our directors.
Mark A. Russell
, age 59, has served as our President and Chief Executive Officer and a member of our board of directors since June 2020. Prior to that, Mr. Russell served as President of Nikola Corporation, a Delaware corporation (“Legacy Nikola”), prior to the completion of our business combination with VectoIQ Acquisition Corp. (“VectoIQ”) on June 3, 2020 (the “Business Combination”), from February 2019 to June 2020, and as a member of Legacy Nikola’s board of directors from July 2019 to June 2020. From August 2018 to February 2019, Mr. Russell explored new opportunities. Prior to that, Mr. Russell served as President and Chief Operating Officer of Worthington Industries (NYSE: WOR), a diversified metals manufacturing company, from August 2012 to August 2018. Mr. Russell received a B.I.S. in integrated studies from Weber State University and a juris doctor from Brigham Young University.
Stephen J. Girsky
, age 59, served as President, Chief Executive Officer and a director of VectoIQ, our predecessor company, from January 2018 to June 2020 and continues to serve on our board of directors following the completion of the Business Combination. Mr. Girsky is a Managing Partner of VectoIQ, LLC, an independent advisory and investment firm based in New York. Mr. Girsky served in a number of capacities at General Motors Company (NYSE: GM), a vehicle manufacturer (“General Motors”), from November 2009 until July 2014, including Vice Chairman, having responsibility for global corporate strategy, new business development, global product planning and program management, global connected consumer/OnStar, and GM Ventures LLC, global research & development and global purchasing and supply chain. Mr. Girsky also served on General Motors’ board of directors following its emergence from bankruptcy in June 2009 until June 2016. Mr. Girsky currently serves on the board of directors of Brookfield Business Partners Limited, the general partner of Brookfield Business Partners, L.P. (NYSE: BBU; TSX BBU.UN), a private equity company. Mr. Girsky received a bachelor of science degree in mathematics from the University of California, Los Angeles and an M.B.A. from Harvard University.
Lynn Forester de Rothschild
, age 67, serves as a
co-founding
and managing partner of Inclusive Capital Partners, an investment manager, since 2000. Ms. de Rothschild also serves as the Chair of E.L. Rothschild LLC, a private investment company with investments in media, information technology, agriculture, financial services, and real estate worldwide, where she served as Chief Executive Officer from June 2003 until August 2020. Since 2000, Ms. de Rothschild also serves as a member of the board of directors and currently serves on the nominating and environmental social governance committee of Estee Lauder Companies Inc. (NYSE: EL), an American multinational manufacturer and marketer of skincare, makeup, fragrance and hair care products. Ms. de Rothschild has also served as a director of The Economist Newspaper Limited, a media company, as well as the board of directors of Gulfstream, General Instrument, Weather Central and Bronfman-Rothschild. Ms. de Rothschild serves on the board and executive committee of The Peterson Institute for International Economics, an American think tank based in Washington, D.C. Ms. de Rothschild also serves as the founder and chair of the Coalition for Inclusive Capitalism, a global non-profit
organization that works with leaders to make capitalism inclusive and its benefits more widely and equitably shared, and as the founder and co-chair
of the Council for Inclusive Capitalism. Ms. de Rothschild holds a bachelor’s degree from the Pomona College and a J.D. from Columbia University.
Sophia Jin
, age 43, has served as a member of our board of directors since June 2020, and prior to that, a member of Legacy Nikola’s board of directors from May 2019 to June 2020. Ms. Jin has served as senior director of venture investments of Hanwha Holdings USA, an investment-supporting organization for Hanwha affiliates pursuing strategic investments and M&A activities within North America, since January 2019, and served as director of venture investment of Hanwha Holdings USA from January 2018 to December 2018. Prior to that, Ms. Jin held various positions at Hanwha Q CELLS America Inc., a global solar cell and module manufacturer, including director of corporate planning from July 2013 to June 2015 and director and head of marketing from July 2015 to December 2017. Ms. Jin received a bachelor’s degree in business administration from Seoul National University and an M.B.A. from the Stanford University Graduate School of Business.

Michael L. Mansuetti
, age 56, has served as a member of our board of directors since June 2020, and prior to that, a member of the board of directors of Legacy Nikola from September 2019 to June 2020. Since July 2012, Mr. Mansuetti has been the President of Robert Bosch LLC, an automotive component supply company. Mr. Mansuetti received a bachelor of science degree in mechanical engineering from Clemson University.
Gerrit A. Marx
, age 46, has served as a member of our board of directors since June 2020, and prior to that, a member of Legacy Nikola’s board of directors from September 2019 to June 2020. Mr. Marx has served as Chief Executive Officer of Iveco Group N.V. since January 2022 and as Chief Executive Officer of Iveco S.p.A. (“Iveco”) since January 2019, a commercial goods manufacturing company, and as President of commercial and specialty vehicles of CNH Industrial N.V. (“CNHI”) (Nasdaq: CNHI), an industrial goods manufacturing company, from January 2019 until December 2021. Prior to joining CNHI, Mr. Marx served as an operating partner at Bain Capital, a global private equity firm, from December 2012 to December 2018. Mr. Marx served as interim Chief Executive Officer of Wittur Holding GmbH, an elevator component manufacturing company, from May 2017 to March 2018 and as interim President of power tools of Apex Tool Group, LLC, a hand and power tool manufacturing company, from November 2014 to April 2015. Mr. Marx received a master of engineering equivalent in mechanical engineering and an M.B.A. equivalent from RWTH Aachen University, Germany, and a doctorate in business administration from Cologne University, Germany.
Mary L. Petrovich
, age 59, has served as a member of our board of directors since December 2020. She has served as an operating executive at the Carlyle Group, a global asset management company, since June 2011, and as an advisor to American Security Partners, a private equity firm, since September 2013. Ms. Petrovich served in various capacities at AxleTech International, a supplier of off-highway
and specialty vehicle drive train systems and components, as Executive Chair from December 2014 through July 2019, following its acquisition by General Dynamics, as General Manager from 2008 to 2011, and as Chairman and Chief Executive Officer, from 2001 to 2008. Ms. Petrovich has served on the board of directors of Woodward, Inc. (Nasdaq: WWD), a designer, manufacturer, and service provider of control solutions for the aerospace and industrial markets, since 2002. Ms. Petrovich served as a director of WABCO Holdings Inc. (NYSE: WBC), a global supplier of electronic, mechanical, electro-mechanical and aerodynamic products for manufacturers of commercial trucks, buses and trailers, and passenger cars, from November 2011 to December 2018. Ms. Petrovich also serves as chairman of the board of DealerShop, North America’s largest buying group for car dealers and a private company, and Traxen, a private company focused on developing useful combination of technologies to promote safe driving, efficient fuel use and to provide beneficial and actionable big data to heavy-duty trucking industry. Ms. Petrovich received a bachelor’s degree in engineering from the University of Michigan, and an M.B.A. from Harvard University.
Steven M. Shindler
, age 59, has served as a member of our board of directors since September 2020. He served as Chief Financial Officer of VectoIQ from January 2018 through the completion of the Business Combination. Mr. Shindler is a director of NII Holdings, Inc., a holding company that previously owned providers of wireless communication services under the Nextel brand in Latin America. Mr. Shindler served as Chief Executive Officer of NII from 2012 to August 2017 as well as from 2000 to 2008. Mr. Shindler guided NII through a financial restructuring that included sales of its core businesses in Mexico, Peru, Argentina and Chile, as well as a voluntary petition seeking relief under Chapter 11 of the U.S. Bankruptcy Code in September 2014, where he continued in the Chief Executive Officer role following its emergence from bankruptcy in June 2015. Mr. Shindler served as Executive Vice President and Chief Financial Officer of Nextel Communications, Inc., a wireless service operator, from 1996 to 2000. Prior to joining Nextel, Mr. Shindler was Managing Director of Communications Finance at The Toronto Dominion Bank. Mr. Shindler is also a founding partner of RIME Communications Capital, a firm that has invested in early stage media, tech and telco companies. Mr. Shindler received a bachelor of arts degree in economics from the University of Michigan and an M.B.A. from Cornell University.
Bruce L. Smith
, age 59, has served as a member of our board of directors since November 2020. He has served as Chairman and Chief Executive Officer of Detroit Manufacturing Systems LLC, a Tier 1 component manufacturer for global automotive brands, since July 2018. Prior to joining Detroit Manufacturing Systems LLC, Mr. Smith served as President and Chief Executive Officer of BTM Company, a global leader of precision engineered tooling and production equipment, from July 2015 to July 2018. Mr. Smith also served as President and Chief Executive Officer of Elyria & Hodge Foundries, a company that produces complex gray and ductile iron castings, from April 2009 to July 2015, President and Chief Operating Officer of Guilford Mills, a high-tech performance fabrics supplier, from May 2005 to April 2009, President and Chief Executive Officer of Piston Group, an automotive supplier, from 2003 to 2005, and President and Chief Operating Officer of United Plastics Group, an international plastics manufacturer, from 2001 to 2003. Mr. Smith received a bachelor’s degree in mechanical engineering from Carnegie Mellon University, and an M.B.A. from Harvard University.

DeWitt C. Thompson, V
, age 49, has served as a member of our board of directors since June 2020, and prior to that, a member of Legacy Nikola’s board of directors from July 2017 to June 2020. Mr. Thompson has served as Chairman and Chief Executive Officer of Thompson Machinery Commerce Corporation, a Caterpillar distributor in Tennessee and Mississippi, servicing heavy machinery, on-highway
trucks, and power systems, since 1995. He has also served as Chairman for Aries Clean Energy since April 2010. Mr. Thompson founded PureSafety in 1999 and served as Chairman until the purchase of that company by Underwriters Laboratories in 2011. Mr. Thompson is also an owner and director of the Nashville Predators and sits on the board of directors for Wealth Access. He received a bachelor of science degree from the engineering school at Vanderbilt University.
To our knowledge, there are no family relationships between any of our directors, any other of our directors, executive officers or any persons nominated or chosen to be a director or officer.
Executive Officers
Our executive officers and their ages as of March 2, 2022 are as follows:

Name	Age	Position
Mark A. Russell	59	President, Chief Executive Officer and Director
Kim J. Brady	58	Chief Financial Officer
Pablo M. Koziner	49	President, Energy & Commercial
Joseph R. Pike	40	Chief Human Resources Officer
Britton M. Worthen	48	Chief Legal Officer
The following presents biographical information for each of our executive officers listed in the table above, other than Mr. Russell, whose information is presented above.
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
Pablo M. Koziner
has served as President of Energy & Commercial since December 2020. Prior to joining us, Mr. Koziner served in various capacities at Caterpillar Inc., a leading manufacturer of construction and mining equipment, from 2015 to March 2020, including as President of Solar Turbines, Vice President of Electric Power, and in various roles in North and South America leading dealer relations. Mr. Koziner received a bachelor’s degree in political science and a juris doctor from Boston College.
Joseph R. Pike
has served as our Chief Human Resources Officer since June 2020, and prior to that, served as Legacy Nikola’s Chief Human Resources Officer from January 2018 to June 2020. Prior to joining Legacy Nikola, Mr. Pike served in various human resources positions at Vista Outdoor Inc. (NYSE: VSTO), an outdoor sports and recreational products company, including as senior director of talent and as director of leadership and organizational development from June 2015 to January 2018. At H.J. Heinz Company, a food processing company which is now a part of Kraft Heinz Co (Nasdaq: KHC), Mr. Pike served in various capacities from March 2013 to June 2015, including as human resources business partner, head of talent management and organizational effectiveness and associate director of performance. Mr. Pike received a bachelor’s degree in communications from Brigham Young University and a master’s degree in public administration from the Brigham Young University Marriott School of Management.
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
Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our executive officers, directors and greater than 10% stockholders complied on a timely basis with all Section 16(a) filing requirements applicable to them with respect to transactions during 2021, with the exception of the following: a Form 4 for Pablo M. Koziner required to be filed by December 8, 2021 was filed on December 9, 2021; and a Form 4 by Trevor R. Milton and M&M Residual required to be jointly filed January 15, 2021 was filed on February 16, 2021.
Code of Business Conduct and Ethics
We believe that our corporate governance initiatives comply with the Sarbanes-Oxley Act and the rules and regulations of the SEC adopted thereunder. In addition, we believe our corporate governance initiatives comply with the rules of Nasdaq. Our board of directors will continue to evaluate our corporate governance principles and policies.
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
Our board of directors has also adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer and Chief Financial Officer as well as other key management employees addressing ethical issues. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers can only be amended by the approval of a majority of our board of directors. Any waiver to our Code of Business Conduct and Ethics for an executive officer or director or any waiver of the Code of Ethics for Senior Financial Officers may only be granted by our board of directors or our sustainability, nominating and corporate governance committee and must be timely disclosed as required by applicable law. We have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our audit committee.
To date, there have been no waivers under our Code of Business Conduct and Ethics or our Code of Ethics for Senior Financial Officers. We intend to disclose future amendments to certain provisions of these codes or waivers of such codes granted to executive officers and directors on our website at www.nikolamotor.com within four business days following the date of such amendment or waiver.

Corporate Governance Documents
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, charters for each of the audit, compensation and sustainability, nominating and corporate governance committees and other corporate governance documents, are posted on the investors section of our website at www.nikolamotor.com/investors under the heading “Corporate Governance — Governance Documents.” In addition, stockholders may obtain a printed copy of these documents by writing to Secretary, Nikola Corporation, 4141 E Broadway Road, Phoenix, Arizona 85040.
Board Committees
We have an audit committee, a compensation committee, and a sustainability, nominating and corporate governance committee, each of which operate under a charter that has been approved by our board of directors. We believe that the composition of these committees meets the criteria for independence under, and the functioning of these committees complies with the applicable requirements of, the Sarbanes-Oxley Act, and the current rules and regulations of the SEC and Nasdaq. We intend to comply with future requirements to the extent they are applicable to us.
Audit Committee

Number of Members:	3

Members:	Steven Shindler, Chair Sophia Jin Michael L. Mansuetti

Number of Meetings in 2021:	5

Functions:
The functions of this committee include, among other things:

•   evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•   reviewing our financial reporting processes and disclosure controls;

•   reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit
services;

•   reviewing the adequacy and effectiveness of our internal control policies and procedures, including the effectiveness of our internal audit function;

•   reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;

•   preparing the report that the SEC requires in our annual proxy statement;

•   reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of ethics;

•   reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

•   reviewing and evaluating the audit committee charter biennially and recommending any proposed changes to the board of directors;

•   obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

•   monitoring the rotation of our independent auditor’s lead audit and concurring partners and the rotation of other audit partners as required by law;

•   prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•   reviewing our annual and quarterly financial statements and reports and discussing the statements and reports with our independent auditors and management;

•   reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies;

•   reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments; and

•   establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, auditing or other matters.

Our board of directors has determined that each member of the audit committee satisfies the independence requirements of Nasdaq and Rule
10A-3
under the Securities Exchange Act of 1934 (the “Exchange Act”). Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, our board of directors examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. All members of the audit committee meet the independence standards established by the listing rules of Nasdaq (the “Nasdaq listing rules”) and SEC rules.
Our board of directors determined that Mr. Shindler qualifies as an “audit committee financial expert” within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, the board of directors considered Mr. Shindler’s education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.
Compensation Committee

Number of Members:	3

Members:	Mary L. Petrovich, Chair Gerrit A. Marx DeWitt C. Thompson, V

Number of Meetings in 2021:	4

Functions:
The functions of this committee include, among other things:

•   reviewing and approving the corporate objectives that pertain to the determination of executive compensation;

•   reviewing and approving the compensation and other terms of employment of our executive officers;

•   reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•   making recommendations to the board of directors regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the board of directors;

•   reviewing and making recommendations to the board of directors regarding the type and amount of compensation to be paid or awarded to our non-employee
board members;

•   reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•   administering our equity incentive plans, to the extent such authority is delegated by the board of directors;

•   reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensation, perquisites and special or supplemental benefits for our executive officers;

•   reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•   preparing an annual report on executive compensation that the SEC requires in our annual proxy statement; and

•   reviewing and evaluating the compensation committee charter biennially and recommending any proposed changes to the board of directors

Each of the members of the compensation committee is a
non-employee
director, as defined in Rule
16b-3
promulgated under the Exchange Act and our board of directors has determined that each of the members satisfies the independence requirements of Nasdaq.
Sustainability, Nominating and Corporate Governance Committee

Number of Members:	3

Members:	Stephen J. Girsky, Chair Lynn Forester de Rothschild Bruce L. Smith

Number of Meetings in 2021:	4

Functions:
The functions of this committee include, among other things:

•   identifying, reviewing and making recommendations of candidates to serve on the board of directors;

•   evaluating the performance of the board of directors, committees of the board of directors and individual directors and determining whether continued service on the board of directors is appropriate;

•   evaluating nominations by stockholders of candidates for election to the board of directors;

•   evaluating the current size, composition and organization of the board of directors and its committees and making recommendations to the board of directors for approvals;

•   developing a set of corporate governance policies and principles and recommending to the board of directors any changes to such policies and principles;

•   reviewing issues and developments related to corporate governance and identifying and bringing to the attention of the board of directors current and emerging corporate governance trends;

•   discussing with management, as appropriate, the policies, programs, practices, and reports concerning environmental and social governance, including sustainability, environmental protection, community and social responsibility and human rights; and

•   reviewing periodically the sustainability, nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to the board of directors.

Our board of directors has determined that each of the members of our sustainability, nominating and corporate governance committee satisfies the independence requirements of Nasdaq.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
We are a technology innovator and integrator, working to develop innovative energy and transportation solutions. We are pioneering a business model designed to enable corporate customers to integrate next-generation truck technology, hydrogen fueling and charging infrastructure, and related maintenance. By creating this ecosystem, we and our strategic business partners hope to build a long-term competitive advantage for clean technology vehicles and next generation fueling solutions.
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
This Compensation Discussion and Analysis addresses our compensation structure and compensation philosophy.
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
Stockholder Advisory Vote
At our 2021 annual meeting of stockholders (the “2021 Annual Meeting”), we submitted an advisory vote to our stockholders seeking their non-binding
advisory vote of the compensation of our named executive officers (a
“Say-on-Pay”
vote) as described in the proxy statement for the 2021 Annual Meeting. At the 2021 Annual Meeting, we received 99,940,828 votes “for” and 7,767,137 votes “against” the approval of the compensation of our named executive officers for 2020, which, together with 120,050,623 abstentions, represented 43.9% of the voting power present or represented by proxy at the 2021 Annual Meeting and entitled to vote for the 2021
Say-on-Pay
vote. Of the abstentions, 79,659,795, or 66.4%, of the abstentions, were from a single stockholder. Excluding the shares held by such single stockholder from the aggregate voting power present or represented by proxy at the 2021 Annual Meeting and entitled to vote for the 2021
Say-on-Pay
vote, 67.5% of the shares voted in favor of the 2021
Say-on-Pay
vote. In addition, excluding all abstentions from the aggregate voting power present or represented by proxy at the 2021 Annual Meeting and entitled to vote for the 2021
Say-on-Pay
vote, 92.8% of the shares voted for the 2021
Say-on-Pay
vote. Our compensation committee reviewed such vote at the 2021 Annual Meeting, noting that of the shares that were voted “for” or “against,” as opposed to abstentions, the number of “for” votes was significantly larger than the number of votes “against” the compensation of our named executive officers, and determined that a majority of our stockholders present or represented by proxy at the 2021 Annual Meeting and entitled to vote thereon, excluding all abstentions, voted for our named executive officer’s compensation.

Our compensation committee considered the results of the 2021
Say-on-Pay
vote on our executive compensation program as part of its annual executive compensation review. Our board of directors values the opinions of our stockholders and our compensation committee will continue to consider the outcome of future
Say-on-Pay
votes, as well as feedback received throughout the year, when making compensation decisions for our named executive officers. The next
Say-on-Pay
vote will take place at the 2022 annual meeting of stockholders.
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
Compensation Program Objectives
The primary objectives of our executive compensation program are to:

•	Attract, retain, incent and reward highly qualified executives who are committed to our mission, objectives and a “shared success” culture.

•	Create an internally equitable and externally competitive compensation program that rewards executives for their performance and contributions to our long-term business results.

•	Ensure the predominant portion of each executive’s compensation is tied to our share price performance, thereby aligning executive interests directly with those of our stockholders.

•
Reward performance over multiple years by vesting equity awards after approximately three years, thereby aligning the timing of executive compensation with the time horizon required by business objectives.

•
Adhere to the highest standards of corporate governance through the deliberate and objective review and approval by an independent board of directors and disclosure of our programs to our stockholders. Specifically, we believe in transparency and providing sufficient information and context to stakeholders so they may assess our executive compensation program, practices, and effectiveness.

Compensation Program Elements
We believe the best measure of our performance is how we are valued over the long term. To focus our executives on the achievement of key initiatives and reward them with the creation of long-term value, we compensate them primarily with restricted stock unit awards that have long vesting periods. Our executive compensation program has two basic components:

Compensation Element	Principles and Objectives
Annual Salary	• Promotes value creation with salaries that are significantly below competitive norms.

Equity Awards
•   Promotes a foundation of retention and optimizes stockholder alignment.

•   Denominated as an annual grant value (with minimum amounts for each named executive officer set forth in their employment agreements), delivered as restricted stock units, that cliff-vest following the third anniversary of grant.

Compensation Decisions for 2021
Our executive compensation program is simple, clear and presents a unique approach to pay and rewards. Our low-cash,
high-stock pay mix demonstrates that our executive officers believe in our long-term potential and aligns the interests of our executive officers with our stockholders.
Executive Compensation Program Highlights

Annual Cash Compensation	Annual Cash Bonus	Cliff Vesting Period for Annual and Performance Stock Grants	Amount of 2020 Performance Stock Award Earned to Date by NEOs
$1	$0	3 YEARS	$0
CEO 2021 Pay Highlights
The compensation of our Chief Executive Officer is comprised primarily of stock awards that require continued service over three years and, in the case of the performance award described below, require significant appreciation in our stock price prior to performance shares being earned by our Chief Executive Officer. This approach ensures our stockholders are rewarded by our performance over time prior to our executive officers realizing compensation from cash or stock compensation. Mr. Russell voluntarily elected to receive cash compensation of only $1 for 2021, declining all cash compensation above that amount. The remainder of the Chief Executive Officer’s 2021 compensation was delivered in the form of time-vested restricted stock units that cliff vest in 2024.

2021 Annual Salary	2021 Stock Award Target Value	Number of RSUs Granted in 2021 that Vest Prior to 2024	Number of Shares of 2020 Performance Award that Vest if Performance Targets are not Achieved	Projected Annualized Total Stockholder Return Required for the CEO to Earn the Full Performance Award(1)
$1	$6,000,000	0	0	76.5%

(1)	Represents the annualized return required to achieve the highest share price milestone of $55 over the three-year performance period from the Business Combination share price of $10 per share.
CEO and Other NEO Pay Mix 2021
The pay mix of compensation awarded to our Chief Executive Officer and other named executive officers is variable, at-risk
and contingent on us achieving our key product development targets, commercial growth plans, and delivering sustained increases in stockholder value.

*
The cash compensation percentage has been rounded up to the nearest percentage point and the annual stock grant percentage has been rounded down to the nearest percentage point. Stock awards reflect values as disclosed in the Grants of Plan-Based Awards Table.

Annual Salary
Each named executive officer has requested a salary of $1.00 per year, declining all salary above that amount. Our executive officers are committed to our long-term success and have willingly foregone near-term cash compensation for the opportunity to create innovative products and energy ecosystems that will positively impact the world.
Equity Awards
A core principle of our executive compensation program is that the majority of compensation awarded to our executive officers is variable, at-risk
and dependent on the long-term performance of our common stock. This means that our executives are rewarded when they produce value for our stockholders through the achievement of our product and commercial objectives and, ultimately, when our stockholders are rewarded.
In April 2021, we approved equity awards to each of our executive officers in the form of time-based restricted stock units that vest wholly on the third anniversary of the grant date. The annual values of the time-based restricted stock units were designed to approximate competitive total compensation levels generally applicable to each position (subject to a certain minimum annual grant value set forth in each named executive officer’s employment agreement), recognizing that our cash compensation is comprised solely of $1 and no annual bonus. For 2021, the number of restricted stock units granted was determined by dividing the target grant value by the average closing stock price over the
20-trading
days prior to the date of grant.
Pay Determination
Our compensation committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable. Our compensation committee did not engage an outside advisor with respect to the development of the 2021 executive compensation or director compensation programs.
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
Furthermore, and in our view just as importantly, we actively manage the differences in pay within and across Nikola’s job levels to appropriately reflect the internal value of positions relative to each other, recognizing the team-based nature of work and the impact of pay equity on the engagement of our employees and internal culture. We believe these pay ratios reflect an appropriate balance between external competitiveness by position and internal equity across our employees.

Target Annual Compensation for 2021

Name and Position	Annual Salary ($)	Target Bonus ($)	Target Stock Award ($) (1)	Target Total Pay ($)
Mark A. Russell President and Chief Executive Officer	1	0	6,000,000	6,000,001
Kim J. Brady Chief Financial Officer	1	0	3,200,000	3,200,001
Pablo M. Koziner President, Energy & Commercial	1	0	3,100,000	3,100,001
Britton M. Worthen Chief Legal Officer	1	0	3,000,000	3,000,001
Joseph R. Pike Chief Human Resources Officer	1	0	2,000,000	2,000,001

(1)	Time-based RSUs vest 100% on March 3, 2024, subject to continued service through that date.
One-Time
2020 Performance Award
During the second quarter of 2020, in anticipation of and in connection with our Business Combination, executive management and the independent members of our board of directors began discussions about how to structure a one-time
incentive award to lead Nikola through the next phase of its development by promoting the creation of stockholder value through the achievement of key vehicle and commercial milestones. After analysis by our independent board members, our board of directors granted a one-time
performance award to each of our named executive officers as of the effective date of the Business Combination, June 3, 2020. We believe these performance awards are within the competitive range of multi-year grants made by companies in connection with initial public offerings. We do not expect to grant additional performance awards to our executive officers during the three-year performance period.
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
Achieving a share price of less than $25 results in no performance awards being earned. Under this approach, our market capitalization is required to increase from its initial approximate $4 billion valuation (at a share price of $10) to approximately $10 billion (at a share price of $25) prior to any performance awards being earned, effectively ensuring stockholders receive a return prior to the executive officers being compensated under the plan.
The number of shares underlying the performance awards was determined as a percentage of the increase in the market capitalization of the Company above the Business Combination share price of $10 per share.
For example, at a share price of $25, the performance awards are designed to deliver total target value equal to 1.5% of the incremental gains in the Company’s equity value above the initial Business Combination share price of $10 per share. The achievement of the maximum target of the performance awards, which requires a share price of $55, is designed to deliver total target value equal to 5.0% of the incremental gains in the Company’s equity value above the Business Combination share price of $10 per share. The achievement of the maximum target would require an annualized total shareholder return of 76.5% over the three-year performance period. No additional performance awards are earned at share prices above $55.

This plan design ensures the Company’s equity value must increase by more than 150% from the Business Combination share price of $10 per share before our named executive officers earn an incentive payout. No performance awards are earned for any share prices below $25 per share.

Share Price	Nikola Equity Value	Incremental Gains to Stockholders	Gains to Stockholders (%)	Gains to Executive Officers (%)	Total Performance Shares (#)
$10.00 (Business Combination Price)	$4 billion	—	—	—	—
$25.00	$10 billion	$6 billion	98.75%	1.25%	2,929,557
$40.00	$16 billion	$12 billion	97.50%	2.50%	7,323,392
$55.00	$22 billion	$18 billion	96.00%	4.00%	13,317,712
In light of our founder and former executive director’s separation from the Company in September 2020, the other executive officers volunteered, and our board of directors approved, to reset the commencement of the performance period to September 20, 2020, in order to clearly demonstrate our desire to align compensation with stockholder experience and expectations. The end of the performance period on June 3, 2023 remains unchanged.
The number of restricted stock units underlying the performance awards granted to each of our named executive officers is as follows:

	Performance Awards Granted in June 2020 at Each Share Price Milestone
	Chief Executive Officer	Chief Financial Officer	Chief Legal Officer	Chief Human Resources Officer	President, Energy & Commercial (1)	Total Performance Shares Outstanding(2)
$10.00	—	—	—	—	—	—
$25.00	1,069,000	570,000	534,000	356,000	400,557	2,929,557
$40.00	1,603,000	855,000	801,000	534,000	600,835	4,393,835
$55.00	2,187,000	1,166,000	1,093,000	729,000	819,320	5,994,320
Total	4,859,000	2,591,000	2,428,000	1,619,000	1,820,712	13,317,712

(1)
In connection with Mr. Koziner’s promotion to President, Energy & Commercial and being appointed an executive officer of the Company, the Company granted performance awards to him on the same terms as the other named executive officers but with the number of performance shares adjusted by the number of months remaining in the performance period and adjusted by the stock price at the time the grant was approved by the board of directors in December 2020.

(2)	This column shows the total number of shares underlying performance awards outstanding as of the end of the fiscal year.
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
No Perquisites Policy
We do not provide perquisites or other personal benefits to our named executive officers, all of whom are employed on an at-will
basis. We do not maintain nonqualified deferred compensation plans, supplemental executive retirement plan benefits, or single trigger change-in-control
benefits for our executive officers. Additionally, we do not provide tax gross-ups
except in the case of standard relocation benefits available to similarly situated executives.
Health and Welfare Benefits
We provide the following benefits to our named executive officers on the same basis provided to all of our employees:

•	health, dental and vision insurance;

•	life insurance and accidental death and dismemberment insurance;

•	a 401(k) plan (in which no executive officer participated during 2021);

•	vacation and paid holidays;

•	short-and long-term disability insurance; and

•	a health savings account.
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
from our Chief Legal Officer or Chief Financial Officer.
Summary Compensation Table
The following table sets forth information concerning the total compensation of our named executive officers in 2019, 2020 and 2021.

Name and principal position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Mark A. Russell President and Chief Executive Officer	2021	1	—	5,609,641	—	—	5,609,642
	2020	173,077	—	159,026,298	—	—	159,199,375
	2019	250,866	—	—	6,307,496	—	6,558,362
Kim J. Brady Chief Financial Officer	2021	1	—	2,991,816	—	—	2,991,817
	2020	144,231	1,041,139	84,800,710	—	50,566	86,036,646
	2019	250,000	—	—	—	12,451	262,451

Name and principal position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Pablo M. Koziner President, Energy & Commercial	2021	1	—	2,898,315	—	—	2,898,316
	2020	2	—	31,473,917	—	—	31,473,919
Britton M. Worthen Chief Legal Officer	2021	1	—	2,804,826	—	—	2,804,827
	2020	144,231	—	79,470,349	—	—	79,614,580
Joseph R. Pike Chief Human Resources Officer	2021	1	—	1,869,888	—	—	1,869,889
	2020	115,385	—	52,992,744	—	—	53,108,129

(1)
The salary amounts reflect the actual base salary payments earned by our named executive officers in the applicable fiscal year. For 2021, the amounts shown represent total salary paid to the named executive officers during full fiscal year 2021, reflecting salaries of $1 to each of the named executive officers.

(2)	The Company awarded no cash bonuses to any named executive officer during 2021.

(3)
The amounts in this column represent the aggregate fair value of restricted stock unit awards in 2021, and restricted stock unit awards and market-based performance restricted stock unit awards in 2020, computed as of the grant date of each award in accordance with ASC 718 for financial reporting purposes, rather than amounts paid to or realized by the individual. See the notes to our consolidated financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2021 for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards.

(4)	No matching contributions were made to the 401(k) Plan for any executive officer during 2021.
Grants of Plan-Based Awards Table
The following table presents information regarding grants of plan-based awards to each of our named executive officers during the fiscal year ended December 31, 2021:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock Awards ($)(2)
Mark A. Russell	2021/04/22	476,605	5,609,641
Kim J. Brady	2021/04/22	254,190	2,991,816
Pablo M. Koziner	2021/04/22	246,246	2,898,315
Britton M. Worthen	2021/04/22	238,303	2,804,826
Joseph R. Pike	2021/04/22	158,869	1,869,888

(1)
For all named executive officers, represents time-based RSUs granted pursuant to the 2020 Stock Plan on April 22, 2021 which cliff vest 100% on March 3, 2024, subject to continued service through the vesting date.

(2)
The amounts in this column represent the aggregate fair value of restricted stock unit awards computed as of the grant date of each award in accordance with ASC 718 for financial reporting purposes, rather than amounts paid to or realized by the individual. See the notes to our consolidated financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2021, for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards.

Outstanding Equity Awards at Fiscal
Year-End
Table
The following table sets forth information regarding outstanding equity awards for each of our named executive officers as of December 31, 2021:

		Option Awards				Stock Awards
Name	Date Granted	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested ($)(4)
Mark A. Russell	2019/02/27	8,843,299	—	1.06	2029/02/26	—		—	—	—
	2020/06/03	—	—	—	—	600,000		5,922,000	—	—
	2020/06/03	—	—	—	—	—		—	1,069,000	10,551,030
	2020/06/03	—	—	—	—	—		—	1,603,000	15,821,610
	2020/06/03	—	—	—	—	—		—	2,187,000	21,585,690
	2021/04/22	—	—	—	—	476,605	(7)	4,704,091	—	—
Kim J. Brady	2017/11/13	5,185,232	—	1.06	2027/11/12	—		—	—	—
	2018/12/21	5,090,182	—	1.06	2028/12/20	—		—	—	—
	2020/06/03	—	—	—	—	320,000		3,158,400	—	—
	2020/06/03	—	—	—	—	—		—	570,000	5,625,900
	2020/06/03	—	—	—	—	—		—	855,000	8,438,850
	2020/06/03	—	—	—	—	—		—	1,166,000	11,508,420
	2021/04/22	—	—	—	—	254,190	(7)	2,508,855	—	—
Pablo M. Koziner	2020/08/17	—	—	—	—	175,000	(5)	1,727,250	—	—
	2020/12/22	—	—	—	—	—		—	400,557	3,953,498
	2020/12/22	—	—	—	—	—		—	600,835	5,930,241
	2020/12/22	—	—	—	—	—		—	819,320	8,086,688
	2021/04/22	—	—	—	—	246,246	(7)	2,430,448	—	—

		Option Awards					Stock Awards
Name	Date Granted	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested ($)(4)
Britton M. Worthen	2017/11/01	61,482		—	1.06	2027/10/31	—		—	—	—
	2018/10/17	1,634,860		—	1.06	2028/10/16	—		—	—	—
	2018/11/01	55,326		—	1.06	2028/10/31	—		—	—	—
	2018/12/31	750,644	(6)	—	1.06	2028/12/31	—		—	—	—
	2019/03/19	2,851,500		—	1.06	2029/03/18	—		—	—	—
	2020/06/03	—		—	—	—	300,000		2,961,000	—	—
	2020/06/03	—		—	—	—	—		—	534,000	5,270,580
	2020/06/03	—		—	—	—	—		—	801,000	7,905,870
	2020/06/03	—		—	—	—	—		—	1,093,000	10,787,910
	2021/04/22	—		—	—	—	238,303	(7)	2,352,051	—	—
Joseph R. Pike	2018/10/17	409,712		—	1.06	2028/01/21	—		—	—	—
	2018/12/31	180,153	(6)	—	1.06	2028/12/31	—		—	—	—
	2020/06/03	—		—	—	—	200,000		1,974,000	—	—
	2020/06/03	—		—	—	—	—		—	356,000	3,513,720
	2020/06/03	—		—	—	—	—		—	534,000	5,270,580
	2020/06/03	—		—	—	—	—		—	729,000	7,195,230
	2021/04/22	—		—	—	—	158,869	(7)	1,568,037	—	—

(1)	Time-based restricted stock units granted to our named executive officers vest 100% following the third anniversary of grant, unless otherwise indicated
(2)	The market value of unvested time-based restricted stock units is calculated based on the closing price of our common stock ($9.87) as reported on the Nasdaq Global Select Market on December 31, 2021.
(3)
Market-based performance stock units granted to the named executive officers vest 100% following the third anniversary of grant to the extent we have achieved the defined performance milestones during the performance period.

(4)
The market value of unvested market-based performance restricted stock units that have not vested is calculated based on the closing price of our common stock ($9.87) as reported on the Nasdaq Global Select Market on December 31, 2021. Because none of the market-based share price milestones had been achieved by December 31, 2021 and none of the performance award had been earned, the market value of the performance units was $0.

(5)	These restricted stock units vest semi-annually over three years from the date of grant.
(6)
Represents performance-based stock options issued under Legacy Nikola’s Founder Stock Option Plan, effective as of December 31, 2018 (the “Founder Stock Option Plan”). These shares fully vested upon the closing of the Business Combination.

(7)	These restricted stock units vest 100% March 3, 2024, subject to continued service through March 3, 2024.
Option Exercises and Stock Vested Table
The following table sets forth the dollar amounts realized pursuant to the vesting or exercise of equity-based awards by each of our named executive officers for the fiscal year ended December 31, 2021:

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Mark A. Russell	—	—
Kim J. Brady	—	—
Pablo M. Koziner	100,000	1,331,250
Britton M. Worthen	—	—
Joseph R. Pike	—	—

(1)
The value realized upon vesting of restricted stock units was computed by multiplying the number of shares of common stock underlying RSUs that vested by the closing price of our common stock on the vesting date.

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
Under the employment agreements, if the executive’s employment is terminated by us without cause or the executive resigns for good reason, whether or not in connection with a change in control, then the executive will be entitled to receive (i) a cash lump sum severance payment, (ii) a cash lump sum payment covering 18 months of COBRA benefits continuation, (iii) full acceleration of time-based restricted stock units, and
(iv) pro-rata
acceleration of performance market-based restricted stock units based upon the stock price milestones achieved prior to termination of employment. Because our named executive officers have each elected to receive $1 in total annual cash compensation, the cash lump sum severance payment described above represents, in the case of the Chief Executive Officer, approximately two times total (base and target bonus) cash compensation for the CEO position and, for the other four named executive officers, approximately 1.5 times total (base and target bonus) cash compensation for equivalent roles. These severance multiples and the amount of assumed cash compensation are market competitive for comparably sized industrial companies. The severance payments described above are subject to the executive’s execution and non-revocation
of a general release of claims in favor of us and continued compliance with customary confidentiality and non-solicitation
requirements for a period of two years following termination. All severance payments are subject to compliance with Section 409A.
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

If, following a change in control, our named executive officer is terminated by us or a successor corporation without cause, then all Converted Awards shall fully vest at the time of termination, subject to compliance with Section 409A. For further details on employment agreements with our named executive officers, see Item 13. “Transactions with Executive Officers.”
The following table summarizes the payments that would be made to our named executive officers upon the occurrence of certain qualifying terminations of employment, assuming such named executive officer’s termination of employment with us occurred on December 31, 2021 and where relevant, that a change of control occurred on December 31, 2021.

	Value of Cash Payments ($)		Value of Accelerated Equity Awards ($)
Name	Involuntary Termination (1)	Death, Disability, Retirement, Voluntary Termination	Involuntary Termination (2)	Death, Disability(3)
Mark A. Russell	2,616,114	—	10,626,091	10,626,091
Kim J. Brady	1,068,509	—	5,667,255	5,667,255
Pablo M. Koziner	1,061,673	—	4,157,698	4,157,698
Britton M. Worthen	1,068,509	—	5,313,051	5,313,051
Joseph R. Pike	963,408	—	3,542,037	3,542,037

(1)
Upon a termination without cause or a resignation for good reason, with or without a change in control, our named executive officers would be entitled to a cash lump sum severance payment plus a cash lump sum amount equivalent to 18 months of COBRA benefits continuation in exchange for a release of claims against us and other covenants determined to be in our best interests.

(2)
Upon a termination without cause or a resignation for good reason, with or without a change in control, all outstanding stock options and restricted stock units immediately vest in full. For involuntary terminations without a change in control, outstanding performance units will vest in an amount based upon the stock price milestones achieved prior to the executive’s termination date and then pro-rated
for the amount of time that the executive was employed during the Performance Period. For involuntary terminations following a change in control, outstanding performance units that converted to time vested stock awards units based upon the stock price milestones achieved in the change in control vest. Because all stock options held by our named executive officers had already vested and none of the performance stock price milestones had been achieved by fiscal year end, the values shown reflect the number of accelerated time-based restricted stock units multiplied by the closing stock price ($9.87) on the last day of 2021.

(3)
For terminations due to death and disability, all outstanding stock options and restricted stock units held by our named executive officers will vest immediately. Outstanding performance units will vest in an amount based upon the stock price milestones achieved prior to the date of the executive’s death or termination due to disability. Because all stock options held by our named executive officers had already vested, and because none of the performance stock price milestones had been achieved by fiscal year end, the values shown reflect the number of accelerated time-based restricted stock units multiplied by the closing stock price ($9.87) on the last day of 2021.

Compensation of Directors
The discussion below relates to the compensation of our
non-employee
directors for the fiscal year ending December 31 2021.

Our
non-employee
director compensation program is designed to provide competitive compensation and to reward directors solely in the form of stock-based compensation to align the interests of directors with the interests of stockholders. Compensation consists of an annual grant of a restricted stock unit award under our 2020 Stock Incentive Plan (the “2020 Stock Plan”) with a grant date fair market value of $200,000, which vests in full on the first anniversary of such grant date, subject to continued service through such vesting date. In addition, each committee chair is awarded an annual grant of RSUs with a grant date fair market value of $10,000, to vest in full on the first anniversary of such grant date, subject to continued service through such vesting date. The chairman of our board of directors is awarded an annual grant of RSUs with a grant date fair market value of $350,000, to vest in full on the first anniversary such grant date, subject to continued service through such vesting date.

Role	Cash Retainer $	Equity Retainer $	Special Equity Retainer $	Total Compensation $
Chairman of the Board of Directors	—	200,000	150,000	350,000
Chair of a Committee	—	200,000	10,000	210,000
Director	—	200,000	—	200,000
Grants of RSUs under the
non-employee
director compensation program are granted annually concurrent with grants made to our named executive officers, with the number of shares subject to such annual RSU grant based upon the average closing stock price of our common stock over the
21-trading
days prior to the grant date.
Compensation under the director compensation program is subject to the annual limits on non-employee
director compensation set forth in our 2020 Stock Plan. In addition, each equity award granted to eligible directors under the director compensation program will vest in full immediately prior to the occurrence of a change in control (as defined in our 2020 Stock Plan) to the extent outstanding at such time, subject to continued service through the closing of such change in control.
We reimburse our
non-employee
directors for their reasonable
out-of-pocket
costs and travel expenses in connection with their attendance at board and committee meetings. Employee directors do not receive any compensation for service as a member of our board of directors.
The following table shows certain information with respect to the compensation of our non-employee
directors during the fiscal year ended December 31, 2021. The number of RSUs granted was determined by dividing the target grant value by the average closing stock price over the
21-trading
days prior to the date of grant.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	All other compensation ($)	Total ($)
Stephen J. Girsky	—	327,230	—	327,230
Sophia Jin	—	186,990	—	186,990
Michael L. Mansuetti	—	186,990	—	186,990
Gerrit A. Marx	—	196,347	—	196,347
Mary L. Petrovich	—	186,990	—	186,990
Steven M. Shindler	—	196,347	—	196,347
Bruce L. Smith	—	186,990	—	186,990
DeWitt C. Thompson, V	—	186,990	—	186,990
Jeffrey W. Ubben	—	196,347	—	196,347

(1)
Amounts represent the aggregate fair value of the RSUs computed as of the grant date of each award in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) for financial reporting purposes, rather than amounts paid to or realized by the named individual. See the notes to our consolidated financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2021 for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards.

The following table sets forth the aggregate number of shares of common stock underlying RSUs outstanding on December 31, 2021:

Name	Number of shares
Stephen J. Girsky	53,467
Sooyean (Sophia) Jin	35,887
Michael L. Mansuetti	35,887
Gerrit A. Marx	37,682
Mary L. Petrovich	20,194
Steven M. Shindler	22,983
Bruce L. Smith	21,211
DeWitt C. Thompson, V	35,887
Jeffrey W. Ubben	37,682
CEO Pay Ratio
Presented below is the ratio of annual total compensation of our CEO to the annual total compensation of our median employee. The ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K
under the Exchange Act. SEC rules for identifying the median employee allow companies to apply various methodologies and assumptions and, as a result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.
As determined in accordance with SEC rules, the fiscal 2021 annual total compensation for our CEO was $5,609,642 as reported in the Summary Compensation Table and $132,910 for our median employee, a full-time lead technician located in Phoenix Arizona. The ratio of these two figures is 42 to 1.
As permitted by SEC rules, our methodology to identify our median employee was to use the sum of full-year cash compensation and the fair value of stock awards granted during 2021 for each employee as of December 31, 2021. For these purposes, cash compensation was defined as actual gross wages and overtime for overtime eligible employees and was annualized for regular full-time and part-time employees hired during 2021.
We selected the median employee from among our population of 888 employees as of December 31, 2021, which was inclusive of full-time, part-time, and temporary, U.S. based employees. As permitted by SEC rules, we excluded approximately five
non-U.S.
based employees in Germany when making this determination. Except for these employees, we did not exclude any other employees pursuant to any other permitted exclusion.
Compensation Committee Interlocks and Insider Participation
No member of our compensation committee in 2021, which included Mary L. Petrovich, Gerrit A. Marx, Bruce L. Smith and DeWitt C. Thompson, V, was at any time during 2021 or at any other time an officer or employee of ours. Other than disclosed below under Item 13., no member of our compensation committee had or have any relationships with us that are required to be disclosed under Item 404 of Regulation
S-K.
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
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on its review and those discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Compensation Committee
Mary L. Petrovich, Chair
Gerrit A. Marx
DeWitt C. Thompson, V

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes the number of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights granted to our employees, consultants and directors, as well as the number of shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	54,492,544		$1.28	18,909,253
Equity compensation plans not approved by security holders	—		—	—
Total	54,492,544	(1)	$1.28	18,909,253	(2)

(1)
Consists of 28,996,160 shares issuable upon exercise of options outstanding under Legacy Nikola’s 2017 Stock Option Plan, 12,178,672 shares issuable upon vesting of outstanding RSUs under our 2020 Stock Plan, and 13,317,712 shares issuable upon vesting settlement of market-based RSUs outstanding under our 2020 Stock Plan. There are no options outstanding under our 2020 Stock Plan. The weighted average exercise price in column (b) does not take into account the RSUs or market-based RSUs that have no exercise price.

(2)	Consists of 14,909,253 shares available for future issuance under our 2020 Stock Plan and 4,000,000 shares available for future issuance the 2020 ESPP as of December 31, 2021.
The table above does not include options granted or issuable pursuant to the Founder Stock Option Plan.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 2, 2022 by: (1) each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each named executive officer as of December 31, 2021, (3) each director and (4) all current executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
The beneficial ownership percentages set forth in the table below are based on 417,456,713 shares of common stock outstanding as of March 2, 2022.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable, or RSUs that vest, in each case, within 60 days of March 2, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Except as otherwise set forth in footnotes to the table below, the address of each of the persons listed below is c/o Nikola Corporation, 4141 E Broadway Road, Phoenix, Arizona 85040.

	Shares Beneficially Owned
Name and address of beneficial owner	Number	% of Ownership
Named Executive Officers and Directors:
Mark A. Russell(1)	49,774,487	11.7%
Kim J. Brady(2)	10,275,414	2.4%
Pablo M. Koziner	129,803	*
Joseph R. Pike(3)	589,865	*
Britton M. Worthen(4)	5,353,812	1.3%
Stephen J. Girsky(5)	1,807,811	*
Lynn Forester de Rothschild	200,000	*
Sooyean (Sophia) Jin(6)	35,887	*
Michael L. Mansuetti(7)	35,887	*
Gerrit A. Marx(8)	37,682	*
Mary L. Petrovich(9)	20,194	*
Steven M. Shindler(10)	425,281	*
Bruce L. Smith(11)	21,211	*
DeWitt C. Thompson, V(12)	13,180,103	3.2%
All executive officers and directors as a group (14 persons)(13)	81,887,437	18.5%
5% Stockholders:
M&M Residual, LLC(14)	49,365,986	11.8%
T&M Residual, LLC(1)	39,876,497	9.6%
Iveco S.p.A.(15)	25,661,448	6.1%
Norges Bank(16)	20,879,125	5.0%

*	Represents beneficial ownership of less than 1%.
(1)
Consists of (i) 1,054,691 shares held by Mr. Russell, (ii) 39,876,497 shares held by T&M Residual, and (iii) options to purchase 8,843,299 shares of common stock held by Mr. Russell that are exercisable within 60 days of March 2, 2022. T&M Residual is owned by Trevor R. Milton and Mark A. Russell. Mr. Russell is the manager of T&M Residual and has sole dispositive power over the shares held by T&M Residual.

(2)	Represents options to purchase 10,275,414 shares of common stock that are exercisable within 60 days of March 2, 2022.
(3)
Consists of options to purchase 409,712 shares of common stock that are exercisable within 60 days of March 2, 2022 and options to purchase 180,153 shares of common stock pursuant to the Founder Stock Option Plan.

(4)
Consists of options to purchase 4,603,168 shares of common stock that are exercisable within 60 days of March 2, 2022 and options to purchase 750,644 shares of common stock pursuant to the Founder Stock Option Plan.

(5)	Includes 181,441 shares underlying private warrants and 27,802 RSUs that vest within 60 days of March 2, 2022.
(6)	Includes 15,887 RSUs that vest within 60 days of March 2, 2022.
(7)	Includes 15,887 RSUs that vest within 60 days of March 2, 2022.
(8)
Includes 16,682 RSUs that vest within 60 days of March 2, 2022. Mr. Marx serves as Chief Executive Officer of each of Iveco Group N. V. and Iveco. Mr. Marx is affiliated with Iveco but has no voting or dispositive power over the shares held by Iveco.

(9)	Includes 15,887 RSUs that vest within 60 days of March 2, 2022.
(10)	Includes 31,441 shares underlying private warrants and 16,682 RSUs that vest within 60 days of March 2, 2022.
(11)	Includes 15,887 RSUs that vest within 60 days of March 2, 2022.
(12)
Consists of 13,144,216 shares held by Legend Capital Partners and 15,887 RSUs that vest within 60 days of March 2, 2022. Legend Capital Partners has entered into arrangements under which it has pledged 13,144,216 shares of common stock held by Legend Capital Partners to secure loans with financial institutions. Such loans have or will have various requirements to repay all or portion of the loan upon the occurrence of various events, including when the price of common stock goes below certain specified levels. Legend Capital Partners may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. As the Managing Partner of Legend Capital Partners, Mr. Thompson may be deemed to indirectly beneficially own shares held by Legend and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The business address of this stockholder is 1245 Bridgestone Blvd., LaVergne, TN 37086.

(13)
Consists of (i) 56,471,564 shares beneficially owned, directly or indirectly, by our current executive officers and directors, (ii) options to purchase 24,131,593 shares of common stock that are exercisable within 60 days of March 2, 2022, (iii) options to purchase 930,797 shares of common stock pursuant to the Founder Stock Option Plan, (iv) 212,882 shares underlying exercisable private warrants and (v) 140,601 RSUs that vest within 60 days of March 2, 2022.

(14)
Based on a Form 4 filed jointly on February 9, 2022, by Trevor R. Milton and M&M Residual. M&M Residual is wholly-owned by Mr. Milton and Mr. Milton has sole voting and dispositive power over shares held by M&M Residual. Consists of 1,250,000 shares held by Mr. Milton’s spouse and 48,115,986 shares held by M&M Residual. The business address of this stockholder is P.O. Box 50608, Phoenix, AZ 85076.

(15)
Based on Schedule 13D filed jointly on June 15, 2020, by Iveco and CNHI. Iveco is a wholly-owned subsidiary of CNHI. CNHI and Iveco may be deemed to share the power to vote or to direct the vote of and to dispose or to direct the disposition of all of the shares owned by Iveco. The business address of this stockholder is 25 St. James’ Street, London, SW1A 1HA, United Kingdom.

(16)
Based on a Schedule 13G filed on March 10, 2022 by Norges Bank (Central Bank of Norway) (“Norges”). Norges has sole voting and dispositive power with respect to 20,663,395 shares and shared dispositive power with respect to 215,730 shares. The principal address for Norges is Bankplassen 2, P.O. Box 1179 Sentrum, NO 0107 Oslo, Norway.

Item 13. Certain Relationships and Related Transactions and Director Independence
Related Party Transactions
The following includes a summary of transactions since January 1, 2021 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.”
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
The limitation of liability and indemnification provisions in our Certificate of Incorporation and our Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit the Company and our stockholders.
Commercial Agreements
Agreements with Bosch Entities
On March 2, 2020, Legacy Nikola entered into a Commercial Letter Agreement with Nimbus, an affiliate of Robert Bosch GmbH, whereby Legacy Nikola agreed to use Nimbus’ affiliates’ autonomous driving components on Legacy Nikola’s autonomy equipped trucks, subject to certain conditions, negotiate inverter development, fuel cell power module development and part supply with Nimbus, and obligate Legacy Nikola to receive services resulting in a minimum payment to Nimbus and its affiliates. We believe the terms of this agreement are generally no less favorable to Legacy Nikola than those that could be obtained in similar transactions with unaffiliated third parties.
We maintain commercial relationships with Robert Bosch, LLC, Robert Bosch Battery Systems, LLC, and Robert Bosch Automotive Steering, LLC (collectively, the “Bosch Entities”). Michael L. Mansuetti is the President of Robert Bosch, LLC. Robert Bosch GmbH is the parent company of the Bosch Entities, and Nimbus is an affiliate of Robert Bosch GmbH. During the year ended December 31, 2021, we recorded purchases of $26.0 million to these entities. As of December 31, 2021, we recorded $2.6 million of accounts payable and $6.1 million in accrued expenses to these entities.

Additionally, during 2021, we acquired a license to Bosch fuel cell power modules for use in the production of our fuel cell electric vehicles (“FCEV”). As of December 31, 2021, we accrued $45.3 million for the acquisition of the license.
Mr. Mansuetti does not have a material interest in the transactions described above.
Agreements with CNHI/Iveco
On September 30, 2019, Legacy Nikola entered into a European alliance agreement with CNHI and Iveco (“the European Alliance Agreement”) whereby Legacy Nikola and CNHI/Iveco agreed to establish an entity for the purposes of designing, developing, engineering and manufacturing pure electric and hydrogen heavy trucks in Europe. Iveco is a beneficial owner of more than 5% of our common stock and Gerrit A. Marx, a member of our board of directors, serves as Chief Executive Officer of each of Iveco Group N.V. and Iveco. Pursuant to the European Alliance Agreement, Legacy Nikola and Iveco will contribute equal amounts of cash and in kind contributions necessary for each of party to subscribe to 50% of the capital stock of the entity contemplated by the agreement. The initial term of the European Alliance Agreement expires on December 31, 2030, with automatic renewals of ten-year
periods unless terminated by either party with written notice received by the non-terminating
party no later than December 31, 2029 for the initial term and no later than the end of the 7th year of any subsequent term. As a result of this agreement, we issued to Iveco 25,661,448 shares of Series D preferred stock in exchange for a license valued at $50.0 million pursuant to an
S-WAY
Platform and Product Sharing Agreement, $100.0 million
in-kind
services, pursuant to a Technical Assistance Service Agreement, or the Technical Assistance Service Agreement, and $100.0 million in cash. As of December 31, 2021, we have utilized the full balance of in-kind
services, which were recognized through research and development expense. We believe the contribution and capitalization terms of this agreement are generally no less favorable to Legacy Nikola than those that could be obtained in similar transactions with unaffiliated third parties.
During the year ended December 31, 2021, we recorded purchases of $31.0 million to these entities and their subsidiaries. As of December 31, 2021, we recorded $0.5 million of accounts payable and $7.0 million in accrued expenses to these entities and their subsidiaries.
Mr. Marx does not have a material interest in the transactions described above.
Transactions with Executive Officers
On June 2, 2020, T&M Residual, LLC (“T&M Residual”), an entity owned by Trevor R. Milton, our founder and former executive chairman of our board of directors, and Mr. Russell and managed by Mr. Milton, transferred 26,822,363 shares of Legacy Nikola common stock to Mr. Milton, who then contributed the shares to M&M Residual. In connection with such transfer, Mr. Milton was granted a proxy to vote the remaining shares of common stock held by T&M Residual until the earlier of June 2, 2023 or the earlier death or permanent disability of Mr. Milton. As part of the same transaction, Mr. Russell was appointed as the manager of T&M Residual.
Employment Agreements with Named Executive Officers
Details of the employment agreements for our named executive officers are provided below.
Employment Agreement with Mark A. Russell
On June 3, 2020, Mark A. Russell entered into an amended and restated employment agreement with us to serve as President and Chief Executive Officer. Mr. Russell’s employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Russell’s annual base salary is $1. Mr. Russell’s employment agreement provides that he is eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. Mr. Russell has declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. Subject to board approval, Mr. Russell is eligible to receive an annual time vested stock award consisting of RSUs for shares of common stock having a value on the date of grant of not less than $6,000,000, subject to continued employment during a three year cliff vesting schedule, and a performance-based stock award consisting of 4,859,000 RSUs which can be earned upon the achievement of pre-established
share price milestones, subject to continued employment during a performance period that ends on the third anniversary of the Closing Date. As of the closing of the Business Combination, all unvested stock options then held by Mr. Russell vested in full. Mr. Russell’s employment agreement contains customary confidentiality, non solicitation and intellectual property assignment provisions.

Pursuant to the employment agreement, in the event of an Involuntary Termination (as defined in the agreement) of Mr. Russell’s employment and subject to Mr. Russell’s delivery of an effective release of claims and ongoing compliance with certain post termination restrictive covenants, including a two year non compete and non solicit covenants and a non disparagement covenant, Mr. Russell will be entitled to receive: (1) a lump sum cash payment in an amount equal to $2,600,000, less applicable withholding taxes; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes; (3) the acceleration in full of all unvested equity and equity based awards, other than Mr. Russell’s performance-based award (and the post termination exercise period for unexercised stock options will be extended to three years following his termination date); and (4) following certification by the board of directors, Mr. Russell’s performance-based stock award will vest in an amount based upon the achievement of the share price milestones prior to his termination date, pro rated for the length of his employment during the performance period.
Employment Agreement with Kim J. Brady
On June 3, 2020, Kim J. Brady entered into an amended and restated employment agreement with us to serve as Chief Financial Officer. Mr. Brady’s employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Brady’s annual base salary is $1. Mr. Brady’s employment agreement provides that he is eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. Mr. Brady has declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. Subject to board approval, Mr. Brady is eligible to receive an annual time vested stock award consisting of RSUs for shares of common stock having a value on the date of grant of not less than $3,200,000, subject to continued employment during a three year cliff vesting schedule, and a performance-based stock award consisting of 2,591,000 RSUs which can be earned upon the achievement of pre-established
share price milestones, subject to continued employment during a performance period that ends on the third anniversary of the Closing Date. As of the closing of the Business Combination, all unvested stock options then held by Mr. Brady vested in full. Mr. Brady’s employment agreement contains customary confidentiality, non solicitation and intellectual property assignment provisions.
Pursuant to the employment agreement, in the event of an Involuntary Termination (as defined in the agreement) of Mr. Brady’s employment and subject to Mr. Brady’s delivery of an effective release of claims and ongoing compliance with certain post termination restrictive covenants, including a two year non compete and non solicit covenants and a non-disparagement
covenant, Mr. Brady will be entitled to receive: (1) a lump sum cash payment in an amount equal to $1,050,000, less applicable withholding taxes; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes; (3) the acceleration in full of all unvested equity and equity based awards, other than Mr. Brady’s performance-based award (and the post termination exercise period for unexercised stock options will be extended to three years following his termination date); and (4) following certification by the board of directors, Mr. Brady’s performance-based stock award will vest in an amount based upon the achievement of the share price milestones prior to his termination date, pro rated for the length of his employment during the performance period.
Employment Agreement with Pablo M. Koziner
On December 22, 2020, Pablo M. Koziner entered into an amended and restated employment agreement with us to serve as President of Energy and Commercial. Mr. Koziner’s employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Koziner’s annual base salary is $1. Mr. Koziner’s employment agreement provides that he is eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. Mr. Koziner has declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. Subject to board approval, Mr. Koziner is eligible to receive an annual time-vested stock award consisting of RSUs for shares of common stock having a value on the date of grant of not less than $3,100,000, subject to continued employment during a three-year cliff vesting schedule, and a performance-based stock award consisting of 1,820,712 RSUs which can be earned upon the achievement of pre-established
share price milestones, subject to continued employment during a performance period that ends on the third anniversary of the Closing Date. Mr. Koziner’s employment agreement contains customary confidentiality, non-solicitation
and intellectual property assignment provisions.

Pursuant to the employment agreement, in the event of an Involuntary Termination (as defined in the agreement) and subject to the delivery of an effective release of claims and ongoing compliance with certain post-termination restrictive covenants, including a two-year
non-compete
and
non-solicit
covenants and a
non-disparagement
covenant, Mr. Koziner will be entitled to receive: (1) a lump sum cash payment in an amount equal to $1,050,000, less applicable withholding taxes; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes; (3) the acceleration in full of all unvested equity and equity-based awards, other than Mr. Koziner’s performance-based award; and (4) following certification by the board of directors, Mr. Koziner’s performance-based stock award will vest in an amount based upon the achievement of the share price milestones prior to his termination date, pro-rated
for the length of his employment during the performance period.
Employment Agreement with Britton M. Worthen
On June 3, 2020, Britton M. Worthen entered into an amended and restated employment agreement with us to serve as Chief Legal Officer. Mr. Worthen’s employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Worthen’s annual base salary is $1. Mr. Worthen’s employment agreement provides that he is eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. Mr. Worthen has declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. Subject to board approval, Mr. Worthen is eligible to receive an annual time-vested stock award consisting of RSUs for shares of common stock having a value on the date of grant of not less than $3,000,000, subject to continued employment during a three-year cliff vesting schedule, and a performance-based stock award consisting of 2,428,000 RSUs which can be earned upon the achievement of pre-established
share price milestones, subject to continued employment during a performance period that ends on the third anniversary of the Closing Date. As of the closing of the Business Combination, all unvested stock options then held by Mr. Worthen vested in full. Mr. Worthen’s employment agreement contains customary confidentiality, non-solicitation
and intellectual property assignment provisions.
Pursuant to the employment agreement, in the event of an Involuntary Termination (as defined in the agreement) of Mr. Worthen’s employment and subject to Mr. Worthen’s delivery of an effective release of claims and ongoing compliance with certain post-termination restrictive covenants, including a two-year
non-compete
and
non-solicit
covenants and a
non-disparagement
covenant, Mr. Worthen will be entitled to receive: (1) a lump sum cash payment in an amount equal to $1,050,000, less applicable withholding taxes; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes; (3) the acceleration in full of all unvested equity and equity-based awards, other than Mr. Worthen’s performance-based award (and the post-termination exercise period for unexercised stock options will be extended to three years following his termination date); and (4) following certification by the board of directors, Mr. Worthen’s performance-based stock award will vest in an amount based upon the achievement of the share price milestones prior to his termination date, pro-rated
for the length of his employment during the performance period.
Employment Agreement with Joseph R. Pike
On June 3, 2020, Joseph R. Pike entered into an amended and restated employment agreement with us to serve as Chief Human Resources Officer. Mr. Pike’s employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Pike’s annual base salary is $1. Mr. Pike’s employment agreement provides that he is eligible to participate in our health and welfare benefit plans maintained for the benefit of our employees. Mr. Pike has declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. Subject to board approval, Mr. Pike is eligible to receive an annual time-vested stock award consisting of RSUs for shares of common stock having a value on the date of grant of not less than $2,000,000, subject to continued employment during a three-year cliff vesting schedule, and a performance-based stock award consisting of 1,619,000 RSUs which can be earned upon the achievement of pre-established
share price milestones, subject to continued employment during a performance period that ends on the third anniversary of the Closing Date. As of the closing of the Business Combination, all unvested stock options then held by Mr. Pike vested in full. Mr. Pike’s employment agreement contains customary confidentiality, non-solicitation
and intellectual property assignment provisions.

Pursuant to the employment agreement, in the event of an Involuntary Termination (as defined in the agreement) of Mr. Pike’s employment and subject to Mr. Pike’s delivery of an effective release of claims and ongoing compliance with certain post-termination restrictive covenants, including a two-year
non-compete
and
non-solicit
covenants and a
non-disparagement
covenant, Mr. Pike will be entitled to receive: (1) a lump sum cash payment in an amount equal to $945,000, less applicable withholding taxes; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes; (3) the acceleration in full of all unvested equity and equity-based awards, other than Mr. Pike’s performance-based award (and the post-termination exercise period for unexercised stock options will be extended to three years following his termination date); and (4) following certification by the board of directors, Mr. Pike’s performance-based stock award will vest in an amount based upon the achievement of the share price milestones prior to his termination date, pro-rated
for the length of his employment during the performance period.
Related Person Transaction Approval
Our board of directors has adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.
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
Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our chief legal officer and audit committee (or, where review by our audit committee would be inappropriate, to another independent body of the board of directors) for review. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•	the risks, costs, and benefits to the Company;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the materiality and character of the related person’s direct and indirect interest;

•	the related person’s actual or apparent conflict of interest;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties.
Our audit committee approves only those transactions that it determines are fair to us and in our best interests.
Director Independence
Our board of directors determined that each of our directors, other than Mark A. Russell, qualify as an independent director, as defined under the Nasdaq listing rules and that our board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC and the Nasdaq listing rules relating to director independence requirements. Our board of directors considered the fact that Messrs. Girsky and Shindler served as President and Chief Executive Officer and Chief Financial Officer, respectively, of VectoIQ, our predecessor company prior to our Business Combination that was completed in June 2020, and in such respective capacities, participated in the preparation of financial statements of VectoIQ, but did not participate in the preparation of Legacy Nikola’s financial statements. Based on input from Nasdaq, our board of directors determined that Messrs. Girsky and Shindler qualify as independent directors. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
The following table sets forth the fees billed by Ernst & Young LLP for audit and other services rendered:

	Year ended December 31,
	2021	2020
	(In thousands)
Audit Fees(1)	$1,320,000	$933,895
Audit-related Fees	—	—
Tax Fees(2)	73,000	278,292
All Other Fees(3)	1,350	1,000

	$1,394,350	$1,213,187

(1)
Audit fees consist of fees billed for professional services rendered for the audit of our financial statements, including, the aggregate fees billed for 2021 and 2020 for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form
10-K,
review of the quarterly financial information included in our Exchange Act filings and review of the financial information included in our
S-1
related to our pro forma in connection with the Business Combination.

(2)	Tax fees consist of consulting work and assistance related to tax compliance.
(3)	All other fees consist of the cost of our subscription to an accounting research tool provided by Ernst & Young LLP.
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
non-audit
fees initially approved.
Stockholder ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm is not required by our Bylaws or otherwise. However, the board of directors is submitting the selection of Ernst & Young LLP to the stockholders for ratification as a matter of good corporate practice. If the stockholders fail to ratify the selection, the audit committee will reconsider whether or not to retain Ernst & Young LLP. Even if the selection is ratified, the audit committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time during the year if the audit committee determines that such a change would be in the best interests of the Company and our stockholders.

PART IV
Item 15. Exhibit and Financial Statement Schedules

3.	The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

Exhibit No.	Description

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKOLA CORPORATION

Date: March 11, 2022	By:	/s/ Mark A. Russell
Mark A. Russell
President and Chief Executive Officer