Form 10-Q
period 2022-03-31
Nikola Corp
filed 2022-05-05
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 421,138,281 shares of the registrant’s common stock outstanding.

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
•We may experience significant delays in the design, manufacture, launch and financing of our trucks, including in the expansion of our manufacturing plant, which could harm our business and prospects.
•Increases in costs, disruption of supply or shortage of raw materials, including lithium-ion battery cells, chipsets, and displays, could harm our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$360,118	$497,241
Accounts receivable, net	1,339	—
Inventory	25,847	11,597
Prepaid expenses and other current assets	31,730	15,891
Total current assets	419,034	524,729
Restricted cash and cash equivalents	25,000	25,000
Long-term deposits	33,800	27,620
Property, plant and equipment, net	264,121	244,377
Intangible assets, net	97,181	97,181
Investment in affiliates	62,634	61,778
Goodwill	5,238	5,238
Other assets	3,353	3,896
Total assets	$910,361	$989,819
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$77,478	$86,982
Accrued expenses and other current liabilities	105,657	93,487
Debt and finance lease liabilities, current	507	140
Total current liabilities	183,642	180,609
Long-term debt and finance lease liabilities, net of current portion	25,045	25,047
Operating lease liabilities	2,542	2,263
Warrant liability	4,718	4,284
Other long-term liabilities	72,231	84,033
Deferred tax liabilities, net	11	11
Total liabilities	288,189	296,247
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 418,344,072 and 413,340,550 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	42	41
Additional paid-in capital	2,025,552	1,944,341
Accumulated deficit	(1,403,553)	(1,250,612)
Accumulated other comprehensive income (loss)	131	(198)
Total stockholders' equity	622,172	693,572
Total liabilities and stockholders' equity	$910,361	$989,819
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Truck sales	$—	$—
Service and other	1,887	—
Total revenues	1,887	—
Cost of revenues:
Truck sales	—	—
Service and other	1,456	—
Total cost of revenues	1,456	—
Gross profit	431	—
Operating expenses:
Research and development	74,557	55,163
Selling, general, and administrative	77,183	65,427
Total operating expenses	151,740	120,590
Loss from operations	(151,309)	(120,590)
Other income (expense):
Interest expense, net	(211)	(9)
Revaluation of warrant liability	(434)	951
Other income, net	1,833	219
Loss before income taxes and equity in net loss of affiliates	(150,121)	(119,429)
Income tax expense	—	1
Loss before equity in net loss of affiliates	(150,121)	(119,430)
Equity in net loss of affiliates	(2,820)	(794)
Net loss	$(152,941)	$(120,224)

Net loss per share:
Basic	$(0.37)	$(0.31)
Diluted	$(0.37)	$(0.31)
Weighted-average shares outstanding:
Basic	415,152,656	392,189,851
Diluted	415,152,656	392,489,761
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(152,941)	$(120,224)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	329	(313)
Comprehensive loss	$(152,612)	$(120,537)
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	413,340,550	$41	$1,944,341	$(1,250,612)	$(198)	$693,572
Exercise of stock options	179,831	—	308	—	—	308
Issuance of shares for RSU awards	1,180,047	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	3,643,644	1	27,375	—	—	27,376
Stock-based compensation	—	—	53,528	—	—	53,528
Net loss	—	—	—	(152,941)	—	(152,941)
Other comprehensive income	—	—	—	—	329	329
Balance as of March 31, 2022	418,344,072	$42	$2,025,552	$(1,403,553)	$131	$622,172

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	391,041,347	$39	$1,540,037	$(560,174)	$239	$980,141
Exercise of stock options	1,896,667	—	2,413	—	—	2,413
Issuance of shares for RSU awards	807,143	—	—	—	—	—
Stock-based compensation	—	—	50,266	—	—	50,266
Net loss	—	—	—	(120,224)	—	(120,224)
Other comprehensive loss	—	—	—	—	(313)	(313)
Balance as of March 31, 2021	393,745,157	$39	$1,592,716	$(680,398)	$(74)	$912,283

See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(152,941)	$(120,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,111	1,805
Stock-based compensation	53,528	50,266
Non-cash in-kind services	—	12,896
Equity in net loss of affiliates	2,820	794
Revaluation of warrant liability	434	(951)
Inventory write-downs	3,473	—
Other non-cash activity	(326)	1
Changes in operating assets and liabilities:
Accounts receivable, net	(1,339)	—
Inventory	(22,404)	—
Prepaid expenses and other current assets	(14,710)	(1,758)
Accounts payable, accrued expenses and other current liabilities	(2,131)	2,083
Long-term deposits	—	(4,161)
Other assets	(304)	—
Operating lease liabilities	(77)	—
Other long-term liabilities	(457)	—
Net cash used in operating activities	(131,323)	(59,249)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(30,106)	(24,521)
Investments in affiliates	(3,348)	—
Net cash used in investing activities	(33,454)	(24,521)
Cash flows from financing activities
Proceeds from the exercise of stock options	308	2,626
Proceeds from issuance of shares under the Tumim Purchase Agreements	27,376	—
Payments on finance lease liabilities	(30)	(258)
Payment of note payable	—	(4,100)
Payments for issuance costs	—	(26)
Net cash provided by (used in) financing activities	27,654	(1,758)
Net decrease in cash and cash equivalents, including restricted cash	(137,123)	(85,528)
Cash and cash equivalents, including restricted cash, beginning of period	522,241	849,278
Cash and cash equivalents, including restricted cash, end of period	$385,118	$763,750

Supplementary cash flow disclosures:
Cash paid for interest	$273	$187
Cash interest received	$85	$259
Supplementary disclosures for noncash investing and financing activities:
Purchases of property, plant and equipment included in liabilities	$21,294	$27,108
Accrued deferred issuance costs	$—	$330
Leased assets obtained in exchange for new finance lease liabilities	$378	$—
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
(b)Unaudited Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had $360.1 million and $497.2 million of cash and cash equivalents, which included cash equivalents of zero and $463.9 million of highly liquid investments as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, the Company had $25.0 million in non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and consists of securitization of the Company's letter of credit.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of
	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$360,118	$497,241	$763,750
Restricted cash and cash equivalents – non-current	25,000	25,000	—
Cash, cash equivalents and restricted cash and cash equivalents	$385,118	$522,241	$763,750
(b)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$4,718	$4,718
Derivative liability	—	—	3,752	3,752

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$463,867	$—	$—	$463,867

Liabilities
Warrant liability	$—	$—	$4,284	$4,284
Derivative liability	—	—	4,189	4,189
As a result of the Company's business combination with VectoIQ Acquisition Corp. ("VectoIQ") in June 2020 (the "Business Combination"), the Company assumed a warrant liability (the "Warrant Liability") related to previously issued private warrants in connection with VectoIQ's initial public offering. The Warrant Liability is remeasured to its fair value at each reporting period and upon settlement. The change in fair value was recognized in "Revaluation of warrant liability" on the consolidated statements of operations. The change in fair value of the Warrant Liability was as follows:

Warrant Liability
Estimated fair value at December 31, 2021	$4,284
Change in fair value	434
Estimated fair value at March 31, 2022	$4,718

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	March 31, 2022	December 31, 2021
Stock price	$10.71	$9.87
Exercise price	$11.50	$11.50
Remaining term (in years)	3.18	3.42
Volatility	90%	90%
Risk-free rate	2.43%	1.03%
Expected dividend yield	—%	—%
On September 13, 2021, the Company entered into an Amended Membership Interest Purchase Agreement (the "Amended MIPA") with Wabash Valley Resources ("WVR") and the sellers party thereto (each, a "Seller"), pursuant to which the Company is subject to the first price differential and second price differential (together the "Price Differential"). Pursuant to the terms of the Amended MIPA, the first price differential was settled in the fourth quarter of 2021 for $3.4 million.
The second price differential is equal to $14.86 ("Issue Price") less the average closing price for shares of the Company's common stock for the five consecutive days immediately following June 20, 2022. If the second price differential is positive, the Company is obligated to pay to each Seller an amount equal to the product of 50% of such Seller's portion of the closing stock consideration and the second price differential on June 28, 2022. Under the Amended MIPA, the Company's maximum obligation for the Price Differential is $10.0 million in aggregate.
The Price Differential is a freestanding financial instrument and accounted for as a derivative liability. The derivative liability will be remeasured at each reporting period with changes in its fair value recorded in "Other income, net" on the consolidated statements of operations. The change in fair value of the derivative liability was as follows:

Derivative Liability
Estimated fair value at December 31, 2021	$4,189
Change in fair value	(437)
Estimated fair value at March 31, 2022	$3,752
The fair value of the derivative liability, a level 3 measurement, was estimated using a Monte Carlo simulation model. The application of the Monte Carlo simulation model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	March 31, 2022	December 31, 2021
Stock price	$10.71	$9.87
Strike price	$14.86	$14.86
Volatility	100%	100%
Risk-free rate	0.50%	0.18%
(c)Revenue Recognition
Truck sales
Truck sales will consist of revenue recognized on the sales of the Company's battery-electric ("BEV") and fuel-cell electric ("FCEV") trucks. The sale of trucks is recognized as a single performance obligation at the point in time when control is transferred to the customer. Control is deemed transferred when the product is shipped to the customer and the customer can

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
direct the product's use and obtain substantially all of the remaining benefits from the asset. BEV sales are expected to begin in the second quarter of 2022 and FCEV in the second half of 2023.
Services and other
Services and other revenues for the three months end March 31, 2022 consist of sales of mobile charging trailers ("MCTs"). The sale of MCTs is recognized as a single performance obligation at the point in time when control is transferred to the customer. Control is deemed transferred when the product is delivered to the customer and the customer can direct the product's use and obtain substantially all of the remaining benefits from the asset. The Company does not offer sales returns on MCTs. Payment for products sold are made upon invoice or in accordance with the Company's customary payment terms and the Company's MCT contracts do not have significant financing components. The Company has elected to exclude sales taxes from the measurement of the transaction price.
(d)Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-10, Government Assistance, to increase transparency of government assistance which requires annual disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for annual periods beginning after December 15, 2021 and early adoption is permitted. The Company will adopt ASU 2021-10 for the year ended December 31, 2022, which will have an immaterial impact to the Company's consolidated financial statements.
3.BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at March 31, 2022 and December 31, 2021, respectively:

	As of
	March 31, 2022	December 31, 2021
Raw materials	$12,766	$7,344
Work in process	8,556	4,253
Finished goods	4,525	—
Total inventory	$25,847	$11,597
Inventory cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories are stated at the lower of cost or net realizable value. Inventories are written down for any excess or obsolescence and when net realizable value is in excess of carrying value.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at March 31, 2022 and December 31, 2021, respectively:

	As of
	March 31, 2022	December 31, 2021
Deposits	$17,014	$5,615
Prepaid expenses	6,846	5,116
Non-trade receivables	5,713	2,717
Deferred implementation costs	2,157	2,443
Total prepaid expenses and other current assets	$31,730	$15,891

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Non-trade receivables
For the three months ended March 31, 2022 and 2021, the Company recognized government grant income totaling $0.3 million and zero, respectively, in connection with the Arizona Qualified Facility Tax Credit (“QFTC”). As U.S. GAAP does not contain authoritative accounting standards on this topic, the Company accounted for the QFTC by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, the grant is recognized on a systematic basis over the periods in which the qualifying expenses are incurred when it is determined that receipt of the grant is no longer contingent. As of March 31, 2022, the Company recognized $2.4 million in "Prepaid expenses and other current assets" and $0.3 million in "Other assets" on the consolidated balance sheets. As of December 31, 2021, the Company recognized $1.2 million in "Prepaid expenses and other current assets" and $1.2 million in "Other assets" on the consolidated balance sheets.
Deferred implementation costs
The capitalized costs are amortized on a straight-line basis over the estimated useful life of five years. The Company recorded an immaterial amount to amortization expense on the consolidated statements of operations for the three months ending March 31, 2022 and 2021.
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Buildings	$131,118	$104,333
Construction-in-progress	85,038	103,515
Machinery and equipment	45,282	36,551
Other	8,751	3,914
Software	8,068	7,562
Leasehold improvements	2,891	2,883
Furniture and fixtures	1,480	1,480
Finance lease assets	1,025	646
Property, plant and equipment, gross	283,653	260,884
Less: accumulated depreciation and amortization	(19,532)	(16,507)
Total property, plant and equipment, net	$264,121	$244,377
Construction-in-progress on the Company's consolidated balance sheets as of March 31, 2022 relates primarily to the expansion of the Company's manufacturing plant in Coolidge, Arizona, and build-out of the Company's headquarters and R&D facility in Phoenix, Arizona. During the first quarter of 2022, $26.8 million of construction-in-progress was placed in service related to phase 1.0 of the Coolidge facility.
Depreciation expense for the three months ended March 31, 2022 and 2021 was $3.0 million and $1.8 million, respectively.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Settlement liability	$50,000	$50,000
Accrued purchase of intangible asset	22,231	11,344
Goods received not yet invoiced	11,526	8,253
Accrued legal expenses	6,059	5,664
Accrued payroll and payroll related expenses	4,848	2,521
Derivative liability	3,752	4,189
Accrued purchases of property, plant and equipment	2,897	2,817
Accrued outsourced engineering services	2,546	1,134
Other accrued expenses	1,798	7,565
Total accrued expenses and other current liabilities	$105,657	$93,487
4. INVESTMENTS IN AFFILIATES
Investments in unconsolidated affiliates accounted for under the equity method consist of the following:

		As of
	Ownership	March 31, 2022	December 31, 2021
Nikola Iveco Europe GmbH	50%	$4,921	$4,083
Wabash Valley Resources LLC	20%	57,713	57,695
		$62,634	$61,778
Equity in net loss of affiliates on the consolidated statements of operations for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
	2022	2021
Equity in earnings (loss) of affiliates:
Nikola Iveco Europe GmbH	$(2,838)	$(794)
Wabash Valley Resources LLC	18	—
Total equity in net loss of affiliates	$(2,820)	$(794)
Nikola Iveco Europe GmbH
In April 2020, the Company and Iveco established a joint venture in Europe, Nikola Iveco Europe GmbH. The operations of the joint venture are located in Ulm, Germany, and consist of manufacturing the BEV and FCEV Class 8 trucks for the European and North American markets.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three months ended March 31, 2022 the Company made a contribution to Nikola Iveco Europe GmbH of 3.0 million Euros (approximately $3.3 million). As of March 31, 2022, the Company's maximum exposure to loss was $16.6 million, which represents the book value of the Company's equity interest and guaranteed debt obligations of $11.7 million.
Wabash Valley Resources LLC
On June 22, 2021, the Company entered into the Membership Interest Purchase Agreement ("MIPA") with WVR and the Sellers, pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for $25.0 million in cash and 1,682,367 shares of the Company’s common stock. WVR is developing a clean hydrogen project in West Terre Haute, Indiana, including a hydrogen production facility. The common stock consideration was calculated based on the 30-day average closing stock price of the Company, or $14.86 per share, and the Company issued 1,682,367 shares of its common stock.
The Company's interest in WVR is accounted for under the equity method and is included in "Investment in affiliates" on the Company's consolidated balance sheets. Included in the initial carrying value was a basis difference of $55.5 million due to the difference between the cost of the investment and the Company's proportionate share of WVR's net assets. The basis difference is primarily comprised of property, plant and equipment and intangible assets.
The Company does not guarantee debt for, or have other financial support obligations to the entity and its maximum exposure to loss in connection with its continuing involvement with the entity is limited to the carrying amount of the investment.
5. DEBT AND FINANCE LEASE LIABILITIES
Debt and finance lease liabilities as of March 31, 2022 and December 31, 2021, were as follows:

	As of
	March 31, 2022	December 31, 2021
Current:
Promissory note	$146	$—
Finance lease liabilities	361	140
Debt and finance lease liabilities, current	$507	$140

Non-current:
Promissory note	$24,510	$24,639
Finance lease liabilities	535	408
Long-term debt and finance lease liabilities, net of current portion	$25,045	$25,047
Promissory Note
During the fourth quarter of 2021, the Company closed on the purchase of its headquarters facility in Phoenix, Arizona. Concurrently with the closing of the purchase, the Company, as borrower, executed a promissory note for $25.0 million at a stated interest rate of 4.00% (the "Promissory Note"). The Promissory Note carries a 60-month term, interest only payments for the first 12 months and a 25-year amortization thereafter, with the remaining principal balance due upon maturity. The loan is fully collateralized by the Company's headquarters.
The Company capitalized debt issuance costs of $0.4 million related to the Promissory Note. Debt issuance costs are being amortized to interest expense over the term of the Promissory Note using the effective interest method. The effective interest rate on the Promissory Note is 4.34%.
For the three months ended March 31, 2022, the Company recognized $0.3 million of interest expense related to interest on the Promissory Note and amortization of debt issuance costs.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Letter of Credit
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million through December 31, 2024 in connection with the execution of a product supply agreement with a vendor. As of March 31, 2022, no amounts have been drawn on the letter of credit.
6. CAPITAL STRUCTURE
Shares Authorized
As of March 31, 2022, the Company had a total of 750,000,000 shares authorized for issuance consisting of 600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As of March 31, 2022, the Company had 760,915 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. For the three months ended March 31, 2022 and 2021, the Company recorded a $0.4 million loss and $1.0 million gain, respectively, for "Revaluation of warrant liability" on the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the Company had $4.7 million and $4.3 million, respectively, for warrant liability related to the private warrants outstanding on the consolidated balance sheets.
The exercise price and number of shares of common stock issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below their exercise price.
Stock Purchase Agreements
First Purchase Agreement with Tumim Stone Capital LLC
On June 11, 2021, the Company entered into a common stock purchase agreement (the "First Tumim Purchase Agreement") and a registration rights agreement (the "Registration Rights Agreement") with Tumim Stone Capital LLC ("Tumim"), pursuant to which Tumim committed to purchase up to $300.0 million in shares of the Company's common stock, subject to certain limitations and conditions set forth in the First Tumim Purchase Agreement. The Company shall not issue or sell any shares of common stock under the First Tumim Purchase Agreement which, when aggregated with all other shares of common stock beneficially owned by Tumim, would result in beneficial ownership of more than 4.99% of the Company's outstanding shares of common stock.
Under the terms of the First Tumim Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, shares of common stock over the period commencing on the date of the First Tumim Purchase Agreement (the “Tumim Closing Date”) and ending on the first day of the month following the 36-month anniversary of the Tumim Closing Date, provided that a registration statement covering the resale of shares of common stock that have been and may be issued under the First Tumim Purchase Agreement is declared effective by the SEC. Registration statements covering the offer and sale of up to 18,012,845 and 17,025,590 shares of common stock to Tumim were declared effective on June 30, 2021 and March 22, 2022, respectively. The purchase price will be calculated as 97% of the volume weighted average prices of the Company's common stock during normal trading hours for three consecutive trading days commencing on the purchase notice date.
During the second quarter of 2021 and concurrently with the signing of the First Tumim Purchase Agreement, the Company issued 155,703 shares of its common stock to Tumim as a commitment fee ("Commitment Shares"). The total fair value of the shares issued for the commitment fee of $2.6 million was recorded in "Selling, general, and administrative" expense on the Company's consolidated statements of operations.
During the three months ended March 31, 2022, the Company sold 3,643,644 shares of common stock for proceeds of $27.4 million under the terms of the First Tumim Purchase Agreement. As of March 31, 2022, the remaining commitment available under the First Tumim Purchase Agreement was $108.8 million.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Second Purchase Agreement with Tumim Stone Capital LLC
On September 24, 2021, the Company entered into a second common stock purchase agreement (the "Second Tumim Purchase Agreement") and a registration rights agreement with Tumim, pursuant to which Tumim committed to purchase up to $300.0 million in shares of the Company's common stock, subject to certain limitations and conditions set forth in the Second Tumim Purchase Agreement. The Company will not issue or sell any shares of common stock under the Second Tumim Purchase Agreement which, when aggregated with all other shares of common stock beneficially owned by Tumim, would result in beneficial ownership of more than 4.99% of the Company's outstanding shares of common stock.
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
During the third quarter of 2021 and concurrently with the signing of the Second Tumim Purchase Agreement, the Company issued 252,040 shares of its common stock to Tumim as a commitment fee. The total fair value of the shares issued for the commitment fee of $2.9 million was recorded in "Selling, general, and administrative" expense on the Company's consolidated statement of operations.
As of March 31, 2022, the Company has not sold any shares of common stock to Tumim under the Second Tumim Purchase Agreement and has a remaining commitment of $300.0 million available.
7. STOCK BASED COMPENSATION EXPENSE
2017 and 2020 Stock Plans
The 2017 Stock Option Plan (the “2017 Plan”) provides for the grant of incentive and nonqualified options to purchase common stock to officers, employees, directors, and consultants. Options were granted at a price not less than the fair market value on the date of grant and generally became exercisable between one and four years after the date of grant. Options generally expire ten years from the date of grant. Outstanding awards under the 2017 Plan continue to be subject to the terms and conditions of the 2017 Plan.
On June 2, 2020, the stockholders approved the Nikola Corporation 2020 Stock Incentive Plan (the "2020 Plan") and the Nikola Corporation 2020 Employee Stock Purchase Plan (the "2020 ESPP"). The 2020 Plan provides for the grant of incentive and nonqualified stock options, restricted stock units ("RSUs"), restricted share awards, stock appreciation awards, and cash-based awards to employees, outside directors, and consultants of the Company. The 2020 Plan and the 2020 ESPP became effective immediately upon the closing of the Business Combination. No offerings have been authorized to date by the Company's board of directors under the ESPP.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock Options
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted. Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	28,996,160	$1.28	6.87
Granted	—	—
Exercised	179,831	1.71
Cancelled	15,225	3.16
Outstanding at March 31, 2022	28,801,104	$1.27	6.62
Vested and exercisable as of March 31, 2022	28,470,051	$1.25	6.61
Restricted Stock Units
The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. The time-based RSUs generally vest semi-annually over a three-year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. Certain RSUs awarded to key employees contain performance conditions related to achievement of strategic and operational milestones ("Performance RSUs"). As of March 31, 2022, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited. In addition, for certain technical engineering employees the awards cliff vest after a three-year period or vest on the achievement of certain operational milestones. The RSUs to directors have a vesting cliff of one year after the grant date. Changes in RSUs are as follows:

Number of RSUs
Balance at December 31, 2021	12,178,672
Granted	3,460,470
Released	1,180,047
Cancelled	502,978
Balance at March 31, 2022	13,956,117
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
During the three months ended March 31, 2022, the Company granted 949,026 shares of market based RSUs to an executive in connection with his hiring during the period. The total grant date fair value of the market based RSUs was determined to be $2.2 million and is recognized over the requisite service period.
The grant date fair value of the market based RSUs was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
award to calculate the fair value of the award. The following inputs and assumptions were used to determine the grant date fair value for the market based RSUs:

Three Months Ended
March 31, 2022
Stock price	$9.66
Term (years)	1.19
Risk-free interest rate	1.7%
Expected volatility	100%

Changes in market based RSUs are as follows:

Number of Market Based RSUs
Balance at December 31, 2021	13,317,712
Granted	949,026
Released	—
Cancelled	—
Balance at March 31, 2022	14,266,738
Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Research and development	$8,707	$10,322
Selling, general, and administrative	44,821	39,944
Total stock-based compensation expense	$53,528	$50,266
As of March 31, 2022, total unrecognized compensation expense was as follows:

Unrecognized Compensation Expense
Options	$608
Market based RSUs	139,524
RSUs	154,107
Total unrecognized compensation expense at March 31, 2022	$294,239
8. INCOME TAXES
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
Income tax expense was immaterial for the three months ended March 31, 2022 and 2021.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general, and administrative expense on the consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2022.
Regulatory and Governmental Investigations and Related Internal Review
In September 2020, a short seller reported on certain aspects of the Company’s business and operations. The Company and its board of directors retained Kirkland & Ellis LLP to conduct an internal review in connection with the short-seller article (the “Internal Review”), and Kirkland & Ellis LLP promptly contacted the Division of Enforcement of the SEC to make it aware of the commencement of the Internal Review. The Company subsequently learned that the Staff of the Division of Enforcement had previously opened an investigation. During that same month, the Company and five of its officers and employees received subpoenas from the Staff of the Division of Enforcement as a part of a fact-finding inquiry related to aspects of the Company’s business as well as certain matters described in the short seller's article. Later that same month, the Staff of the Division of Enforcement issued additional subpoenas to another three of the Company’s officers and employees and to the Company’s current and former directors.
The Company and our former executive chairman, Trevor Milton, also received grand jury subpoenas from the U.S. Attorney’s Office for the Southern District of New York (the “SDNY”) in September 2020. Later that same month, Mr. Milton offered to voluntarily step down from his position as Executive Chairman, as a member of the Company’s board of directors, including all committees thereof, and from all positions as an employee and officer of the Company. The board accepted his resignation and appointed Stephen Girsky as Chairman of the board of directors.
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
The legal and other professional costs the Company incurred during the three months ended March 31, 2022 and 2021, in connection with the Internal Review and disclosed elsewhere in this Report include approximately $10.6 million and $3.0 million, respectively, expensed for Mr. Milton’s attorneys’ fees under his indemnification agreement with the Company. As of March 31, 2022 and December 31, 2021, the Company accrued approximately $23.7 million and $22.7 million, respectively, in legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement. The Company expects to incur additional costs associated with its continued cooperation with the Staff of the Division of Enforcement and the SDNY in fiscal year 2022, which will be expensed as incurred and which could be significant in the periods in which they are recorded.
On July 29, 2021, the U.S. Attorney for the SDNY announced the unsealing of a criminal indictment charging Mr. Milton with two counts of securities fraud and one count of wire fraud. That same day, the SEC announced charges against Mr. Milton for alleged violations of federal securities laws.
By order dated December 21, 2021, the Company and the SEC reached a settlement arising out of the SEC’s investigation of the Company. Under the terms of the settlement, without admitting or denying the SEC’s findings, the Company agreed to cease and desist from future violations of the Securities Exchange Act of 1934 (the "Exchange Act") and Rules 10b-5 and 13a-15(a) thereunder and Section 17(a) of the Securities Act of 1933 (the "Securities Act"); to certain voluntary undertakings; and to pay a $125 million civil penalty, to be paid in five installments over two years. The first installment was paid at the end of 2021 and the remaining installments are to be paid semiannually through 2023. The Company

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. The SEC’s cease and desist order is available on the SEC’s website.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On November 16, 2020, ten motions both to consolidate the pending securities actions and to be appointed as lead plaintiff were filed by putative class members. On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 23, 2020, a motion for reconsideration of the Court’s order appointing the Lead Plaintiff was filed. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. The motion for reconsideration was denied on February 18, 2021. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the Court appointed Nikola Investor Group II as Lead Plaintiff and appointed Pomerantz LLP and Block & Leviton LLP as co-lead counsel. On December 10, 2021, the Court issued a scheduling order pursuant to which Lead Plaintiff’s Amended Complaint was due January 24, 2022, Defendants’ deadline to answer or otherwise respond was set for March 10, 2022 and Plaintiffs’ deadline to file any responsive memorandum was set for April 11, 2022 with any reply from Defendants due by May 11, 2022. On January 24, 2022, Lead Plaintiffs filed the Consolidated Amended Class Action Complaint. On February 5, 2022, the Court granted the parties’ joint application for an extension of the deadline for Defendants to file an answer or move to dismiss until April 8, 2022, with Plaintiffs’ opposition due 30 days following the filing of a motion to dismiss, and any reply from Defendants due 30 days following Plaintiffs’ opposition. In accordance with the Court’s scheduling order, Defendants filed their motions to dismiss on April 8, 2022.
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
On January 7, 2022, Barbara Rhodes, a purported stockholder of the Company, filed her Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Rhodes v. Milton, et al. and Nikola Corp., C.A. No. 2022-0023-KSJM (the “Rhodes Action”). On January 10, 2022, Zachary BeHage and Benjamin Rowe (together, the “BeHage Rowe Plaintiffs”), purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned BeHage v. Milton, et al. and Nikola Corp., C.A. No. 2022-0045-KSJM (the “BeHage Rowe Action” together with the Rhodes Action, the “Related Actions”). The Related Actions are against certain of the Company’s current and former directors and allege breach of fiduciary duties, insider selling under Brophy, aiding and abetting insider selling, aiding and abetting breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On January 28, 2022, Rhodes and the BeHage Rowe Plaintiffs filed a stipulation and proposed order for consolidation of the Related Actions. The proposed order

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
states that Defendants need not answer, move, or otherwise respond to the complaints filed in the Related Actions and contemplates that counsel for Plaintiffs shall file a consolidated complaint or designate an operative complaint within fourteen days of entry of an order consolidating these actions and shall meet and confer with counsel for Defendants or any other party regarding a schedule for Defendants to respond to the operative complaint. The proposed order was granted by the Court on February 1, 2022. On February 15, 2022, Rhodes and the BeHage Rowe Plaintiffs filed a Verified Consolidated Amended Stockholder Derivative Complaint in the Related Actions (the “Amended Complaint”). On April 4, 2022, the parties filed a stipulation and proposed order, pursuant to which the parties to the Related Actions agreed that Defendants need not answer, move, or otherwise respond to certain counts of the Amended Complaint. The parties otherwise agreed to a briefing schedule for Defendants’ anticipated motions to stay the remaining counts of the Amended Complaint, pursuant to which Defendants’ motions would be due April 13, 2022, Plaintiffs’ oppositions would be due May 4, 2022, and Defendants’ replies would be due May 25, 2022. A telephonic oral argument is scheduled for June 1, 2022 at 11:00 am ET. The Court granted the parties’ stipulation that same day, and Defendants filed their motions to stay on April 13, 2022. On March 10, 2022, Michelle Brown and Crisanto Gomes (together, the “Brown & Gomes Plaintiffs”), purported stockholders of the Company, filed a Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned Brown v. Milton, et al. and Nikola Corp., C.A. No. 2022-0223-KSJM (the “Brown & Gomes Action”). The Brown & Gomes Action is against certain of the Company’s current and former directors and alleges claims against those defendants for purported breaches of fiduciary duty and unjust enrichment. On March 14, 2022, the Brown & Gomes Plaintiffs notified the court in the Related Actions of their belief that the Brown & Gomes Action properly belongs as part of the consolidated Related Actions.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On January 19, 2022, Plaintiff Melissa Patel filed a complaint in Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the DGCL. On February 20, 2022, the parties filed a stipulation and proposed order of dismissal without prejudice, which the court granted on February 21, 2022.
AAA Arbitration Demand
On July 23, 2021, our former executive chairman Trevor Milton filed an arbitration demand with the American Arbitration Association against the Company seeking indemnification and advancement of defense costs as well as cooperation in Mr. Milton’s defense in certain legal proceedings. The Company disputes Mr. Milton’s claims. On February 22, 2022, the arbitration panel issued a ruling addressing many of the parties’ historical disputes over the advancement of defense costs. Ongoing and future disputes concerning the advancement of defense costs that the parties are unable to resolve consensually have been or will be submitted to the arbitration panel.
Commitments and Contingencies
Coolidge Land Conveyance
In February 2019, the Company was conveyed 430 acres of land in Coolidge, Arizona, by Pinal Land Holdings ("PLH"). The purpose of the land conveyance was to incentivize the Company to locate its manufacturing facility in Coolidge, Arizona, and provide additional jobs to the region. The Company fulfilled its requirement to commence construction within the period defined by the agreement and is required to complete construction of the manufacturing facility within five years of February 2019 (the “Manufacturing Facility Deadline”).
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
FCPM License
In the third quarter of 2021, the Company entered into a fuel cell power module ("FCPM") license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2023. As of March 31, 2022, the Company accrued $22.2 million in "Accrued expenses and other current liabilities" and $22.2 million in "Other long-term liabilities" on the consolidated balance sheets.
Commitment to Fund Joint Venture
In March 2022, the Company and Travel Centers of America, Inc. ("TA") entered into a series of agreements which established a joint venture, Nikola - TA HRS 1, LLC. The operations expected to be performed by the joint venture consist of the development, operation and maintenance of a hydrogen fueling station.
The agreements provide for a 50/50 ownership of the joint venture. Both parties are entitled to appoint an equal number of board members to the management committee of the joint venture. Pursuant to the terms of the agreements, the Company is committed to fund an initial capital contribution of $1.0 million. As of March 31, 2022, the joint venture has not commenced operations and the Company has not contributed cash to the entity resulting in no financial statement impact for the period ended March 31, 2022. The Company expects to recognize the joint venture under the equity method of accounting.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(152,941)	$(120,224)
Less: revaluation of warrant liability	—	(951)
Adjusted net loss	$(152,941)	$(121,175)
Denominator:
Weighted average shares outstanding, basic	415,152,656	392,189,851
Dilutive effect of common stock issuable from assumed exercise of warrants	—	299,910
Weighted average shares outstanding, diluted	415,152,656	392,489,761
Net loss per share:
Basic	$(0.37)	$(0.31)
Diluted	$(0.37)	$(0.31)
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

	Three Months Ended March 31,
	2022	2021
Outstanding warrants	760,915	—
Stock options, including performance stock options	28,801,104	30,599,958
Restricted stock units, including market based RSUs	28,222,855	20,359,012
Total	57,784,874	50,958,970
11. SUBSEQUENT EVENTS
On April 1, 2022, the Company issued 2,559,727 shares of common stock under the terms of the First Tumim Purchase Agreement to Tumim for proceeds of $27.4 million.
On April 30, 2022, the Company entered into an investment agreement (the "Investment Agreement") with an investor (the "Investor") relating to the sale to the Investor of $200.0 million aggregate principal amount of the Company's 8.00% / 11.00% Convertible Senior PIK Toggle Notes due 2026 (the "Notes"). The transactions contemplated by the Investment Agreement are expected to close in June 2022, subject to the satisfaction of the customary closing conditions set forth in the Investment Agreement. The Company is in the process of evaluating the accounting treatment of the Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements and can be identified by the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” "will", and similar expressions. These are statements that relate to future periods and include our financial and business performance; expected timing with respect to the expansion of our manufacturing facilities, joint venture with Iveco and production and attributes of our BEV and FCEV trucks; expectations regarding our hydrogen fuel station rollout plan and hydrogen strategy; timing of completion of validation testing, volume production and other milestones; securing components for our trucks on acceptable terms and in a timely manner, or at all; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; planned collaboration with our business partners; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the outcome of any known and unknown regulatory proceedings; our business, expansion plans and opportunities; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to execute our business model, including market acceptance of our planned products and services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceeding; the effect of the COVID-19 pandemic on our business; supply chain constraints; the impact of inflation; our ability to raise capital; our ability to compete; the success of our business collaborations; regulatory developments in the United States and foreign countries; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
In this report, all references to “Nikola,” “we,” “us,” or “our” mean Nikola Corporation.
Nikola™ is a trademark of Nikola Corporation. We also refer to trademarks of other corporations and organizations in this report.
The below discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We operate in two business units: Truck and Energy. The Truck business unit is developing and commercializing BEV and FCEV Class 8 trucks that provide environmentally friendly, cost-effective solutions to the short, medium and long haul trucking sector. The Energy business unit is primarily developing a hydrogen fueling ecosystem and charging stations to support our BEV and FCEV customers.
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
•    expand manufacturing facilities and purchase related equipment;
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
Recent Developments
•On March 21, 2022, we started serial production of the Nikola Tre BEV at our Coolidge, Arizona manufacturing facility with deliveries to our dealers beginning in the second quarter of 2022.
•As of April 30, 2022, our dealers have received purchase orders for 134 Nikola Tre BEVs.
•Completed the Phase 1 expansion of our Coolidge, Arizona manufacturing facility, providing us with a production capacity of 2,500 trucks for 2022.
•Tre FCEV Alpha pilot testing with Anheuser-Busch in Southern California has successfully concluded. The FCEV Alphas are scheduled to begin a pilot test with TTSI in drayage operations.
•On March 23, 2022, we announced our expanded partnership with Alta Equipment Group covering the Arizona sales and service territory.
•On March 29, 2022, we signed an agreement with ENGS Commercial Finance Co. ("ENGS") to facilitate the sale of Class 8 Nikola Tre BEVs and FCEVs. Working directly through our dealer network, ENGS will offer customer finance solutions for the purchase of our vehicles, charging assets and infrastructure requirements to offer a broad range of financial solutions to the customers.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
We completed pre-series Tre BEV trucks and have started serial production at our Coolidge manufacturing facility. We expect to derive revenue from our Tre BEV trucks in the second quarter of 2022 and from our Tre FCEV trucks in the second half of 2023. From the start of serial production through April 30, 2022, we have produced 11 Tre BEV trucks and shipped 11

Tre BEV trucks to our dealer network. Presently, we are experiencing supply chain shortages, including but not limited to battery cells, integrated circuits, vehicle control chips, and displays. This has resulted in delays and may continue to cause delays in the availability of saleable Nikola Tre BEV trucks and impact our ability to generate revenue.
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
Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.
Components of Results of Operations
Revenues
Truck sales: We expect the majority of our revenue to be derived from our BEV trucks starting in the second quarter of 2022 and from bundled leases, or other alternative structures, for our FCEV trucks beginning in the second half of 2023. We intend for our bundled lease offering to be inclusive of the cost of the truck, hydrogen fuel and regularly scheduled maintenance.
Service and other: We began generating sales from deliveries of Mobile Charging Trailers ("MCTs") to dealers and customers in the first quarter of 2022.
Cost of Revenues

Truck sales: Once we begin deliveries of our trucks, cost of revenue will include direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our Coolidge manufacturing facilities, depreciation of our hydrogen fueling stations, cost of hydrogen production, shipping and logistics costs and reserves for estimated warranty expenses.
Service and other: Cost of revenues related to MCT sales primarily include direct parts, materials, outsourced manufacturing services, and fulfillment costs.
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
During the three months ended March 31, 2022, our research and development expenses have primarily been incurred in the development of our BEV and FCEV trucks.
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
Interest Expense, net
Interest expense consists of interest on our promissory note and finance lease liabilities. Interest income consists primarily of interest received or earned on our cash and cash equivalents balances.
Revaluation of Warrant Liability
The revaluation of warrant liability includes net gains and losses from the remeasurement of the warrant liability. Warrants recorded as liabilities are recorded at their fair value and remeasured at each reporting period.
Other Income, net
Other income, net consists primarily of other miscellaneous non-operating items, such as government grants, subsidies, merchandising, revaluation gains and losses on the derivative liability, foreign currency gains and losses, and unrealized gains and losses on investments.
Income Tax Expense
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates consists of our portion of net gains and losses from equity method investments.

Results of Operations
Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$—	$—	$—	NM
Services and other	1,887	—	1,887	NM
Total revenues	1,887	—	1,887	NM
Total cost of revenues:
Truck sales	—	—	—	NM
Services and other	1,456	—	1,456	NM
Total cost of revenues	1,456	—	1,456	NM
Gross profit	431	—	431	NM
Operating expenses:
Research and development	74,557	55,163	19,394	35.2%
Selling, general, and administrative	77,183	65,427	11,756	18.0%
Total operating expenses	151,740	120,590	31,150	25.8%
Loss from operations	(151,309)	(120,590)	(30,719)	25.5%
Other income (expense):
Interest expense, net	(211)	(9)	(202)	NM
Revaluation of warrant liability	(434)	951	(1,385)	(145.6)%
Other income, net	1,833	219	1,614	NM
Loss before income taxes and equity in net loss of affiliates	(150,121)	(119,429)	(30,692)	25.7%
Income tax expense	—	1	(1)	NM
Loss before equity in net loss of affiliates	(150,121)	(119,430)	(30,691)	25.7%
Equity in net loss of affiliates	(2,820)	(794)	(2,026)	NM
Net loss	$(152,941)	$(120,224)	$(32,717)	27.2%

Net loss per share:
Basic	$(0.37)	$(0.31)	$(0.06)	NM
Diluted	$(0.37)	$(0.31)	$(0.06)	NM
Weighted-average shares outstanding:
Basic	415,152,656	392,189,851	22,962,805	NM
Diluted	415,152,656	392,489,761	22,662,895	NM
Revenues
Revenues were $1.9 million during the three months ended March 31, 2022, driven by sales of MCT units during the quarter.
Costs of revenue increased by $1.5 million during the three months ended March 31, 2022. The increase was driven by direct parts, materials, outsourced services, and fulfillment costs related to the MCTs delivered in the first quarter of 2022.
Research and Development
Research and development expenses increased by $19.4 million, or 35.2%, from $55.2 million during the three months ended March 31, 2021 to $74.6 million during the three months ended March 31, 2022. This increase was primarily due to an increase of $10.9 million for personnel costs driven by growth in our in-house engineering headcount. In addition, we incurred an increase of $6.1 million in freight costs related to the transportation of parts and prototype components and $3.9 million increase in costs for parts and prototype components. Further, there was an increase of $2.5 million driven by depreciation and occupancy costs related to equipment, software, and facilities dedicated to research and development activities and an increase of $1.6 million in professional services, travel, and tooling. These increases were partially offset by a decrease of $3.7 million in outside development and a decrease in stock based compensation of $1.6 million.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $11.8 million, or 18.0%, from $65.4 million during the three months ended March 31, 2021 to $77.2 million during the three months ended March 31, 2022. The increase was driven by an increase in personnel expense of $5.1 million and an increase in stock based compensation of $4.9 million due to an increase in headcount. Additionally, there was an increase in general corporate expenses of $3.2 million, including IT, marketing, business insurance, travel and professional services. These increases were partially offset by a decrease in legal expenses of $1.4 million. Legal expenses in the first quarter of 2022 primarily consist of expenses for our founder and former executive chairman's attorneys' fees under his indemnification agreement with the Company.
Interest Expense, net
Interest expense, net was immaterial for the three months ended March 31, 2022 and 2021.
Revaluation of Warrant Liability
The revaluation of warrant liability decreased $1.4 million, from a $1.0 million gain during the three months ended March 31, 2021 to a $0.4 million loss during the three months ended March 31, 2022, resulting from changes in fair value of our warrant liability.
Other Income, net
Other income, net increased by $1.6 million from $0.2 million during the three months ended March 31, 2021 to $1.8 million during the three months ended March 31, 2022. The increase is primarily related to government grant income, gains from foreign currency translation and a gain from the revaluation of the derivative liability.
Income Tax Expense
Income tax expense was immaterial for the three months ended March 31, 2022 and 2021. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased by $2.0 million, from $0.8 million for the three months ended March 31, 2021 to $2.8 million for the three months ended March 31, 2022. The increase was driven by additional losses of $2.0 million in the current period related to Nikola Iveco Europe GmbH.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(152,941)	$(120,224)
Interest expense, net	211	9
Income tax expense	—	1
Depreciation and amortization	3,111	1,805
EBITDA	(149,619)	(118,409)
Stock-based compensation	53,528	50,266
Revaluation of warrant liability	434	(951)
Revaluation of derivative liability	(437)	—
Equity in net loss of affiliates	2,820	794
Regulatory and legal matters (1)	14,122	14,866
Adjusted EBITDA	$(79,152)	$(53,434)
(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller article from September 2020, and investigations and litigation related thereto.
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

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Net loss	$(152,941)	$(120,224)
Stock-based compensation	53,528	50,266
Revaluation of warrant liability	434	(951)
Revaluation of derivative liability	(437)	—
Regulatory and legal matters(1)	14,122	14,866
Non-GAAP net loss	$(85,294)	$(56,043)
Non-GAAP net loss per share:
Basic	$(0.21)	$(0.14)
Diluted	$(0.21)	$(0.14)
Weighted average shares outstanding:
Basic	415,152,656	392,189,851
Diluted	415,152,656	392,489,761
(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller article from September 2020, and investigations and litigation related thereto.
Liquidity and Capital Resources
Since inception, we financed our operations primarily from the sales of redeemable convertible preferred stock and common stock, the Business Combination, a private placement with investors (the "PIPE"), proceeds from the Tumim Purchase Agreements, and redemption of warrants. As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $360.1 million. During 2021, we entered into a common stock purchase agreement with Tumim (the "First Tumim Purchase Agreement") allowing us to issue shares of our common stock to Tumim for proceeds of up to $300.0 million. During the three months ended March 31, 2022, we sold 3,643,644 shares of common stock for proceeds of $27.4 million under the terms of the First Tumim Purchase Agreement. As of March 31, 2022 we have issued in aggregate 17,857,142 shares of common stock to Tumim under the terms of the First Tumim Purchase Agreement for gross proceeds of $191.2 million, excluding the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the First Tumim Purchase Agreement. As of March 31, 2022, there were 17,025,590 registered shares remaining and a remaining commitment available under the First Tumim Purchase Agreement of $108.8 million.
During 2021, we entered into a second common stock purchase agreement with Tumim (the "Second Tumim Purchase Agreement" and, together with the First Tumim Purchase Agreement, the "Tumim Purchase Agreements") allowing us to issue shares of our common stock to Tumim for proceeds of up to an additional $300.0 million, provided that certain conditions have been met. These conditions include effectiveness of a registration statement covering the resale of shares of common stock that have been and may be issued under the Second Tumim Purchase Agreement and termination of the First Tumim Purchase Agreement. As of March 31, 2022, we have not sold any shares of common stock to Tumim under the terms of the Second Tumim Purchase Agreement with 28,790,787 registered shares remaining and a remaining commitment of $300.0 million available.
Short-Term Liquidity Requirements
As of March 31, 2022, our current assets were $419.0 million consisting primarily of cash and cash equivalents of $360.1 million, and our current liabilities were $183.6 million primarily comprised of accrued expenses and accounts payables.
We believe our cash and cash equivalents will be sufficient to continue to execute our business strategy over the next twelve-month period by completing the development and industrialization of the BEV truck, completing phase one construction of our greenfield manufacturing facility, completing the construction of a pilot commercial hydrogen station and hiring of personnel.

However, actual results could vary materially and negatively as a result of a number of factors, including:
•the costs of expanding our greenfield manufacturing facility and investing in equipment;
•the timing and the costs involved in bringing our vehicles to market;
•our ability to manage the costs of manufacturing and servicing the BEV trucks;
•our warranty claims experience should actual warranty claims differ significantly from estimates;
•the scope, progress, results, costs, timing and outcomes of our research and development for our FCEV trucks;
•the development and deployment of our hydrogen fueling network;
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
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the SEC. For the three months ended March 31, 2022, there have been no other material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(131,323)	$(59,249)
Net cash used in investing activities	(33,454)	(24,521)
Net cash provided by (used in) financing activities	27,654	(1,758)

Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $131.3 million for the three months ended March 31, 2022. The most significant component of our cash used during this period was net loss of $152.9 million, which included non-cash expenses of $53.5 million related to stock-based compensation, $3.1 million in depreciation and amortization, other non-cash charges of $6.4 million and net cash outflows of $41.4 million from changes in operating assets and liabilities primarily driven by an increase in inventory and prepaid expenses and other current assets.
Net cash used in operating activities was $59.2 million for the three months ended March 31, 2021. The most significant component of our cash used during this period was a net loss of $120.2 million, which included non-cash charges of $50.3 million related to stock-based compensation, $12.9 million expense for in-kind services, $1.8 million related to depreciation and amortization, $1.0 million gain for the revaluation of warrant liability, $0.8 million equity in net loss of affiliate, and net cash outflows of $3.8 million from changes in operating assets and liabilities primarily driven by increases in long-term deposits and prepaid expenses and other current assets, partially offset by an increase in accounts payable and accrued expenses.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue to increase substantially as we expand and tool our manufacturing facility in Coolidge, Arizona, finance operations of our joint venture in Ulm, Germany, and develop the network of hydrogen fueling stations. As of March 31, 2022, we anticipate our capital expenditures for the remainder of fiscal year 2022 to be between $265 million to $275 million, of which a significant portion is related to the expansion of our truck manufacturing facility and purchases of related equipment in Coolidge, Arizona.
Net cash used in investing activities was $33.5 million for the three months ended March 31, 2022, which was primarily due to $30.1 million in purchases of and deposits for capital equipment, costs of expansion for our Coolidge manufacturing facility and supplier tooling and a $3.3 million cash contribution to Nikola Iveco Europe GmbH.
Net cash used in investing activities was $24.5 million for the three months ended March 31, 2021, which was primarily due to costs of expansion for our Coolidge manufacturing facility, purchases and deposits for capital equipment and supplier tooling.
Cash Flows from Financing Activities
Net cash provided by financing activities was $27.7 million for the three months ended March 31, 2022, which was primarily due to proceeds from the Tumim Purchase Agreements of approximately $27.4 million and proceeds from the exercises of stock options of $0.3 million.
Net cash used by financing activities was $1.8 million for the three months ended March 31, 2021, which was primarily due to $4.1 million term note repayment and payments on our financing lease of $0.3 million, partially offset by the exercise of stock options of $2.6 million.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve valuation of our stock-based compensation, including the fair value of common stock and market-based restricted stock units, the valuation of warrant liabilities, derivative liabilities, estimates related to our lease assumptions, contingent liabilities, including litigation reserves, and inventory valuation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2022. For a full discussion of these estimates and policies, see "Critical Accounting Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $360.1 million and $497.2 million, respectively. As of December 31, 2021, the cash and cash equivalents balance consisted of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of March 31, 2022, none of our cash and cash equivalents balance was invested in interest-bearing money market accounts.
Foreign Currency Risk
For the three months ended March 31, 2022 and 2021, we recorded gains of $0.9 million and $0.1 million, respectively, for foreign currency translation.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, which are incorporated by reference herein.
ITEM 1A. RISK FACTORS
Risks Related to Our Business and Industry
We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
We incurred net losses of $690.4 million and $152.9 million for the year ended December 31, 2021 and for the three months ended March 31, 2022, respectively, and have an accumulated deficit of approximately $1.4 billion from the inception of Nikola Corporation, a Delaware corporation, or Legacy Nikola, prior to the merger with VectoIQ, through March 31, 2022. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our trucks, which is not expected to begin until the second quarter of 2022 for our BEV truck and the second half of 2023 for our Tre FCEV truck and may occur later. Even if we are able to successfully develop and sell or lease our trucks, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.
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
We will require significant capital to develop and grow our business, including developing and manufacturing our trucks, building our manufacturing plant and building our brand. We expect to continue to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, leases, licenses, and sales and distribution expenses as we build our brand and market our trucks and bundled leasing model, and general and administrative expenses as we scale our operations. In addition, we expect to continue to incur significant costs in connection with our services, including building our hydrogen fueling stations and honoring our maintenance commitments under our bundled lease package. Our ability to become profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services, but also to control our costs. If we are unable to cost-efficiently design, manufacture, market, sell, distribute and service our trucks and cost-efficiently develop our hydrogen fueling services, our margins, profitability and prospects would be materially and adversely affected.
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
We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, in September 2020, Nikola and our officers and employees received subpoenas from the SEC as part of a fact-finding inquiry related to aspects of our business as well as certain matters described in an article issued on September 10, 2020 by a short-seller, or the short-seller article. The SEC issued subpoenas to our directors on September 30, 2020. In addition, Nikola and Trevor R. Milton, our founder and former executive chairman, also received grand jury subpoenas from the U.S. Attorney’s Office for the SDNY and the N.Y. County District Attorney’s Office in September 2020. On July 29, 2021, the U.S. Attorney for the SDNY announced the unsealing of a criminal indictment charging Mr. Milton with two counts of securities fraud and one count of wire fraud. That same day, the SEC announced charges against Mr. Milton for alleged violations of federal securities laws.

We have cooperated, and will continue to cooperate, with these and any other regulatory or governmental requests. We have incurred significant expenses as a result of the regulatory and legal matters relating to the short-seller article. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.
By order dated December 21, 2021, we and the SEC reached a settlement arising out of the SEC’s investigation of the Company. Under the terms of the settlement, without admitting or denying the SEC’s findings, we agreed to cease and desist from future violations of the Exchange Act, and Rules 10b-5 and 13a-15(a) thereunder and Section 17(a) of the Securities Act; to certain voluntary undertakings; and to pay a $125 million civil penalty, to be paid in five installments over two years. The first installment was paid at the end of 2021 and the remaining installments are to be paid semiannually through 2023.
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
The results of litigation and other legal proceedings, including the other claims described under Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2021, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2021 are subject to future developments and management’s view of these matters may change in the future.
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
We may experience significant delays in the design, manufacture, launch and financing of our trucks, including in the expansion of our manufacturing plant, which could harm our business and prospects.
Any delay in the financing, design, manufacture and launch of our trucks, including in the expansion of our manufacturing plant in Arizona, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay the launch of our trucks, our growth prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
Increases in costs, disruption of supply or shortage of raw materials, including lithium-ion battery cells, chipsets, and displays, could harm our business.
We have and may continue to experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including battery cells, semiconductors, and integrated circuits which primarily impact our infotainment system and controllers. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. Currently, we are experiencing supply chain shortages, including with respect to battery cells, integrated circuits, vehicle control chips, and displays. The war in Ukraine and recent COVID-19 outbreak and lockdowns in China are creating additional bottlenecks and cost pressures. This has resulted in delays and may continue to cause delays in the availability of saleable Nikola Tre BEV trucks.
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
As a key component of our business model, we intend to establish a series of hydrogen fueling stations, and we intend to include the cost of hydrogen in the purchase price of our trucks. Where electricity can be procured in a cost-effective manner, we expect that hydrogen fuel will be produced on-site, via electrolysis. In other cases, we expect that hydrogen fuel will be produced off-site and delivered to fueling stations under a supply "hub and spoke" structure. On June 22, 2021, we entered into a Hydrogen Sale and Purchase Agreement (the "Hydrogen Purchase Agreement"), with WVR, to purchase hydrogen produced at the hydrogen production facility (the "Plant"), being developed by WVR in West Terre Haute, Indiana. WVR has yet to break ground on the Plant. There is no guarantee WVR will be able to meet its development timeline with regard to the facility or successfully produce hydrogen at scale. To the extent we are unable to produce or obtain the hydrogen, or to obtain hydrogen at favorable prices, we may be unable to establish these fueling stations and severely limit the usefulness of our trucks, or, if we are still able to establish these stations, we may be forced to sell hydrogen at a loss in order to maintain our commitments. We believe that this hydrogen incentive will be a significant driver for purchases of our trucks, and therefore, the failure to establish and roll out these hydrogen fueling stations in accordance with our expectations would materially adversely affect our business.
Our inability to cost-effectively source the energy requirements to conduct electrolysis at our fueling stations may impact the profitability of our bundled leases by making our hydrogen uneconomical compared to other vehicle fuel sources.
Our ability to economically produce hydrogen for our FCEV trucks requires us to secure a reliable source of electricity for each of our on-site gaseous stations and large scale production hubs at a price per kilowatt hour that is similar to wholesale rates in the geographic areas we target, and at vast quantities, assuming a full deployment of our planned hydrogen stations. During our initial hydrogen station roll-out, we intend to source power based on the most economical power mix available at each hydrogen production site, including power from the grid that is sourced from non-renewable sources. An increase in the price of energy used to generate hydrogen through electrolysis would likely result in a higher cost of fuel for our FCEV trucks as well as increase the cost of distribution, freight and delivery. We may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, because of our bundled lease model for FCEV trucks, which could have an adverse impact on our results of operations and financial condition. In addition to the cost of electricity production, we expect to incur additional costs relating to the transmission, distribution, and storage of energy.
Reservations for our trucks are cancellable.
Reservations for our Nikola FCEV trucks are subject to cancellation by the customer until the customer enters into a lease agreement or, in the case of Anheuser-Busch LLC ("AB"), to the extent our trucks do not meet the vehicle specifications and delivery timelines specified in the contract with AB, as discussed further below. Because all of our reservations are cancellable, it is possible that a significant number of customers who submitted reservations for our trucks may cancel those reservations. In addition, our legacy non-binding FCEV reservations include reservations from individuals or small fleets with orders of 100 trucks or less, which collectively represent approximately 47% of our total FCEV reservations. These individuals or small fleets may not receive FCEV trucks until the density of the hydrogen station network is sufficient for their refueling needs, which may not occur until approximately 2030 or later.
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
In 2019, we partnered with Iveco, a subsidiary of CNHI, to manufacture the BEV truck at the Iveco manufacturing plant in Ulm, Germany through a joint venture with CNHI, which commenced operations in the fourth quarter of 2020. We currently expect that approximately 40 million Euros will be invested in total by Iveco and Nikola into the manufacturing plant to prepare it for assembly, of which 20.8 million euros was funded through March 31, 2022. During the third quarter of 2021, the joint venture executed a term loan facility agreement for 15 million Euros with a 5-year term and a revolving credit facility agreement for 6 million Euros with a 4-year term. Each agreement was guaranteed 50% by us and Iveco.
In addition to entering into the Hydrogen Purchase Agreement, on June 22, 2021, we also acquired a 20% equity interest in WVR and entered into that certain Second Amended and Restated Limited Liability Company Agreement of WVR, pursuant to which, among other things, we, in our sole discretion, obtained the right (the "Offtake Right") to own up to 20% of the entity to which WVR will transfer ownership of the hydrogen gas turbine to be part of the Plant, without further consideration paid therefore, subject to certain conditions. Exercising this Offtake Right will likely require us to make significant capital expenditures to build liquefaction, storage, and transportation services. In addition, our expectations regarding the cost to us of hydrogen pursuant to the Offtake Right may be inaccurate, which could have a negative effect on our FCEV business, including our bundled lease option.
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
We anticipate the range of our Nikola Tre BEV, Nikola Tre FCEV and Nikola Two FCEV vehicles to be up to 350, 500 and 900 miles per day, respectively, before needing to recharge or refuel, depending on the type of vehicle, but that range will decline over time as the battery deteriorates. Other factors such as usage, time and stress patterns may also impact the battery’s ability to hold a charge, which would decrease our trucks’ range before needing to recharge or refuel. Such battery deterioration and the related decrease in range may negatively influence potential customer decisions.
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
The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. The European Union adopted the General Data Protection Regulation ("GDPR"), which became effective in May 2018, and California adopted the California Consumer Privacy Act of 2018 ("CCPA"), which became effective in January 2020. Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR and CCPA) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.
Specifically, the CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California consumers. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California consumers with new privacy-related disclosures and new ways to opt-out of certain uses and disclosures of personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act ("CPRA") will significantly modify the CCPA, including by expanding California consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
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
•political instability, natural disasters, war or events of terrorism, including the current conflict involving Ukraine and Russia; and
•the strength of international economies.
If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.
Our ability to use net operating losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code and may be subject to further limitation as a result of future transactions.
Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), contain rules that limit the ability of a company that undergoes an ownership change, which is generally any cumulative change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in the years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards is equal to the product of the applicable long-term tax exempt rate and the value of our stock immediately before the ownership change. As a result, we may be unable to offset our taxable income with net operating losses, or our tax liability with credits, before these losses and credits expire.

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
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, global supply chain constraints, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19, including the recent COVID-19 outbreak in China, has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, including us, and has led to a global decrease in vehicle sales in markets around the world.
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
These incentives include tax credits, rebates and other incentives for alternative energy production, alternative fuel and electric vehicles, including greenhouse gas ("GHG") emissions credits under the U.S. Environmental Protection Agency’s GHG Rule and the California Air Resources Board. While these benefits have been available in the past, there is no guarantee these programs will be available in the future. If these tax incentives and other benefits are not available or are reduced or otherwise limited in the future, our financial position could be harmed.
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
In September 2020, an entity published an article containing certain allegations against us. In addition, the U.S. Attorney for the SDNY in 2021 announced the unsealing of a criminal indictment charging Trevor Milton with two counts of securities fraud and one count of wire fraud, and the SEC announced charges against Mr. Milton for alleged violations of federal securities laws. The negative publicity has adversely affected our brand and reputation as well as our stock price, which makes it more difficult for us to attract and retain employees, partners and customers, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny and has resulted in litigation and governmental investigations. As a result, customers, potential customers, partners and potential partners have failed to award us additional business, or cancelled or sought to cancel existing contracts or otherwise, direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
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
Social media platforms present risks and challenges that have resulted, and may in the future result, in damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. Our internal policies and procedures regarding social media, have not been, and may not in the future be, effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. The use of such platforms by our officers and other employees and former employees has adversely impacted, and could in the future adversely impact, our costs, and our brand and reputation, and has resulted, and could in the future result, in the disclosure of confidential information, litigation and regulatory inquiries. Any such litigation or regulatory inquiries may result in significant penalties and other restrictive sanctions and adverse consequences. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them. We are currently party to litigation and regulatory proceedings related in part to social media statements. See Legal Proceedings in Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
Concentration of ownership among our executive officers and directors and their affiliates may prevent new investors from influencing significant corporate decisions.
As of March 31, 2022, Mark A. Russell, our President, Chief Executive Officer and director, beneficially owns, directly or indirectly, approximately 11.7%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 18.4% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation ("Certificate of Incorporation"), and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
As of March 31, 2022, Trevor R. Milton, our founder and former executive chairman, beneficially owned, directly or indirectly, approximately 11.8% of our outstanding common stock. In connection with his departure in September 2020, for a period of three years from September 20, 2020, Mr. Milton has agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock in the aggregate, together with shares held by his affiliates and associates, (ii) propose or effect any extraordinary transaction with respect to us, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of our board of directors, or (v) submit any stockholder proposal. In addition, for a period of three years from September 20, 2020, Mr. Milton has agreed to vote his shares of our common stock (x) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (y) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting. These standstill and voting restrictions could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of our executive officers and directors and their affiliates.
It is not possible to predict the actual number of shares we will sell under the Tumim Purchase Agreements, or the actual gross proceeds resulting from those sales.
On June 11, 2021, we entered into the First Tumim Purchase Agreement with Tumim, pursuant to which Tumim committed to purchase up to $300.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the First Tumim Purchase Agreement. The shares of our common stock that may be issued under the First Tumim Purchase Agreement may be sold by us to Tumim at our discretion from time to time over an approximately 36-month period.
On September 23, 2021, we entered into the Second Tumim Purchase Agreement with Tumim, pursuant to which Tumim committed to purchase up to $300.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the Second Tumim Purchase Agreement. The shares of our common stock that may be issued under the Second Tumim Purchase Agreement may be sold by us to Tumim at our discretion from time to time over an approximately 36-month period.
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
Moreover, although the Tumim Purchase Agreements provide that we may sell up to an aggregate of $600.0 million of our common stock to Tumim, only (i) an aggregate of 35,038,435 shares of our common stock under the First Tumim Purchase Agreement have been registered for resale by Tumim and (ii) 29,042,827 shares of our common stock under the Second Tumim Purchase Agreement have been registered for resale by Tumim. If it becomes necessary for us to issue and sell to Tumim under the Tumim Purchase Agreements more than the shares that were registered for resale under the respective registrations statement in order to receive aggregate gross proceeds equal to the total commitment of aggregate of $600.0 million under the respective Tumim Purchase Agreements, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Tumim of any such additional shares of our common stock we wish to sell from time to time under the Tumim Purchase Agreements, which the SEC must declare effective and we may need to obtain stockholder approval to issue shares of common stock in excess of the exchange cap under the Tumim Purchase Agreements in accordance with applicable Nasdaq rules.
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
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, we will continue to incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation, our stock price, or investor perceptions of us. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
As of March 31, 2022, we had 418,344,072 shares of common stock outstanding and outstanding warrants to purchase 760,915 shares of our common stock. All of the shares of our common stock are freely transferable, subject to compliance with Rule 144 by certain affiliates, without additional registration under the Securities Act, except for the shares to be registered by us pursuant to the Tumim Purchase Agreements.
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
The trading price of our common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the trading price of our common stock declined following the release of the short seller article, which contains certain allegations against us. These factors include, but are not limited to:
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
The closing price of our common stock on Nasdaq ranged from $6.64 to $79.73 following the closing of the Business Combination on June 3, 2020 through May 2, 2022. In September 2020, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including the COVID-19 pandemic and the war in Ukraine, may seriously affect the market price of our common stock, regardless of our actual operating performance.
Any investment in our common stock is subject to extreme volatility and could result in the loss of your entire investment. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, which has and may in the future be instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. See Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

If we are unable to attract and retain key employees and hire qualified management, technical and engineering personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel, including management, technical and engineering personnel. Qualified individuals are in high demand, particularly in the vehicle technology industry. Competition for individuals with experience designing, manufacturing and servicing electric vehicles is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel in the future. Furthermore, our ability to hire, attract and retain them may depend on our ability to provide competitive compensation. We use equity awards to attract talented employees, but if the value of our common stock declines significantly, as it has in the recent past, and remains depressed, it may prevent us from recruiting and retaining qualified employees. We may not be able to attract, integrate, train or retain qualified personnel in the future. Additionally, we may not be able to hire new employees quickly enough to meet our needs. Our failure to do so could adversely affect our business and prospects, including the execution of our global business strategy.

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Certificate of Incorporation. In addition, our Certificate of Incorporation and our amended and restated bylaws ("Bylaws") will provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.
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

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	#
Executive Employment Agreement by and between Nikola Corporation and Michael Lohscheller, dated February 3, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2022).

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
^ In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

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
Date: May 5, 2022