Form 10-Q
period 2022-06-30
Nikola Corp
filed 2022-08-04
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 433,476,331 shares of the registrant’s common stock outstanding.

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
•Increases in costs, disruption of supply or shortage of raw materials, including lithium-ion battery cells and packs, chipsets, and displays, could harm our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$441,765	$497,241
Accounts receivable, net	16,726	—
Inventory	52,105	11,597
Prepaid expenses and other current assets	34,802	15,891
Total current assets	545,398	524,729
Restricted cash and cash equivalents	87,459	25,000
Long-term deposits	37,740	27,620
Property, plant and equipment, net	311,732	244,377
Intangible assets, net	95,395	97,181
Investment in affiliates	79,726	61,778
Goodwill	5,238	5,238
Other assets	4,287	3,896
Total assets	$1,166,975	$989,819
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$87,479	$86,982
Accrued expenses and other current liabilities	156,610	93,487
Debt and finance lease liabilities, current	9,518	140
Total current liabilities	253,607	180,609
Long-term debt and finance lease liabilities, net of current portion	273,309	25,047
Operating lease liabilities	2,349	2,263
Warrant liability	1,377	4,284
Other long-term liabilities	37,070	84,033
Deferred tax liabilities, net	12	11
Total liabilities	567,724	296,247
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 433,475,084 and 413,340,550 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	43	41
Additional paid-in capital	2,176,945	1,944,341
Accumulated deficit	(1,576,550)	(1,250,612)
Accumulated other comprehensive loss	(1,187)	(198)
Total stockholders' equity	599,251	693,572
Total liabilities and stockholders' equity	$1,166,975	$989,819
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Truck sales	$17,383	$—	$17,383	$—
Service and other	751	—	2,638	—
Total revenues	18,134	—	20,021	—
Cost of revenues:
Truck sales	46,781	—	46,781	—
Service and other	610	—	2,066	—
Total cost of revenues	47,391	—	48,847	—
Gross loss	(29,257)	—	(28,826)	—
Operating expenses:
Research and development	63,106	67,726	137,663	122,889
Selling, general, and administrative	79,868	70,672	157,051	136,099
Total operating expenses	142,974	138,398	294,714	258,988
Loss from operations	(172,231)	(138,398)	(323,540)	(258,988)
Other income (expense):
Interest expense, net	(2,808)	(92)	(3,019)	(101)
Revaluation of warrant liability	3,341	(2,511)	2,907	(1,560)
Other income (expense), net	(27)	(1,102)	1,806	(883)
Loss before income taxes and equity in net loss of affiliates	(171,725)	(142,103)	(321,846)	(261,532)
Income tax expense	2	2	2	3
Loss before equity in net loss of affiliates	(171,727)	(142,105)	(321,848)	(261,535)
Equity in net loss of affiliates	(1,270)	(1,126)	(4,090)	(1,920)
Net loss	$(172,997)	$(143,231)	$(325,938)	$(263,455)

Net loss per share:
Basic	$(0.41)	$(0.36)	$(0.78)	$(0.67)
Diluted	$(0.41)	$(0.36)	$(0.78)	$(0.67)
Weighted-average shares outstanding:
Basic	425,323,391	394,577,711	420,266,181	393,390,377
Diluted	425,323,391	394,577,711	420,266,181	393,390,377
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(172,997)	$(143,231)	$(325,938)	$(263,455)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,318)	78	(989)	(235)
Comprehensive loss	$(174,315)	$(143,153)	$(326,927)	$(263,690)
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2022	418,344,072	$42	$2,025,552	$(1,403,553)	$131	$622,172
Exercise of stock options	105,754	—	257	—	—	257
Issuance of shares for RSU awards	1,420,658	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	13,604,600	1	96,295	—	—	96,296
Stock-based compensation	—	—	54,841	—	—	54,841
Net loss	—	—	—	(172,997)	—	(172,997)
Other comprehensive loss	—	—	—	—	(1,318)	(1,318)
Balance as of June 30, 2022	433,475,084	$43	$2,176,945	$(1,576,550)	$(1,187)	$599,251

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	413,340,550	$41	$1,944,341	$(1,250,612)	$(198)	$693,572
Exercise of stock options	285,585	—	565	—	—	565
Issuance of shares for RSU awards	2,600,705	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	17,248,244	2	123,670	—	—	123,672
Stock-based compensation	—	—	108,369	—	—	108,369
Net loss	—	—	—	(325,938)	—	(325,938)
Other comprehensive loss	—	—	—	—	(989)	(989)
Balance as of June 30, 2022	433,475,084	$43	$2,176,945	$(1,576,550)	$(1,187)	$599,251

See accompanying notes to the consolidated financial statements.

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2021	393,745,157	$39	$1,592,716	$(680,398)	$(74)	$912,283
Exercise of stock options	1,033,250	1	1,212	—	—	1,213
Issuance of shares for RSU awards	461,084	—	—	—	—	—
Common stock issued for commitment shares	155,703	—	2,625	—	—	2,625
Common stock issued for investment in affiliates, net of common stock with embedded put right	1,682,367	—	19,139	—	—	19,139
Stock-based compensation	—	—	52,670	—	—	52,670
Net loss	—	—	—	(143,231)	—	(143,231)
Other comprehensive income	—	—	—	—	78	78
Balance as of June 30, 2021	397,077,561	$40	$1,668,362	$(823,629)	$4	$844,777

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	391,041,347	$39	$1,540,037	$(560,174)	$239	$980,141
Exercise of stock options	2,929,917	1	3,625	—	—	3,626
Issuance of shares for RSU awards	1,268,227	—	—	—	—	—
Common stock issued for commitment shares	155,703	—	2,625	—	—	2,625
Common stock issued for investment in affiliates, net of common stock with embedded put right	1,682,367	—	19,139	—	—	19,139
Stock-based compensation	—	—	102,936	—	—	102,936
Net loss	—	—	—	(263,455)	—	(263,455)
Other comprehensive loss	—	—	—	—	(235)	(235)
Balance as of June 30, 2021	397,077,561	$40	$1,668,362	$(823,629)	$4	$844,777
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(325,938)	$(263,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,676	3,710
Stock-based compensation	108,369	102,936
Non-cash in-kind services	—	27,723
Equity in net loss of affiliates	4,090	1,920
Revaluation of financial instruments	192	1,560
Issuance of common stock for commitment shares	—	2,625
Inventory write-downs	10,890	—
Non-cash interest expense	2,457	—
Other non-cash activity	273	1,010
Changes in operating assets and liabilities:
Accounts receivable, net	(16,726)	—
Inventory	(60,468)	(2,267)
Prepaid expenses and other current assets	(12,631)	(4,024)
Accounts payable, accrued expenses and other current liabilities	15,395	9,535
Long-term deposits	(8,281)	(7,247)
Other assets	(608)	—
Operating lease liabilities	(277)	—
Other long-term liabilities	(224)	—
Net cash used in operating activities	(273,811)	(125,974)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(67,316)	(64,787)
Investments in affiliates	(23,027)	(25,000)
Proceeds from sale of equipment	—	200
Net cash used in investing activities	(90,343)	(89,587)
Cash flows from financing activities
Proceeds from the exercise of stock options	565	3,839
Proceeds from issuance of shares under the Tumim Purchase Agreements	123,672	—
Proceeds from issuance of Convertible Notes, net of discount and issuance costs	183,510	—
Proceeds from issuance of Collateralized Promissory Note	50,000	—
Proceeds from issuance of financing obligation, net of issuance costs	38,582	—
Repayment of Promissory Note	(25,000)	(4,100)
Payments on finance lease liabilities and financing obligation	(192)	(518)
Payments for issuance costs	—	(244)
Net cash provided by (used in) financing activities	371,137	(1,023)
Net increase (decrease) in cash and cash equivalents, including restricted cash	6,983	(216,584)
Cash and cash equivalents, including restricted cash, beginning of period	522,241	849,278
Cash and cash equivalents, including restricted cash, end of period	$529,224	$632,694
See accompanying notes to the consolidated financial statements.

Supplementary cash flow disclosures:
Cash paid for interest	$953	$372
Cash interest received	$100	$384
Supplementary disclosures for noncash investing and financing activities:
Purchases of property, plant and equipment included in liabilities	$26,207	$33,389
Accrued paid in kind interest	$1,784	$—
Embedded derivative asset bifurcated from Convertible Notes	$1,500	$—
Accrued debt issuance costs	$294	$—
Accrued deferred issuance costs	$—	$352
Leased assets obtained in exchange for new finance lease liabilities	$692	$145
Common stock issued for commitment shares	$—	$2,625
Common stock issued for investments in affiliates, including common stock with embedded put right	$—	$32,376
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
Additionally, prior to the start of production for the Tre battery-electric vehicle ("BEV") trucks late in the first quarter of 2022, pre-production activities, including manufacturing readiness, process validation, prototype builds, freight, inventory write-downs, and operations of the Company's manufacturing facility in Coolidge, Arizona were recorded as research and development activities on the Company's consolidated statements of operations. Commensurate with the start of production, manufacturing costs, including labor and overhead, as well as inventory-related expenses related to the Tre BEV trucks, and related facility costs, are recorded in cost of revenues beginning in the second quarter of 2022.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had $441.8 million and $497.2 million of cash and cash equivalents, which included cash equivalents of zero and $463.9 million of highly liquid investments as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, the Company had $87.5 million and $25.0 million, respectively, in non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and consists of securitization of the Company's letters of credit and debt. See Note 5, Debt and Finance Lease Liabilities, for additional details.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of
	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents	$441,765	$497,241	$632,694
Restricted cash and cash equivalents – non-current	87,459	25,000	—
Cash, cash equivalents and restricted cash and cash equivalents	$529,224	$522,241	$632,694
(b)Accounts Receivable, net
Accounts receivable, net, are reported at the invoiced amount, less an allowance for potential uncollectible amounts. The Company had no allowance for uncollectible amounts as of June 30, 2022 and December 31, 2021.
(c)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$800	$800

Liabilities
Warrant liability	$—	$—	$1,377	$1,377
Derivative liability	—	—	6,588	6,588

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$463,867	$—	$—	$463,867

Liabilities
Warrant liability	$—	$—	$4,284	$4,284
Derivative liability	—	—	4,189	4,189

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Warrant liability
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

Warrant Liability
Estimated fair value at December 31, 2021	$4,284
Change in fair value	(2,907)
Estimated fair value at June 30, 2022	$1,377
The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	June 30, 2022	December 31, 2021
Stock price	$4.76	$9.87
Exercise price	$11.50	$11.50
Remaining term (in years)	2.93	3.42
Volatility	90%	90%
Risk-free rate	2.96%	1.03%
Expected dividend yield	—%	—%
Price Differential derivative liability
On September 13, 2021, the Company entered into an Amended Membership Interest Purchase Agreement (the "Amended MIPA") with Wabash Valley Resources ("WVR") and the sellers party thereto (each, a "Seller"), pursuant to which the Company is subject to the first price differential and second price differential (together the "Price Differential"). Pursuant to the terms of the Amended MIPA, the first price differential was settled in the fourth quarter of 2021 for $3.4 million.
The Price Differential was a freestanding financial instrument and accounted for as a derivative liability. The derivative liability was remeasured at each reporting period with changes in its fair value recorded in "Other income (expense), net" on the consolidated statements of operations. The change in fair value of the derivative liability was as follows:

Derivative Liability
Estimated fair value at December 31, 2021	$4,189
Change in fair value	2,399
Estimated fair value at June 30, 2022	$6,588

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value of the derivative liability, a level 3 measurement, was estimated using a Monte Carlo simulation model as of December 31, 2021. The application of the Monte Carlo simulation model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

As of
December 31, 2021
Stock price	$9.87
Strike price	$14.86
Volatility	100%
Risk-free rate	0.18%
The fair value as of June 30, 2022, was based on the settlement amount that was subsequently paid on July 1, 2022.
Put Premium derivative asset
In June 2022, the Company completed a private placement of $200 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior paid in kind ("PIK") toggle notes (the “Convertible Notes”). In conjunction with the issuance of the Convertible Notes, the Company entered into a premium letter agreement (the "Put Premium") with the purchasers (the "Purchasers") of the Convertible Notes which requires the Purchasers to pay $9.0 million to the Company if during the period through the date that is thirty months after the closing date of the private placement of Convertible Notes, the last reported sale price of the Company's common stock has been at least $20.00 for at least 20 trading days during any consecutive 40 trading day periods.
The Put Premium is an embedded derivative asset and meets the criteria to be separated from the host contract and carried at fair value. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized in "Other income (expense), net" on the consolidated statements of operations. The fair value of the derivative asset is included in "Other assets" on the consolidated balance sheets. The change in fair value of the derivative asset was as follows:

Derivative asset
Estimated fair value as of June 1, 2022	$1,500
Change in fair value	(700)
Estimated fair value as of June 30, 2022	$800
The fair value of the derivative asset, a level 3 measurement, was estimated using a Monte Carlo simulation model. The application of the Monte Carlo simulation model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	June 30, 2022	June 1, 2022
Stock price	$4.76	$6.77
Threshold price	$20.00	$20.00
Term (in years)	2.4	2.5
Volatility	90%	90%
Risk-free rate	2.93%	2.73%
Payer cost of debt	5.00%	4.30%
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, deposits and debt. The carrying values of these financial instruments approximate their fair values, other than debt obligations, including the Convertible Notes and the $50.0 million collateralized promissory note ("Collateralized Note") issued during the second quarter of 2022.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value of debt obligations are estimated using level 2 fair value inputs, including stock price and risk-free rates. The following table presents the carrying value and estimated fair values:

	As of June 30, 2022
	Carrying Value	Fair Value
Convertible Notes	$186,805	$141,000
Collateralized Promissory Note	50,000	50,000
(d)Revenue Recognition
Truck sales
Truck sales consist of revenue recognized on the sales of the Company's BEV trucks. The sale of a truck is recognized as a single performance obligation at the point in time when control is transferred to the customer (dealers). Control is deemed transferred when the product is picked up by the carrier and the customer (dealer) can direct the product's use and obtain substantially all of the remaining benefits from the product. The Company does not offer returns on truck sales.
Payment for trucks sold are made in accordance with the Company's customary payment terms. The Company has elected an accounting policy whereby the Company does not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less. Sales tax collected from customers is not considered revenue and is accrued until remitted to the taxing authorities. Shipping and handling activities occur after the customer has obtained control of the product, thus the Company has elected to account for those expenses as fulfillment costs in cost of revenues, rather than an additional promised service.
Services and other
Services and other revenues consist of sales of mobile charging trailers ("MCTs"). The sale of MCTs is recognized as a single performance obligation at the point in time when control is transferred to the customer. Control is deemed transferred when the product is delivered to the customer and the customer can direct the product's use and obtain substantially all of the remaining benefits from the asset. The Company does not offer sales returns on MCTs. Payment for products sold are made in accordance with the Company's customary payment terms and the Company's MCT contracts do not have significant financing components. The Company has elected to exclude sales taxes from the measurement of the transaction price.
(e)Warranties
Warranty costs are recognized upon transfer of control of trucks to dealers, and is estimated based on factors including the length of the warranty, product costs, supplier warranties, and product failure rates. Warranty reserves are reviewed and adjusted quarterly to ensure that accruals are adequate to meet expected future warranty obligations. Initial warranty data is limited early in the launch of a new product and accordingly, future adjustments to the warranty accrual may be material.
The change in warranty liability for the three and six months ended June 30, 2022 is summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Accrued warranty - beginning of period	$—	$—
Provision for warranty	2,203	2,203
Accrued warranty - end of period	$2,203	$2,203
As of June 30, 2022, warranty accrual for $0.6 million is recorded in "Accrued expenses and other current liabilities" and $1.6 million in "Other long-term liabilities" on the consolidated balance sheets.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(f)Recent Accounting Pronouncements
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
3.BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at June 30, 2022 and December 31, 2021, respectively:

	As of
	June 30, 2022	December 31, 2021
Raw materials	$41,213	$7,344
Work in process	5,696	4,253
Finished goods	5,196	—
Total inventory	$52,105	$11,597
Inventory cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories are stated at the lower of cost or net realizable value. Inventories are written down for any excess or obsolescence and when net realizable value, which is based upon estimated selling prices, is in excess of carrying value. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at June 30, 2022 and December 31, 2021, respectively:

	As of
	June 30, 2022	December 31, 2021
Deposits	$14,397	$5,615
Non-trade receivables	11,815	2,717
Prepaid expenses	7,329	5,116
Deferred implementation costs	1,261	2,443
Total prepaid expenses and other current assets	$34,802	$15,891
Deferred implementation costs
Deferred implementation costs are amortized on a straight-line basis over the estimated useful life of the related software. During the three months ended June 30, 2022, the Company re-assessed the estimated useful life of its existing enterprise resource planning system as a result of ongoing re-implementation, resulting in a shorter useful life and prospective change in amortization. The Company recorded $1.2 million and $1.3 million of amortization expense on the consolidated statements of operations for the three and six months ended June 30, 2022, respectively. Amortization during the three and six months ended June 30, 2021 was immaterial.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Buildings	$127,204	$104,333
Construction-in-progress	126,849	103,515
Machinery and equipment	49,544	36,551
Demo vehicles	9,958	888
Software	8,309	7,562
Other	7,174	3,026
Leasehold improvements	2,886	2,883
Furniture and fixtures	1,480	1,480
Finance lease assets	1,338	646
Property, plant and equipment, gross	334,742	260,884
Less: accumulated depreciation and amortization	(23,010)	(16,507)
Total property, plant and equipment, net	$311,732	$244,377
Construction-in-progress on the Company's consolidated balance sheets as of June 30, 2022 relates primarily to the expansion of the Company's manufacturing plant in Coolidge, Arizona, and build-out of the Company's headquarters and R&D facility in Phoenix, Arizona.
Depreciation expense for the three months ended June 30, 2022 and 2021 was $3.5 million and $1.9 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $6.6 million and $3.6 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Settlement liability	$75,000	$50,000
Inventory received not yet invoiced	21,577	8,253
Accrued purchase of intangible asset	20,902	11,344
Accrued legal expenses	17,644	5,664
Derivative liability	6,588	4,189
Accrued payroll and payroll related expenses	3,604	2,521
Accrued purchases of property, plant and equipment	1,630	2,817
Other accrued expenses	9,665	8,699
Total accrued expenses and other current liabilities	$156,610	$93,487

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. INVESTMENTS IN AFFILIATES
Investments in unconsolidated affiliates accounted for under the equity method consist of the following:

		As of
	Ownership	June 30, 2022	December 31, 2021
Nikola Iveco Europe GmbH	50%	$20,832	$4,083
Wabash Valley Resources LLC	20%	57,894	57,695
Nikola - TA HRS 1, LLC	50%	1,000	—
		$79,726	$61,778
Equity in net loss of affiliates on the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity in net loss of affiliates:
Nikola Iveco Europe GmbH	$(1,201)	$(1,126)	$(4,039)	$(1,920)
Wabash Valley Resources LLC	(69)	—	(51)	—
Total equity in net loss of affiliates	$(1,270)	$(1,126)	$(4,090)	$(1,920)
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
In June 2022, the Company and Iveco executed amended agreements to expand the scope of the joint venture operations to include engineering and development of the Nikola Tre BEV European platform.
During the first quarter of 2022, the Company made a contribution to Nikola Iveco Europe GmbH of €3.0 million (approximately $3.3 million). During the second quarter of 2022, the Company made an additional contribution of €17.0 million (approximately $18.4 million). As of June 30, 2022, the Company's maximum exposure to loss was $31.8 million, which represents the book value of the Company's equity interest and guaranteed debt obligations of $11.0 million.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of June 30, 2022, the Company's maximum exposure to loss was $58.1 million, which represents the book value of the Company's equity interest and a loan to WVR during the second quarter of 2022 for $0.3 million.
Nikola - TA HRS 1, LLC
In March 2022, the Company and Travel Centers of America, Inc. ("TA") entered into a series of agreements which established a joint venture, Nikola - TA HRS 1, LLC. The operations expected to be performed by the joint venture consist of the development, operation and maintenance of a hydrogen fueling station. Operations have not commenced as of June 30, 2022.
The agreements provide for 50/50 ownership of the joint venture. Both parties are entitled to appoint an equal number of board members to the management committee of the joint venture. Pursuant to the terms of the agreements, the Company contributed an initial contribution of $1.0 million to Nikola - TA HRS 1, LLC during the second quarter of 2022.
Nikola - TA HRS 1, LLC is considered a VIE due to insufficient equity to finance its activities without additional subordinated financial support. The Company is not considered the primary beneficiary as it does not have the power to direct the activities that most significantly impact the economic performance based on the terms of the agreements. Accordingly, the VIE is accounted for under the equity method.
The Company does not guarantee debt for, or have other financial support obligations to the entity and its maximum exposure to loss in connection with its continuing involvement with the entity is limited to the carrying value of the investment.
5. DEBT AND FINANCE LEASE LIABILITIES
Debt and finance lease liabilities as of June 30, 2022 and December 31, 2021, were as follows:

	As of
	June 30, 2022	December 31, 2021
Current:
Promissory notes	$9,168	$—
Finance lease liabilities	350	140
Debt and finance lease liabilities, current	$9,518	$140

Non-current:
Convertible Notes	$186,805	$—
Financing obligation	44,965	—
Promissory notes	40,832	24,639
Finance lease liabilities	707	408
Long-term debt and finance lease liabilities, net of current portion	$273,309	$25,047
Convertible Notes
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior PIK toggle notes, which will mature on May 31, 2026. The Convertible Notes were issued pursuant to an indenture, dated as of June 1, 2022 (the "Indenture").
The Convertible Notes bear interest at 8.00% per annum, to the extent paid in cash (“Cash Interest”), and 11.00% per annum, to the extent paid in kind through the issuance of additional Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on May 31 and November 30 of each year, beginning on November 30, 2022. The Company can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
Based on the applicable conversion rate, the Convertible Notes plus any accrued and unpaid interest are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The initial conversion

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
rate is 114.3602 shares per $1,000 principal amount of the Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $8.74 per share.
Prior to February 28, 2026, the Convertible Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after February 28, 2026, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes.
Holders of the Convertible Notes will have the right to convert all or a portion of their Convertible Notes prior to the close of business on the business day immediately preceding February 28, 2026 only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2022 (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate of the Convertible Notes on each such trading day; (iii) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events.
The Company may not redeem the Convertible Notes prior to the third anniversary of the date of initial issuance of the Convertible Notes. The Company may redeem the Convertible Notes in whole or in part, at its option, on or after such date and prior to the 26th scheduled trading day immediately preceding the maturity date, for a cash purchase price equal to the aggregate principal amount of any Convertible Notes to be redeemed plus accrued and unpaid interest.
In addition, following certain corporate events that occur prior to the maturity date or following issuance by the Company of a notice of redemption, in each case as provided in the Indenture, in certain circumstances, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event or who elects to convert any Convertible Notes called for redemption during the related redemption period. Additionally, in the event of a fundamental change or a change in control transaction (each such term as defined in the Indenture), holders of the Convertible Notes will have the right to require the Company to repurchase all or a portion of their Convertible Notes at a price equal to 100% of the capitalized principal amount of Convertible Notes, in the case of a fundamental change, or 130% of the capitalized principal amount of Convertible Notes, in the case of change in control transactions, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date.
The Indenture includes restrictive covenants that, subject to specified exceptions, limit the ability of the Company and its subsidiaries to incur secured debt in excess of $500.0 million, incur other subsidiary guarantees, and sell equity interests of any subsidiary that guarantees the Convertible Notes. In addition, the Indenture includes customary terms and covenants, including certain events of default after which the holders may accelerate the maturity of the Convertible Notes and become due and payable immediately.
In conjunction with the issuance of the Convertible Notes, the Company executed the Put Premium which was determined to be an embedded derivative that met the criteria for bifurcation from the host. The total proceeds received were first allocated to the fair value of the bifurcated derivative asset, and the remaining proceeds allocated to the host resulting in an adjustment to the initial purchasers' debt discount.
The net proceeds from the sale of the Convertible Notes were $183.2 million, net of initial purchasers' discounts and debt issuance costs. Unamortized debt discount and issuance costs are reported as a direct deduction from the face amount of the Convertible Notes.
As of June 30, 2022, the effective interest rate on the Convertible Notes was 12.99%. Amortization of the debt discount and issuance costs is reported as a component of interest expense and is computed using the straight-line method over the term of the Convertible Notes, which approximates the effective interest method. For the three and six months ended June 30, 2022 the Company recognized $2.1 million of interest expense related to contractual interest expense and amortization

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of the debt discount and issuance costs. The net carrying amounts of the debt component of the Convertible Notes were as follows:

As of
June 30, 2022
Principal amount	$200,000
PIK interest(1)	1,784
Unamortized discount	(7,350)
Unamortized issuance costs	(7,629)
Net carrying amount	$186,805
(1)PIK interest consists of $1.8 million accrued PIK interest.
Financing Obligation
On May 10, 2022 (the "Sale Date"), the Company entered into a sale agreement (the "Sale Agreement"), pursuant to which the Company sold the land and property related to the Company's headquarters in Phoenix, Arizona for a purchase price of $52.5 million. As of the Sale Date, $13.1 million was withheld from the proceeds received related to portions of the headquarters currently under construction. The Company will receive the remaining proceeds throughout the completion of construction pursuant to the terms of the Sale Agreement. Concurrent with the sale, the Company entered into a lease agreement (the "Lease Agreement"), whereby the Company leased back the land and property related to the headquarters for an initial term of 20 years with four extension options for 7 years each. As of the Sale Date, the Company considered one extension option reasonably certain of being exercised.
The buyer is not considered to have obtained control of the headquarters because the lease is classified as a finance lease. Accordingly, the sale of the headquarters is not recognized and the property and land continue to be recognized on the Company's consolidated balance sheets. As of the Sale Date, the Company recorded $38.3 million as a financing obligation on the Company's consolidated balance sheets representing proceeds received net of debt issuance costs of $1.1 million. Rent payments under the terms of the Lease Agreement will be allocated between interest expense and principal repayments using the effective interest method. Additionally, debt issuance costs will be amortized to interest expense over the lease term.
During the three months ended June 30, 2022, the Company recognized an additional $6.7 million for financing obligations on the Company's consolidated balance sheets for construction completed during the period. Additionally, for the three months ended June 30, 2022, the Company recognized $0.5 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
Promissory Note
On May 10, 2022, and in connection with the execution of the sale and leaseback of the Company's headquarters, the Company repaid the $25.0 million promissory note that was executed in conjunction with the Company purchasing its headquarters in the fourth quarter of 2021 (the "Promissory Note").
For the three and six months ended June 30, 2022, the Company recognized $0.1 million and $0.3 million, respectively, of interest expense related to interest on the Promissory Note and amortization of debt issuance costs prior to redemption. As of May 10, 2022, the Company expensed $0.3 million of unamortized debt issuance costs related to the Promissory Note.

Collateralized Promissory Note
On June 7, 2022, a wholly owned subsidiary of the Company executed a promissory note and a master security agreement (the "Master Security Agreement") for $50.0 million at a stated interest rate of 4.26% (the "Collateralized Note"). The Collateralized Note is fully collateralized by certain personal property assets as fully described in the Master Security Agreement. Additionally, in connection with the Collateralized Note, the Company executed a pledge agreement pursuant to which the Company pledged $50.0 million in cash as additional collateral in order to obtain a more favorable interest rate. The amount pledged is recorded in "Restricted cash and cash equivalents" as of June 30, 2022. The Collateralized Note carries a 60 month term and is payable in 60 equal consecutive monthly installments due in arrears.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three and six months ended June 30, 2022, the Company recognized $0.1 million of interest expense related to interest on the Collateralized Note.
Letters of Credit
During the second quarter of 2022, and in conjunction with the execution of the Lease Agreement, the Company executed an irrevocable standby letter of credit for $12.5 million to collateralize the Company's lease obligation. The letter of credit is subject to annual increases commensurate with base rent increases pursuant to the Lease Agreement. The letter of credit will expire upon the expiration of the Lease Agreement, but may be subject to reduction or early termination upon the satisfaction of certain conditions as described in the Lease Agreement.
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million through December 31, 2024 in connection with the execution of a product supply agreement with a vendor. As of June 30, 2022, no amounts have been drawn on the letter of credit.
6. CAPITAL STRUCTURE
Shares Authorized
As of June 30, 2022, the Company had a total of 750,000,000 shares authorized for issuance consisting of 600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As of June 30, 2022, the Company had 760,915 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. For the three months ended June 30, 2022 and 2021, the Company recorded a $3.3 million gain and $2.5 million loss, respectively, for "Revaluation of warrant liability" on the consolidated statements of operations. For the six months ended June 30, 2022 and 2021, the Company recorded a $2.9 million gain and $1.6 million loss, respectively, for "Revaluation of warrant liability" on the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the Company had $1.4 million and $4.3 million, respectively, for warrant liability related to the private warrants outstanding on the consolidated balance sheets.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the three and six months ended June 30, 2022, the Company sold 13,604,600 and 17,248,244 shares of common stock, respectively, for proceeds of $96.3 million and $123.7 million, respectively, under the terms of the First Tumim Purchase Agreement. No shares were issued under the terms of the First Tumim Purchase Agreement for the three and six months ended June 30, 2021. As of June 30, 2022, the remaining commitment available under the First Tumim Purchase Agreement was $12.5 million.
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
As of June 30, 2022, the Company has not sold any shares of common stock to Tumim under the Second Tumim Purchase Agreement and has a remaining commitment of $300.0 million available.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock Options
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted. Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	28,996,160	$1.28	6.87
Granted	—	—
Exercised	285,585	1.98
Cancelled	26,836	3.37
Outstanding at June 30, 2022	28,683,739	$1.27	6.37
Vested and exercisable as of June 30, 2022	28,470,998	$1.25	6.36
Restricted Stock Units
The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. The time-based RSUs generally vest semi-annually over a three-year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. Certain RSUs awarded to key employees contain performance conditions related to achievement of strategic and operational milestones ("Performance RSUs"). As of June 30, 2022, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited. In addition, for certain technical engineering employees the awards cliff vest after a three-year period or vest on the achievement of certain operational milestones. The RSUs to directors have a vesting cliff of one year after the grant date. Changes in RSUs are as follows:

Number of RSUs
Balance at December 31, 2021	12,178,672
Granted	9,456,900
Released	2,600,705
Cancelled	1,039,308
Balance at June 30, 2022	17,995,559
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
In March 2022, the Company granted 949,026 shares of market based RSUs to an executive in connection with his hiring during the period. The grant date fair value of the Market Based RSUs was determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award. As of the grant date, the expected volatility in the model was 100% and the risk-free interest rate was

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.7%. The total grant date fair value of the market based RSUs was determined to be $2.2 million and is recognized over the requisite service period.

Changes in market based RSUs are as follows:

Number of Market Based RSUs
Balance at December 31, 2021	13,317,712
Granted	949,026
Released	—
Cancelled	—
Balance at June 30, 2022	14,266,738
Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$9,300	$10,228	$18,007	$20,550
Selling, general, and administrative	45,541	42,442	90,362	82,386
Total stock-based compensation expense	$54,841	$52,670	$108,369	$102,936
As of June 30, 2022, total unrecognized compensation expense was as follows:

Unrecognized Compensation Expense
Options	$380
Market based RSUs	109,901
RSUs	168,843
Total unrecognized compensation expense at June 30, 2022	$279,124
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
Beginning in 2022, the Tax Cuts and Jobs Act ("TCJA") requires taxpayers to capitalize certain research and development costs and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. Previously, such costs could be deducted in the period they were incurred. This provision is not anticipated to impact our effective tax rate or result in any cash payments for our federal income taxes.

Income tax expense was immaterial for the three and six months ended June 30, 2022 and 2021 due to the cumulative tax losses.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general, and administrative expense on the consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2022.
Regulatory and Governmental Investigations and Related Internal Review
In September 2020, a short seller reported on certain aspects of the Company’s business and operations. The Company and its board of directors retained Kirkland & Ellis LLP to conduct an internal review in connection with the short-seller article (the “Internal Review”), and Kirkland & Ellis LLP promptly contacted the Division of Enforcement of the SEC to make it aware of the commencement of the Internal Review. The Company subsequently learned that the Staff of the Division of Enforcement had previously opened an investigation. The Company and certain of its officers and employees also received subpoenas from the Staff of the Division of Enforcement as a part of a fact-finding inquiry.
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
By order dated December 21, 2021, the Company and the SEC reached a settlement arising out of the SEC’s investigation of the Company. Under the terms of the settlement, without admitting or denying the SEC’s findings, the Company agreed to cease and desist from future violations of the Securities Exchange Act of 1934 (the "Exchange Act") and Rules 10b-5 and 13a-15(a) thereunder and Section 17(a) of the Securities Act of 1933 (the "Securities Act"); to certain voluntary undertakings; and to pay a $125 million civil penalty, to be paid in five installments over two years. The first $25 million installment was paid at the end of 2021 and the remaining installments are to be paid semiannually through 2023. The Company previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. The SEC’s cease and desist order is available on the SEC’s website. In July 2022, the Company and SEC agreed to an alternative payment plan with the first two payments of $5 million to be paid in July 2022 and December 2022. The July 2022 payment has been made by the Company. The remainder of the payment plan is subject to determination. As of June 30, 2022 Company has reflected the remaining liability of $75 million in accrued expenses and other current liabilities and $25 million in other-long term liabilities on the consolidated balance sheets.
The legal and other professional costs the Company incurred during the three and six months ended June 30, 2022 in connection with the Internal Review and disclosed elsewhere in this Report include approximately $9.0 million and $19.6 million, respectively, expensed for Mr. Milton’s attorneys’ fees under his indemnification agreement with the Company. During the three and six months ended June 30, 2021 the Company expensed $3.2 million and $6.2 million, respectively for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. As of June 30, 2022 and December 31, 2021, the Company accrued approximately $21.4 million and $22.7 million, respectively, in legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement. The Company expects to incur additional costs associated with its continued cooperation with the Staff of the Division of Enforcement and the SDNY in fiscal year 2022, which will be expensed as incurred and which could be significant in the periods in which they are recorded.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On July 29, 2021, the U.S. Attorney for the SDNY announced the unsealing of a criminal indictment charging Mr. Milton with two counts of securities fraud and one count of wire fraud. That same day, the SEC announced charges against Mr. Milton for alleged violations of federal securities laws. The Company has been informed that the SDNY investigation remains ongoing.
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
On November 16, 2020, ten motions both to consolidate the pending securities actions and to be appointed as lead plaintiff were filed by putative class members. On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
appointed Angelo Baio as the “Lead Plaintiff”. On December 23, 2020, a motion for reconsideration of the Court’s order appointing the Lead Plaintiff was filed. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. The motion for reconsideration was denied on February 18, 2021. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the Court appointed Nikola Investor Group II as Lead Plaintiff and appointed Pomerantz LLP and Block & Leviton LLP as co-lead counsel. On December 10, 2021, the Court issued a scheduling order pursuant to which Lead Plaintiff’s Amended Complaint was due January 24, 2022, Defendants’ deadline to answer or otherwise respond was set for March 10, 2022 and Plaintiffs’ deadline to file any responsive memorandum was set for April 11, 2022 with any reply from Defendants due by May 11, 2022. On January 24, 2022, Lead Plaintiffs filed the Consolidated Amended Class Action Complaint. On February 5, 2022, the Court granted the parties’ joint application for an extension of the deadline for Defendants to file an answer or move to dismiss until April 8, 2022, with Plaintiffs’ opposition due 30 days following the filing of a motion to dismiss, and any reply from Defendants due 30 days following Plaintiffs’ opposition. In accordance with the Court’s scheduling order, Defendants filed their motions to dismiss on April 8, 2022. On May 9, 2022, Plaintiffs filed their opposition to Defendants' motions to dismiss, and on June 8, 2022, Defendants filed their reply briefs. The Court has not yet ruled on the motions.
Plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. The Company intends to vigorously defend itself. The Company is unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material. On December 17, 2021, Lead Plaintiff filed a motion to lift the PSLRA stay of discovery. On January 18, 2022, Nikola filed its opposition to Lead Plaintiff’s motion to lift the PSLRA stay of discovery and on January 25, 2022, Lead Plaintiff filed its reply. On April 21, 2022, the Court denied Plaintiffs' motion to lift the PSLRA stay.
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
On January 7, 2022, Barbara Rhodes, a purported stockholder of the Company, filed her Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Rhodes v. Milton, et al. and Nikola Corp., C.A. No. 2022-0023-KSJM (the “Rhodes Action”). On January 10, 2022, Zachary BeHage and Benjamin Rowe (together, the “BeHage Rowe Plaintiffs”), purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned BeHage v. Milton, et al. and Nikola Corp., C.A. No. 2022-0045-KSJM (the “BeHage Rowe Action” together with the Rhodes Action, the “Related Actions”). The Related Actions are against certain of the Company’s current and former directors and allege breach of fiduciary duties, insider selling under Brophy, aiding and abetting insider selling, aiding and abetting breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On January 28, 2022, Rhodes and the BeHage Rowe Plaintiffs filed a stipulation and proposed order for consolidation of the Related Actions. The proposed order states that Defendants need not answer, move, or otherwise respond to the complaints filed in the Related Actions and contemplates that counsel for Plaintiffs shall file a consolidated complaint or designate an operative complaint within fourteen

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
days of entry of an order consolidating these actions and shall meet and confer with counsel for Defendants or any other party regarding a schedule for Defendants to respond to the operative complaint. The proposed order was granted by the Court on February 1, 2022. On February 15, 2022, Rhodes and the BeHage Rowe Plaintiffs filed a Verified Consolidated Amended Stockholder Derivative Complaint in the Related Actions (the “Amended Complaint”). On April 4, 2022, the parties filed a stipulation and proposed order, pursuant to which the parties to the Related Actions agreed that Defendants need not answer, move, or otherwise respond to certain counts of the Amended Complaint. In accordance with the Court-ordered stipulation, Defendants filed their motions to stay the remaining counts of the Amended Complaint on April 13, 2022. Plaintiffs filed their oppositions on May 4, 2022, and Defendants filed their replies on May 25, 2022. In a bench ruling following a telephonic oral argument on June 1, 2022, the Court granted Defendants' motions to stay the remaining counts of the Amended Complaint. The Court ordered the Defendants to submit a status report on October 31, 2022, or within three days of receipt of a decision on the motions to dismiss in the Shareholder Securities Litigation, whichever comes first, in which Defendants can request a continued stay of the Related Actions. On March 10, 2022, Michelle Brown and Crisanto Gomes (together, the “Brown & Gomes Plaintiffs”), purported stockholders of the Company, filed a Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned Brown v. Milton, et al. and Nikola Corp., C.A. No. 2022-0223-KSJM (the “Brown & Gomes Action”). The Brown & Gomes Action is against certain of the Company’s current and former directors and alleges claims against those defendants for purported breaches of fiduciary duty and unjust enrichment. On March 14, 2022, the Brown & Gomes Plaintiffs notified the court in the Related Actions of their belief that the Brown & Gomes Action properly belongs as part of the consolidated Related Actions.
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
FCPM License
In the third quarter of 2021, the Company entered into a fuel cell power module ("FCPM") license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2023. As of June 30, 2022, the Company accrued $20.9 million in "Accrued expenses and other current liabilities" and $10.5 million in "Other long-term liabilities" on the consolidated balance sheets.
10. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(172,997)	$(143,231)	$(325,938)	$(263,455)
Less: revaluation of warrant liability	—	—	—	—
Adjusted net loss	$(172,997)	$(143,231)	$(325,938)	$(263,455)
Denominator:
Weighted average shares outstanding, basic	425,323,391	394,577,711	420,266,181	393,390,377
Dilutive effect of common stock issuable from assumed exercise of warrants	—	—	—	—
Weighted average shares outstanding, diluted	425,323,391	394,577,711	420,266,181	393,390,377
Net loss per share:
Basic	$(0.41)	$(0.36)	$(0.78)	$(0.67)
Diluted	$(0.41)	$(0.36)	$(0.78)	$(0.67)
Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible Notes (on an as-converted basis)	22,872,040	—	22,872,040	—
Outstanding warrants	760,915	760,915	760,915	760,915
Stock options, including performance stock options	28,683,739	29,559,690	28,683,739	29,559,690
Restricted stock units, including market based RSUs	32,262,297	23,262,974	32,262,297	23,262,974
Total	84,578,991	53,583,579	84,578,991	53,583,579
11. SUBSEQUENT EVENTS
Settlement of Price Differential
In accordance with the Amended MIPA, the second price differential with the WVR Sellers was settled on July 1, 2022, for $6.6 million.
Proposed Business Combination
The Company entered into an Agreement and Plan of Merger and Reorganization dated July 30, 2022 (the "Merger Agreement") with Romeo Power, Inc. ("Romeo") and J Purchaser Corp (“Purchaser”), a wholly-owned subsidiary of the Company. Headquartered in Cypress, California, Romeo is an energy storage technology company focused on designing and manufacturing lithium-ion battery modules and packs for commercial vehicle applications. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence an exchange offer (the “Offer”) to acquire all of the issued and outstanding shares of Romeo common stock for the right to receive 0.1186 of a share (the "Exchange Ratio") of the Company's common stock, representing an equity value of approximately $144 million based on Romeo's July 29, 2022 closing share price. At the effective time of the Merger (the “Effective Time”), each then-outstanding share of Romeo common stock, other than Romeo common stock held in treasury, by the Company, Purchaser, Romeo or their respective subsidiaries immediately before the Effective Time, will be cancelled and converted into the right to receive a number of shares of Company common stock equal to the Exchange Ratio
The Merger Agreement provides that at the Effective Time, (i) each outstanding option (whether or not vested or exercisable) relating to Romeo common stock will be cancelled and the holders will not be entitled to receive any consideration, (ii) each restricted stock unit and performance stock unit relating to Romeo common stock will be assumed by the Company and converted into a corresponding award with respect to Company common stock (with the number of shares subject to such award equitably adjusted based on the Exchange Ratio) (all performance-based vesting conditions shall be deemed satisfied at the greater of the “earned” or “target” performance levels) and (iii) each Romeo warrant exercisable for Romeo common stock will be assumed by the Company and converted into a corresponding warrant denominated in shares of Company common stock (with the number of warrants and exercise price being adjusted based on the Exchange Ratio). The Merger Agreement may be terminated by the Company or Romeo in accordance with its terms and provides for the payment of termination fees and reimbursement of expenses under certain circumstances.
The transaction is expected to be completed by the end of October 2022, subject to tender by Romeo's stockholders of shares representing a majority of the outstanding Romeo common stock, and customary closing conditions, including regulatory approval, with preliminary purchase price accounting reflected in the Company's Form 10-K for the period ending December 31, 2022.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Concurrently with the execution of the Merger Agreement, Romeo and Romeo Systems, Inc., a Delaware corporation and a wholly-owned subsidiary of Romeo (“Romeo Systems”), entered into a Loan and Security Agreement (the “Loan Agreement”) with the Company as the lender. The Loan Agreement provides for a liquidity support senior secured debt facility (the “Facility”) in an aggregate principal amount of up to $30.0 million (subject to certain incremental increases of up to $20.0 million), which shall be available for drawing subject to certain terms and conditions set forth in the Loan Agreement. Loans under The Facility may be made until the earlier of (a) six months from the date of the execution and delivery of the Merger Agreement and the Loan Agreement and (b) the date of the termination of the Merger Agreement. All amounts outstanding under the Facility will be due on terminates upon the earlier of (a) the date that is the six-month anniversary of the termination of the Merger Agreement and (b) July 30, 2023, subject to acceleration upon the occurrence of certain events set forth in the Facility Loan Agreement. Interest will be payable on borrowings under the Facility at daily SOFR plus 8.00%
Romeo’s obligations under the Loan Agreement are secured by substantially all personal property assets of Romeo and Romeo Systems, subject to certain customary exclusions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements and can be identified by the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” "will", and similar expressions. These are statements that relate to future periods and include our financial and business performance; expected timing with respect to the expansion of our manufacturing facilities, joint venture with Iveco and production and attributes of our BEV and FCEV trucks; expectations regarding our hydrogen fuel station rollout plan and hydrogen strategy; timing of completion of validation testing, volume production and other milestones; securing components for our trucks on acceptable terms and in a timely manner, or at all; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; planned collaboration with our business partners; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the outcome of any known and unknown regulatory proceedings; our business, expansion plans and opportunities; changes in applicable laws or regulations; our expectations regarding the potential closing of our recently announced proposed acquisition of Romeo Power, Inc. (“Romeo”) and the potential benefits of the proposed transaction; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to execute our business model, including market acceptance of our planned products and services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceeding; the effect of the COVID-19 pandemic on our business; supply chain constraints; the impact of inflation; our ability to raise capital; our ability to compete; the success of our business collaborations; regulatory developments in the United States and foreign countries; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; the ability to close our proposed acquisition of Romeo on a timely basis or at all; our ability to achieve the intended benefits of our proposed acquisition of Romeo; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
•    commercialize our heavy-duty trucks and other products;
•    expand and maintain manufacturing facilities and equipment;
•    invest in servicing our vehicles under warranty including repairs and service parts
•    develop hydrogen fueling stations;
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
Recent Developments
On August 1, 2022, we entered into a definitive merger agreement with Romeo (NYSE: RMO) in an all-stock transaction. The proposed merger values 100% of Romeo’s equity at approximately $144 million based on Romeo's July 29, 2022 closing share price. The transaction is expected to be completed by the end of October 2022, subject to tender by Romeo's stockholders of shares representing a majority of the outstanding Romeo common stock, and customary closing conditions, including regulatory approval. The merger is expected to allow us to secure control of critical battery pack engineering and production to meet internal demand.
Romeo is headquartered in Cypress, California, and manufactures battery modules, packs, and battery management systems ("BMS") for commercial vehicle applications. As Romeo's largest production customer, we expect the proposed merger will allow for significant operational improvements and cost reductions in our battery pack production. The addition of Romeo's battery and BMS engineering capabilities are also expected to support accelerated product development and improved customer experience. See Note 11 to our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
We started serial production at our Coolidge manufacturing facility in March 2022 and began sales of Tre BEV trucks in the second quarter of 2022. In the second quarter, we produced 50 Tre BEV trucks and shipped 48 Tre BEV trucks to our dealer network.
We continue to experience supply chain shortages and related challenges, including battery cells and packs, integrated circuits, vehicle control chips, and displays. While the availability of certain vital components has somewhat improved, increased commodity pricing on battery cells and other components is putting significant strain on the supply chain system. These factors has delayed and may continue to cause delays in the availability of Nikola Tre BEV trucks and impact our ability to generate revenue. Furthermore, there is no guarantee we can successfully pass through increased component costs to customers and how that may impact their decision to purchase our trucks.
We sell our trucks to dealers in our network and rely on the dealers to sell them to end users. As we recently began sales of our Tre BEV, we may experience delays in receiving additional purchase orders from our dealers. The end users of the Tre BEV will need to continuously assess their charging capacity and may need to build or expand infrastructure prior to ordering or receiving trucks from the dealers. Dealers have and may continue to experience delays in receiving proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP"), and may experience delays receiving proceeds from the New York Truck Voucher Incentive Program ("NYTVIP"), which many of them are leveraging for the first time. To qualify for the HVIP and NYTVIP, the dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end user. In addition, there may be delays in end user purchase orders due to general economic conditions, which in turn could delay dealer purchase orders issued to us.
We also require substantial additional capital to develop our products, including the Tre FCEV trucks, and services and fund operations for the foreseeable future. Until we can generate sufficient revenue, we expect to finance our operations through a combination of existing cash on hand, follow-on public offerings, private placements, debt financings, strategic partnerships, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.
Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.
Components of Results of Operations
Revenues
Truck sales: During the three and six months ended June 30, 2022, our truck sales were derived from deliveries of our Tre BEV trucks.
Service and other: We began generating sales from deliveries of Mobile Charging Trailers ("MCTs") to dealers and customers in the first quarter of 2022.
Cost of Revenues
Truck sales: Cost of revenue includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our Coolidge manufacturing facilities, shipping costs and reserves for estimated warranty expenses and inventory write-downs.
Service and other: Cost of revenues related to MCT sales primarily include direct materials, outsourced manufacturing services, and fulfillment costs.

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
•    Depreciation for prototyping equipment and R&D facilities; and
•Expenses related to operating the Coolidge manufacturing facility until the start of commercial production. With the start of commercial production of the Tre BEV, manufacturing costs, including labor and overhead, as well as inventory-related expenses related to the Tre BEV trucks, and related facility costs, are no longer recorded in research and development but are reflected in cost of revenues.
During the three and six months ended June 30, 2022, our research and development expenses have primarily been incurred in the development of our FCEV trucks.
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
Interest Expense, net
Interest expense consists of interest on our debt, financing obligation and finance lease liabilities. Interest income consists primarily of interest received or earned on our cash and cash equivalents balances.
Revaluation of Warrant Liability
The revaluation of warrant liability includes net gains and losses from the remeasurement of the warrant liability. Warrants recorded as liabilities are recorded at their fair value and remeasured at each reporting period.
Other Income (Expense), net
Other income, net consists primarily of other miscellaneous non-operating items, such as government grants, subsidies, merchandising, revaluation gains and losses on derivatives, foreign currency gains and losses, and unrealized gains and losses on investments.
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

Results of Operations
Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$17,383	$—	$17,383	NM
Service and other	751	—	751	NM
Total revenues	18,134	—	18,134	NM
Cost of revenues:
Truck sales	46,781	—	46,781	NM
Service and other	610	—	610	NM
Total cost of revenues	47,391	—	47,391	NM
Gross loss	(29,257)	—	(29,257)	NM
Operating expenses:
Research and development	63,106	67,726	(4,620)	(6.8)%
Selling, general, and administrative	79,868	70,672	9,196	13.0%
Total operating expenses	142,974	138,398	4,576	3.3%
Loss from operations	(172,231)	(138,398)	(33,833)	24.4%
Other income (expense):
Interest expense, net	(2,808)	(92)	(2,716)	NM
Revaluation of warrant liability	3,341	(2,511)	5,852	(233.1)%
Other income (expense), net	(27)	(1,102)	1,075	NM
Loss before income taxes and equity in net loss of affiliates	(171,725)	(142,103)	(29,622)	20.8%
Income tax expense	2	2	—	NM
Loss before equity in net loss of affiliates	(171,727)	(142,105)	(29,622)	20.8%
Equity in net loss of affiliates	(1,270)	(1,126)	(144)	12.8%
Net loss	$(172,997)	$(143,231)	$(29,766)	20.8%

Net loss per share:
Basic	$(0.41)	$(0.36)	$(0.05)	NM
Diluted	$(0.41)	$(0.36)	$(0.05)	NM
Weighted-average shares outstanding:
Basic	425,323,391	394,577,711	30,745,680	NM
Diluted	425,323,391	394,577,711	30,745,680	NM
Revenues
Revenues were $18.1 million during the three months ended June 30, 2022, consisting of $17.4 million in truck sales driven by sales of Tre BEV trucks and $0.8 million in service and other sales driven by deliveries of MCT units.
Cost of Revenues
Truck Sales
Cost of revenues related to truck sales were $46.8 million during the three months ended June 30, 2022. Truck cost of revenues includes direct materials, freight and duties for transportation of purchased parts, manufacturing labor and overhead including Coolidge plant facility costs and depreciation, inventory write-downs for net realizable value and obsolescence, and reserves for estimated warranty expenses. Given our inventory is stated at net realizable value, which is currently lower than the actual cost, any overhead including freight is expensed in the period incurred as opposed to being capitalized into inventory.

With the start of production late in first quarter of 2022, we have experienced high fixed costs due to low volumes produced and have relied on expedited air freight to meet production deadlines. These costs are expected to decrease as we increase volumes and mature our supply chain logistics.
Service and other
Cost of revenues related to service and other revenue were $0.6 million during the three months ended June 30, 2022, driven by direct materials, outsourced services, and fulfillment costs related to the MCTs delivered in the second quarter of 2022.
Research and Development
Research and development expenses decreased by $4.6 million, or 6.8%, from $67.7 million during the three months ended June 30, 2021 to $63.1 million during the three months ended June 30, 2022. The decrease was primarily due to a decrease in outside development of $16.1 million, partially offset by an increase in personnel expenses of $7.0 million driven by growth in our in-house engineering headcount and an increase of $3.9 million in purchased materials for FCEV builds.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $9.2 million, or 13.0%, from $70.7 million during the three months ended June 30, 2021 to $79.9 million during the three months ended June 30, 2022. The increase was driven by an increase in personnel expense of $3.3 million and stock based compensation of $3.2 million due to an increase in headcount, and an increase in legal expenses of $3.0 million. These increases were partially offset by a decrease of $2.6 million related to the non-cash commitment share issuance costs related to the equity line of credit with Tumim Stone Capital LLC during the second quarter of 2021.
Interest Expense, net
Interest expense, net increased by $2.7 million from $0.1 million during the three months ended June 30, 2021 to $2.8 million during the three months ended June 30, 2022. Interest expense increased due to interest on our Convertible Notes, Promissory Note, Collateralized Promissory Note and financing obligation.
Revaluation of Warrant Liability
The revaluation of warrant liability increased $5.9 million, from a $2.5 million loss during the three months ended June 30, 2021 to a $3.3 million gain during the three months ended June 30, 2022, resulting from changes in fair value of our warrant liability.
Other Income (Expense), net
Other income, net increased by $1.1 million from $1.1 million net expense during the three months ended June 30, 2021 to $0.03 million net expense during the three months ended June 30, 2022. The increase is primarily related to government grant income and gains from foreign currency translation. These increases were partially offset by a loss on revaluation of derivatives and write off of unamortized debt issuance costs on the Promissory Note.
Income Tax Expense
Income tax expense was immaterial for the three months ended June 30, 2022 and 2021. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased by $0.1 million, from $1.1 million for the three months ended June 30, 2021 to $1.3 million for the three months ended June 30, 2022. The increase was driven by additional losses in the current period related to Nikola Iveco Europe GmbH and WVR.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021
The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended June 30,		$	%
	2021	2020	Change	Change
	(dollar amounts in thousands)
Revenues:
Truck sales	$17,383	$—	$17,383	NM
Service and other	2,638	—	2,638	NM
Total revenues	20,021	—	20,021	NM
Cost of revenues:
Truck sales	46,781	—	46,781	NM
Service and other	2,066	—	2,066	NM
Total cost of revenues	48,847	—	48,847	NM
Gross loss	(28,826)	—	(28,826)	NM
Operating expenses:
Research and development	137,663	122,889	14,774	12.0%
Selling, general, and administrative	157,051	136,099	20,952	15.4%
Total operating expenses	294,714	258,988	35,726	13.8%
Loss from operations	(323,540)	(258,988)	(64,552)	24.9%
Other income (expense):
Interest expense, net	(3,019)	(101)	(2,918)	NM
Revaluation of warrant liability	2,907	(1,560)	4,467	(286.3)%
Other income (expense), net	1,806	(883)	2,689	NM
Loss before income taxes and equity in net loss of affiliate	(321,846)	(261,532)	(60,314)	23.1%
Income tax expense	2	3	(1)	NM
Loss before equity in net loss of affiliate	(321,848)	(261,535)	(60,313)	23.1%
Equity in net loss of affiliate	(4,090)	(1,920)	(2,170)	113.0%
Net loss	$(325,938)	$(263,455)	$(62,483)	23.7%

Net loss per share attributable to common stockholders:
Basic	$(0.78)	$(0.67)	$(0.11)	NM
Diluted	$(0.78)	$(0.67)	$(0.11)	NM
Weighted-average shares outstanding:
Basic	420,266,181	393,390,377	26,875,804	NM
Diluted	420,266,181	393,390,377	26,875,804	NM
Revenues
Revenues were $20.0 million during the six months ended June 30, 2022, consisting of $17.4 million in truck sales driven by sales of Tre BEV trucks and $2.6 million in service and other sales driven by deliveries of MCT units.
Cost of Revenues
Truck sales
Cost of revenues related to truck sales were $46.8 million during the six months ended June 30, 2022. Truck cost of revenues includes direct materials, freight and duties for transportation of purchased parts, manufacturing labor and overhead including Coolidge plant facility costs and depreciation, inventory write-downs for net realizable value and obsolescence, and reserves for estimated warranty expenses. Given our inventory is stated at net realizable value, which is currently lower than the actual cost, any overhead including freight is expensed in the period incurred as opposed to being capitalized into inventory.

With the start of production late in first quarter of 2022, we have experienced high fixed costs due to low volumes produced and have relied on expedited air freight to meet production deadlines. These costs are expected to decrease as we increase volumes and mature our supply chain logistics.
Service and other
Cost of revenues related to service and other revenue were $2.1 million during the six months ended June 30, 2022, driven by direct materials, outsourced services, and fulfillment costs related to the MCTs deliveries.
Research and Development
Research and development expenses increased by $14.8 million, or 12.0%, from $122.9 million during the six months ended June 30, 2021 to $137.7 million during the six months ended June 30, 2022. This increase was primarily due to increased personnel costs of $17.9 million driven by growth in our in-house engineering headcount. We also incurred $13.9 million in higher spend on prototype parts and components and associated freight and duties, related to Tre BEV and FCEV prototype builds. Additional increases were driven by travel, professional services and tooling, as well as higher depreciation and occupancy costs. These increases were partially offset by a decrease of $19.8 million in outside development and a decrease of $3.2 million in stock based compensation.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $21.0 million, or 15.4%, from $136.1 million during the six months ended June 30, 2021 to $157.1 million during the six months ended June 30, 2022. The increase was primarily related to higher personnel costs of $8.4 million and stock based compensation expense of $8.0 million driven by growth in headcount. Additionally, there was an increase in general corporate expenses related to professional services, marketing, legal expenses, travel, business insurance and freight, partially offset by the non-cash commitment share issuance costs related to the equity line of credit with Tumim Stone Capital LLC during the second quarter of 2021.
Interest Income (Expense), net
Interest expense, net increased by $2.9 million from $0.1 million during the three months ended June 30, 2021 to $3.0 million during the three months ended June 30, 2022. Interest expense increased due to interest on our Convertible Notes, Promissory Note, Collateralized Promissory Note and financing obligation.
Revaluation of Warrant Liability
The revaluation of warrant liability increased $4.5 million, from a $1.6 million loss during the six months ended June 30, 2021 to a $2.9 million gain during the six months ended June 30, 2022 resulting from changes in fair value of our warrant liability.
Other Income (Expense), net
Other income, net increased by $2.7 million from $0.9 million net expense during the three months ended June 30, 2021 to $1.8 million net income during the three months ended June 30, 2022. The increase is primarily related to government grant income and gains from foreign currency translation. These increases were partially offset by a loss on revaluation of derivatives and write off of unamortized debt issuance costs on the Promissory Note.
Income Tax Expense
Income tax expense was immaterial for the six months ended June 30, 2022 and 2021. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased by $2.2 million, from $1.9 million for the three months ended June 30, 2021 to $4.1 million for the three months ended June 30, 2022. The increase was driven by additional losses in the current period related to Nikola Iveco Europe GmbH and WVR.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(172,997)	$(143,231)	$(325,938)	$(263,455)
Interest expense, net	2,808	92	3,019	101
Income tax expense	2	2	2	3
Depreciation and amortization	6,565	1,905	9,676	3,710
EBITDA	(163,622)	(141,232)	(313,241)	(259,641)
Stock-based compensation	54,841	52,670	108,369	102,936
Revaluation of financial instruments	196	2,511	192	1,560
Equity in net loss of affiliates	1,270	1,126	4,090	1,920
Regulatory and legal matters (1)	12,970	11,019	27,092	25,885
Adjusted EBITDA	$(94,345)	$(73,906)	$(173,498)	$(127,340)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Net loss	$(172,997)	$(143,231)	$(325,938)	$(263,455)
Stock-based compensation	54,841	52,670	108,369	102,936
Revaluation of financial instruments	196	2,511	192	1,560
Regulatory and legal matters(1)	12,970	11,019	27,092	25,885
Non-GAAP net loss	$(104,990)	$(77,031)	$(190,285)	$(133,074)
Non-GAAP net loss per share:
Basic	$(0.25)	$(0.20)	$(0.45)	$(0.34)
Diluted	$(0.25)	$(0.20)	$(0.45)	$(0.34)
Weighted average shares outstanding:
Basic	425,323,391	394,577,711	420,266,181	393,390,377
Diluted	425,323,391	394,577,711	420,266,181	393,390,377
(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller article from September 2020, and investigations and litigation related thereto.
Liquidity and Capital Resources
Since inception, we financed our operations primarily from the sales of redeemable convertible preferred stock and common stock, the Business Combination, a private placement with investors (the "PIPE"), proceeds from the Tumim Purchase Agreements, and redemption of warrants, and debt. As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $441.8 million. During the second quarter of 2022, we completed a private placement of $200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior PIK toggle notes (the "Convertible Notes"), which will mature on May 31, 2026. Net proceeds from the issuance were $183.2 million.
During 2021, we entered into a common stock purchase agreement with Tumim (the "First Tumim Purchase Agreement") allowing us to issue shares of our common stock to Tumim for proceeds of up to $300.0 million. During the three and six months ended June 30, 2022, we sold 13,604,600 and 17,248,244 shares of common stock, respectively, for proceeds of $96.3 million and $123.7 million, respectively, under the terms of the First Tumim Purchase Agreement. As of June 30, 2022 we have issued in aggregate 31,461,742 shares of common stock to Tumim under the terms of the First Tumim Purchase Agreement for gross proceeds of $287.5 million, excluding the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the First Tumim Purchase Agreement. As of June 30, 2022, there were 3,420,990 registered shares remaining and a remaining commitment available under the First Tumim Purchase Agreement of $12.5 million.
Additionally, during 2021, we entered into a second common stock purchase agreement with Tumim (the "Second Tumim Purchase Agreement" and, together with the First Tumim Purchase Agreement, the "Tumim Purchase Agreements") allowing us to issue shares of our common stock to Tumim for proceeds of up to an additional $300.0 million, provided that certain conditions have been met. These conditions include effectiveness of a registration statement covering the resale of shares of common stock that have been and may be issued under the Second Tumim Purchase Agreement and termination of the First Tumim Purchase Agreement. As of June 30, 2022, we have not sold any shares of common stock to Tumim under the terms of the Second Tumim Purchase Agreement with 28,790,787 registered shares remaining and a remaining commitment of $300.0 million available.
Short-Term Liquidity Requirements
As of June 30, 2022, our current assets were $545.4 million consisting primarily of cash and cash equivalents of $441.8 million, and our current liabilities were $253.6 million primarily comprised of accrued expenses and accounts payables.
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
•revenue received from sales of our BEV trucks;

•the costs of expanding and maintaining our manufacturing facility and equipment;
•our warranty claims experience should actual warranty claims differ significantly from estimates;
•the scope, progress, results, costs, timing and outcomes of our research and development for our FCEV trucks;
•the timing and the costs involved in bringing our vehicles to market;
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
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the SEC. For the three and six months ended June 30, 2022, there have been no other material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table provides a summary of cash flow data:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(273,811)	$(125,974)
Net cash used in investing activities	(90,343)	(89,587)
Net cash provided by (used in) financing activities	371,137	(1,023)
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $273.8 million for the six months ended June 30, 2022. The most significant component of our cash used during this period was net loss of $325.9 million, which included non-cash expenses of $108.4 million related to stock-based compensation, $9.7 million in depreciation and amortization, inventory write downs of $10.9 million, other non-cash charges of $7.0 million and net cash outflows of $83.8 million from changes in operating assets and liabilities primarily driven by an increase in inventory and prepaid expenses and other current assets.
Net cash used in operating activities was $126.0 million for the six months ended June 30, 2021. The most significant component of our cash used during this period was a net loss of $263.5 million, which included non-cash charges of $102.9 million related to stock-based compensation, $27.7 million expense for in-kind services, other non-cash charges of $10.8 million and net cash outflows of $4.0 million from changes in operating assets and liabilities primarily driven by increases in long-term deposits and prepaid expenses and other current assets, partially offset by an increase in accounts payable and accrued expenses.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue to increase substantially as we expand and tool our manufacturing facility in Coolidge, Arizona, finance operations of our joint venture in Ulm, Germany, and develop the network of hydrogen fueling stations. As of June 30, 2022, we anticipate our capital expenditures for the remainder of fiscal year 2022 to be between $229 million to $239 million, of which a significant portion is related to the expansion of our truck manufacturing facility and purchases of related equipment in Coolidge, Arizona.
Net cash used in investing activities was $90.3 million for the six months ended June 30, 2022, which was primarily due to $67.3 million in purchases of and deposits for capital equipment, costs of expansion for our Coolidge manufacturing facility and supplier tooling, $23.0 million in cash contributions to our investments in affiliates.
Net cash used in investing activities was $89.6 million for the six months ended June 30, 2021, which was primarily due to $64.8 million in costs of expansion for our Coolidge manufacturing facility and purchases of and deposits for capital equipment and supplier tooling, and our $25.0 million cash investment in WVR.
Cash Flows from Financing Activities
Net cash provided by financing activities was $371.1 million for the six months ended June 30, 2022, which was due to proceeds from the issuance of the Convertible Notes, net of debt issuance costs of $183.5 million, proceeds from the Tumim Purchase Agreements of approximately $123.7 million, proceeds from the issuance of the Collateralized Note of $50.0 million, proceeds from the sale leaseback of our headquarters for $38.6 million, proceeds from the exercises of stock options of $0.6 million, offset by the repayment of our promissory note for $25.0 million and other finance charges of $0.2 million.
Net cash used by financing activities was $1.0 million for the six months ended June 30, 2021, which was primarily due to $4.1 million term note repayment, partially offset by the exercise of stock options of $3.8 million.

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
There have been no substantial changes to these estimates, or the policies related to them during the three and six months ended June 30, 2022. For a full discussion of these estimates and policies, see "Critical Accounting Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $441.8 million and $497.2 million, respectively. As of December 31, 2021, the cash and cash equivalents balance consisted of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of June 30, 2022, none of our cash and cash equivalents balance was invested in interest-bearing money market accounts.
Foreign Currency Risk
For the three months ended June 30, 2022 and 2021, we recorded a gain of $3.0 million and a loss of $0.2 million, respectively, for foreign currency translation. For the six months ended June 30, 2022 and 2021, we recorded a gain of $3.9 million and a loss of $0.1 million, respectively, for foreign currency translation.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We incurred net losses of $690.4 million and $325.9 million for the year ended December 31, 2021 and for the six months ended June 30, 2022, respectively, and have an accumulated deficit of approximately $1.6 billion from the inception of Nikola Corporation, a Delaware corporation, or Legacy Nikola, prior to the merger with VectoIQ, through June 30, 2022. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our trucks, which is not expected to begin until the second quarter of 2022 for our BEV truck and the second half of 2023 for our Tre FCEV truck and may occur later. Even if we are able to successfully develop and sell or lease our trucks, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.
We expect the rate at which we will incur losses to be significantly high in future periods as we:
•design, develop and manufacture our trucks;
•construct and equip our manufacturing plant to produce our trucks in Arizona;
•modify and equip the Iveco manufacturing plant in Germany to produce our trucks in Europe;
•build up inventories of materials and components for our trucks;
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
By order dated December 21, 2021, we and the SEC reached a settlement arising out of the SEC’s investigation of the Company. Under the terms of the settlement, without admitting or denying the SEC’s findings, we agreed to cease and desist from future violations of the Exchange Act, and Rules 10b-5 and 13a-15(a) thereunder and Section 17(a) of the Securities Act; to certain voluntary undertakings; and to pay a $125 million civil penalty, to be paid in five installments over two years. The first $25 million installment was paid at the end of 2021 and the remaining installments are to be paid semiannually through 2023. In July 2022, we and the SEC agreed to an alternative payment plan with the first two payments of $5 million to be paid in July 2022 and December 2022. The July 2022 payment has been made. The remainder of the payment plan is subject to determination.
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
We have and may continue to experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including battery cells and packs, semiconductors, and integrated circuits which primarily impact our infotainment system and controllers. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. Currently, we are experiencing supply chain shortages, including with respect to battery cells, integrated circuits, vehicle control chips, and displays. The war in Ukraine and recent COVID-19 outbreak and lockdowns in China are creating additional bottlenecks and cost pressures. This has resulted in delays and may continue to cause delays in the availability of saleable Nikola Tre BEV trucks.
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
Any disruption in the supply of battery cells, semiconductors, or integrated circuits could temporarily disrupt production of our Tre BEV truck until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum, inflation and other economic conditions have and may continue to cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices.
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
Further, we sell our trucks to dealers in our network and rely on the dealers to sell them to end users. As we recently began sales of our Tre BEV, we may experience delays in receiving additional purchase orders from dealers. The end users of the Tre BEV will need to continuously assess their charging capacity and may need to build additional infrastructure prior to ordering or receiving trucks from the dealers. Dealers have and may continue to experience delays in proceeds from proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP") and may experience delays receiving proceeds from the New York Truck Voucher Incentive Program ("NYTVIP"), which many of our dealers are leveraging for the first time. To qualify for the HVIP and NYTVIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user.
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
In 2019, we partnered with Iveco, a subsidiary of CNHI, to manufacture the BEV truck at the Iveco manufacturing plant in Ulm, Germany through a joint venture with CNHI, which commenced operations in the fourth quarter of 2020. We currently expect that approximately 40 million Euros will be invested in total by Iveco and Nikola into the manufacturing plant to prepare it for assembly, of which 27.4 million euros was funded through June 30, 2022 by us. During the third quarter of 2021, the joint venture executed a term loan facility agreement for 15 million Euros with a 5-year term and a revolving credit facility agreement for 6 million Euros with a 4-year term. Each agreement was guaranteed 50% by us and Iveco.

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
While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles are or will be purchased by us from a single source, especially with respect to hydrogen fuel cells and batteries. We refer to these component suppliers as our single source suppliers. For example, we entered into an agreement with Robert Bosch LLC (“Bosch”), whereby we committed to purchase certain component requirements for fuel cell power modules from Bosch beginning on June 1, 2023 until December 31, 2030. In addition, we currently rely on Romeo Power, Inc. as our sole supplier of battery packs, and have experienced delays obtaining packs in the numbers we require. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us.
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
We anticipate the range of our Nikola Tre BEV, Nikola Tre FCEV and Nikola Two FCEV vehicles to be up to 350, 500 and 900 miles per day, respectively, before needing to recharge or refuel, depending on the type of vehicle. Actual range varies with conditions such as external environment, average speed, number of stops, grade of routes, gross combined weight, trailer type, and driver behavior. Range specifications are subject to change. The vehicles' range will decline over time as the battery deteriorates. Other factors such as usage, time and stress patterns may also impact the battery’s ability to hold a charge, which would decrease our trucks’ range before needing to recharge or refuel. Such battery deterioration and the related decrease in range may negatively influence potential customer decisions.
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
These incentives include tax credits, rebates and other incentives for alternative energy production, alternative fuel and electric vehicles, including greenhouse gas ("GHG") emissions credits under the U.S. Environmental Protection Agency’s GHG Rule, the California Air Resources Board, and the New York State Energy Research and Development Authority. While these benefits have been available in the past, there is no guarantee these programs will be available in the future. If these tax incentives and other benefits are not available or are reduced or otherwise limited in the future, our financial position could be harmed.
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
As of June 30, 2022, Mark A. Russell, our President, Chief Executive Officer and director, beneficially owns, directly or indirectly, approximately 11.3%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 17.8% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation ("Certificate of Incorporation"), and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
As of June 30, 2022, Trevor R. Milton, our founder and former executive chairman, beneficially owned, directly or indirectly, approximately 11.4% of our outstanding common stock. In connection with his departure in September 2020, for a period of three years from September 20, 2020, Mr. Milton has agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock in the aggregate, together with shares held by his affiliates and associates, (ii) propose or effect any extraordinary transaction with respect to us, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of our board of directors, or (v) submit any stockholder proposal. In addition, for a period of three years from September 20, 2020, Mr. Milton has agreed to vote his shares of our common stock (x) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (y) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting. These standstill and voting restrictions could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of our executive officers and directors and their affiliates.
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
Risks Related to Our Convertible Senior Notes
Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
In June 2020, we issued $200.0 million aggregate principal amount of our 8.00% / 11.00% convertible senior PIK toggle notes due 2026 in a private placement.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the convertible notes or any future indebtedness we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. While, in lieu of paying cash interest on the convertible notes, we may elect to pay interest in kind, that election will increase the aggregate principal amount of the convertible notes. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may incur a substantial amount of debt or take other actions which would intensify the risks discussed above, and significant indebtedness may prevent us from taking actions that we would otherwise consider to be in our best interests.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The indenture governing our convertible notes allows us to incur secured debt of up to $500.0 million.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry
•place us at a disadvantage compared to our competitors who have less debt; and
•limit our ability to borrow additional amounts for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.
Any of these factors could materially and adversely affect our business, financial condition and results of operations.
We may not have the ability to raise the funds necessary to settle conversions of our convertible notes in cash or to repurchase the notes upon a fundamental change or change in control transaction, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of the notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change or a change if control transaction at a repurchase price equal to 100% of the capitalized principal amount of the notes to be repurchased, in the case of a fundamental change, or 130% of the capitalized principal amount of the notes to be repurchased, in the case of a change in control transaction, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
The conditional conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
•sales of substantial amounts of our common stock, including sales by our directors, executive officers or significant stockholders or the perception that such sales could occur;
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
The closing price of our common stock on Nasdaq ranged from $4.72 to $79.73 following the closing of the Business Combination on June 3, 2020 through August 1, 2022. In September 2020, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including the COVID-19 pandemic and the war in Ukraine, may seriously affect the market price of our common stock, regardless of our actual operating performance.
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

3.2		Amended and Restated Bylaws (as amended as of May 31, 2022) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2022).
4.1
Indenture (including form of Note), dated June 1, 2022, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2022).

10.1
Investment Agreement, dated April 30, 2022, by and among Nikola Corporation, Nikola Subsidiary Corporation and Antara Capital LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2022).

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
Date: August 4, 2022