Form 10-Q
period 2022-09-30
Nikola Corp
filed 2022-11-03
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 478,851,041 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$315,731	$497,241
Restricted cash and cash equivalents	600	—
Accounts receivable, net	37,662	—
Inventory	81,069	11,597
Prepaid expenses and other current assets	51,858	15,891
Total current assets	486,920	524,729
Restricted cash and cash equivalents	87,459	25,000
Long-term deposits	37,161	27,620
Property, plant and equipment, net	365,049	244,377
Intangible assets, net	93,609	97,181
Investment in affiliates	76,505	61,778
Goodwill	5,238	5,238
Other assets	7,484	3,896
Total assets	$1,159,425	$989,819
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$92,511	$86,982
Accrued expenses and other current liabilities	170,707	93,487
Debt and finance lease liabilities, current	14,357	140
Total current liabilities	277,575	180,609
Long-term debt and finance lease liabilities, net of current portion	283,258	25,047
Operating lease liabilities	5,410	2,263
Warrant liability	791	4,284
Other long-term liabilities	28,349	84,033
Deferred tax liabilities, net	13	11
Total liabilities	595,396	296,247
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 800,000,000 and 600,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively, 455,205,699 and 413,340,550 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	46	41
Additional paid-in capital	2,379,191	1,944,341
Accumulated deficit	(1,812,784)	(1,250,612)
Accumulated other comprehensive loss	(2,424)	(198)
Total stockholders' equity	564,029	693,572
Total liabilities and stockholders' equity	$1,159,425	$989,819

See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Truck sales	$23,853	$—	$41,236	$—
Service and other	388	—	3,026	—
Total revenues	24,241	—	44,262	—
Cost of revenues:
Truck sales	54,080	—	100,861	—
Service and other	330	—	2,396	—
Total cost of revenues	54,410	—	103,257	—
Gross loss	(30,169)	—	(58,995)	—
Operating expenses:
Research and development	66,683	78,896	204,346	201,785
Selling, general, and administrative	132,865	192,929	289,916	329,028
Total operating expenses	199,548	271,825	494,262	530,813
Loss from operations	(229,717)	(271,825)	(553,257)	(530,813)
Other income (expense):
Interest expense, net	(7,735)	(118)	(10,754)	(219)
Revaluation of warrant liability	586	4,467	3,493	2,907
Other income, net	2,617	1,057	4,423	174
Loss before income taxes and equity in net loss of affiliates	(234,249)	(266,419)	(556,095)	(527,951)
Income tax expense	1	1	3	4
Loss before equity in net loss of affiliates	(234,250)	(266,420)	(556,098)	(527,955)
Equity in net loss of affiliates	(1,984)	(1,147)	(6,074)	(3,067)
Net loss	$(236,234)	$(267,567)	$(562,172)	$(531,022)

Net loss per share:
Basic	$(0.54)	$(0.67)	$(1.32)	$(1.34)
Diluted	$(0.54)	$(0.68)	$(1.32)	$(1.35)
Weighted-average shares outstanding:
Basic	438,416,393	400,219,585	426,382,736	395,691,795
Diluted	438,416,393	400,230,669	426,382,736	395,860,876
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(236,234)	$(267,567)	$(562,172)	$(531,022)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(1,237)	(123)	(2,226)	(358)
Comprehensive loss	$(237,471)	$(267,690)	$(564,398)	$(531,380)
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2022	433,475,084	$43	$2,176,945	$(1,576,550)	$(1,187)	$599,251
Exercise of stock options	1,296,206	1	1,404	—	—	1,405
Issuance of shares for RSU awards	1,425,182	—	—	—	—	—
Common stock issued under Equity Distribution Agreement, net	19,009,227	2	97,997	—	—	97,999
Stock-based compensation	—	—	102,845	—	—	102,845
Net loss	—	—	—	(236,234)	—	(236,234)
Other comprehensive loss	—	—	—	—	(1,237)	(1,237)
Balance as of September 30, 2022	455,205,699	$46	$2,379,191	$(1,812,784)	$(2,424)	$564,029

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	413,340,550	$41	$1,944,341	$(1,250,612)	$(198)	$693,572
Exercise of stock options	1,581,791	1	1,969	—	—	1,970
Issuance of shares for RSU awards	4,025,887	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	17,248,244	2	123,670	—	—	123,672
Common stock issued under Equity Distribution Agreement, net	19,009,227	2	97,997	—	—	97,999
Stock-based compensation	—	—	211,214	—	—	211,214
Net loss	—	—	—	(562,172)	—	(562,172)
Other comprehensive loss	—	—	—	—	(2,226)	(2,226)
Balance as of September 30, 2022	455,205,699	$46	$2,379,191	$(1,812,784)	$(2,424)	$564,029

See accompanying notes to the consolidated financial statements.

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2021	397,077,561	$40	$1,668,362	$(823,629)	$4	$844,777
Exercise of stock options	252,442	—	355	—	—	355
Issuance of shares for RSU awards	453,459	—	—	—	—	—
Common stock issued for commitment shares	252,040	—	2,939	—	—	2,939
Reclassification from mezzanine equity to equity after elimination of put right	—	—	5,532	—	—	5,532
Common stock issued under Tumim Purchase Agreements	6,270,740	—	72,866	—	—	72,866
Stock-based compensation	—	—	49,047	—	—	49,047
Net loss	—	—	—	(267,567)	—	(267,567)
Other comprehensive loss	—	—	—	—	(123)	(123)
Balance as of September 30, 2021	404,306,242	$40	$1,799,101	$(1,091,196)	$(119)	$707,826

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	391,041,347	$39	$1,540,037	$(560,174)	$239	$980,141
Exercise of stock options	3,182,359	1	3,980	—	—	3,981
Issuance of shares for RSU awards	1,721,686	—	—	—	—	—
Common stock issued for commitment shares	407,743	—	5,564	—	—	5,564
Common stock issued for investment in affiliates, net of common stock with embedded put right	1,682,367	—	19,139	—	—	19,139
Reclassification from mezzanine equity to equity after elimination of put right	—	—	5,532	—	—	5,532
Common stock issued under Tumim Purchase Agreements	6,270,740	—	72,866	—	—	72,866
Stock-based compensation	—	—	151,983	—	—	151,983
Net loss	—	—	—	(531,022)	—	(531,022)
Other comprehensive loss	—	—	—	—	(358)	(358)
Balance as of September 30, 2021	404,306,242	$40	$1,799,101	$(1,091,196)	$(119)	$707,826
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(562,172)	$(531,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,472	5,959
Stock-based compensation	211,214	151,983
Non-cash in-kind services	—	40,230
Equity in net loss of affiliates	6,074	3,067
Revaluation of financial instruments	(94)	(3,226)
Issuance of common stock for commitment shares	—	5,564
Inventory write-downs	16,617	—
Non-cash interest expense	8,890	—
Other non-cash activity	476	1,010
Changes in operating assets and liabilities:
Accounts receivable, net	(37,662)	—
Inventory	(97,952)	(3,644)
Prepaid expenses and other current assets	(10,371)	(7,090)
Accounts payable, accrued expenses and other current liabilities	25,128	147,160
Long-term deposits	(8,356)	(4,705)
Other assets	(912)	—
Operating lease liabilities	(416)	—
Other long-term liabilities	1,605	(655)
Net cash used in operating activities	(431,459)	(195,369)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(118,436)	(113,680)
Investments in affiliates	(23,027)	(25,000)
Issuance of senior secured note receivable and prepaid acquisition-related consideration	(21,910)	—
Settlement of Second Price Differential	(6,588)	—
Proceeds from sale of equipment	18	200
Net cash used in investing activities	(169,943)	(138,480)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,645	4,194
Proceeds from issuance of shares under the Tumim Purchase Agreements	123,672	72,866
Proceeds from issuance of Convertible Notes, net of discount and issuance costs	183,504	—
Proceeds from issuance of common stock under Equity Distribution Agreement, net of commissions paid	100,512	—
Proceeds from issuance of Collateralized Promissory Notes	54,000	—
Proceeds from issuance of financing obligation, net of issuance costs	44,007	—
Proceeds from insurance premium financing	6,637	—
Repayment of debt and notes	(28,125)	(4,100)
Payments on insurance premium financing	(2,635)	—
Payments on finance lease liabilities and financing obligation	(266)	(759)
Payments for issuance costs	—	(644)
Net cash provided by financing activities	482,951	71,557
Net decrease in cash and cash equivalents, including restricted cash	(118,451)	(262,292)
Cash and cash equivalents, including restricted cash, beginning of period	522,241	849,278
Cash and cash equivalents, including restricted cash, end of period	$403,790	$586,986
See accompanying notes to the consolidated financial statements.

Supplementary cash flow disclosures:
Cash paid for interest	$2,643	$573
Cash interest received	$257	$456
Supplementary disclosures for noncash investing and financing activities:
Purchases of property, plant and equipment included in liabilities	$28,912	$21,001
Accrued paid in kind interest	$7,284	$—
Accrued commissions under Equity Distribution Agreement	$2,513	$—
Embedded derivative asset bifurcated from Convertible Notes	$1,500	$—
Stock option proceeds receivable	$325	$—
Accrued debt issuance costs	$311	$—
Accrued deferred issuance costs	$—	$439
Leased assets obtained in exchange for new finance lease liabilities	$698	$11,125
Common stock issued for commitment shares	$—	$5,564
Common stock issued for investments in affiliates, including common stock with embedded put right	$—	$32,376
Acquired intangible assets included in liabilities	$—	$47,181
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $315.7 million and $497.2 million of cash and cash equivalents, which included cash equivalents of zero and $463.9 million of highly liquid investments as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the Company had $88.1 million and $25.0 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and consists of securitization of the Company's letters of credit, leases, and debt. See Note 5, Debt and Finance Lease Liabilities, for additional details.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of
	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents	$315,731	$497,241	$586,986
Restricted cash and cash equivalents – current	600	—	—
Restricted cash and cash equivalents – non-current	87,459	25,000	—
Cash, cash equivalents and restricted cash and cash equivalents	$403,790	$522,241	$586,986
(b)Accounts Receivable, net
Accounts receivable, net, are reported at the invoiced amount, less an allowance for potential uncollectible amounts. The Company had no allowance for uncollectible amounts as of September 30, 2022 and December 31, 2021.
(c)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$500	$500
Senior secured note receivable	—	—	10,081	10,081

Liabilities
Warrant liability	$—	$—	$791	$791

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$463,867	$—	$—	$463,867

Liabilities
Warrant liability	$—	$—	$4,284	$4,284
Derivative liability	—	—	4,189	4,189

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

Warrant Liability
Estimated fair value at December 31, 2021	$4,284
Change in estimated fair value	(3,493)
Estimated fair value at September 30, 2022	$791
The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	September 30, 2022	December 31, 2021
Stock price	$3.52	$9.87
Exercise price	$11.50	$11.50
Remaining term (in years)	2.68	3.42
Volatility	90%	90%
Risk-free rate	4.24%	1.03%
Expected dividend yield	—%	—%
Put Right and Price Differential derivative liabilities
On June 22, 2021 (the "WVR Closing Date"), the Company entered into a Membership Interests Purchase Agreement (the “Original MIPA”) with Wabash Valley Resources LLC (“WVR”) and the sellers party thereto (collectively, the “Sellers”), pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for cash and shares of the Company’s common stock (see Note 4, Investments). Under the Original MIPA, each Seller had a right but not the obligation, in its sole discretion, to cause the Company to purchase a portion of such Seller’s Shares outside the specified blackout windows, at $14.86 per share of common stock (the "Put Right") with a maximum share repurchase of $10.0 million in aggregate. On the WVR Closing Date, the maximum potential cash settlement from the shares of common stock subject to the Put Right and the fair value of the embedded Put Right was recorded in temporary equity. The fair value of the Put Right was $3.2 million as of the WVR Closing Date.
On September 13, 2021, the Company entered into an Amended Membership Interest Purchase Agreement (the "Amended MIPA") with WVR and the Sellers, pursuant to which the Put Right was removed in its entirety and replaced with the first price differential and second price differential (together the "Price Differential"). As a result of the Amended MIPA, the shares of common stock with the embedded Put Right were deemed modified and $13.2 million was reclassified from temporary equity to equity on the consolidated balance sheets. The Price Differential was a freestanding financial instrument and accounted for as a derivative liability. The fair value of the Price Differential upon modification was $7.7 million and recognized as a derivative liability, resulting in a net impact of $5.5 million to equity during the third quarter of 2021.
Pursuant to the terms of the Amended MIPA, the first price differential was settled in the fourth quarter of 2021 for $3.4 million and the second price differential was settled in the third quarter of 2022 for $6.6 million, eliminating the Company's derivative liability balance as of September 30, 2022.
The derivative liability was remeasured at each reporting period with changes in its fair value recorded in other income, net on the consolidated statements of operations. The change in fair value of the derivative liability was as follows:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative Liability
Estimated fair value at December 31, 2021	$4,189
Change in estimated fair value	2,399
Settlement of second price differential	(6,588)
Fair value at September 30, 2022	$—
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
Put Premium derivative asset
In June 2022, the Company completed a private placement of $200 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior paid in kind ("PIK") toggle notes (the “Convertible Notes”). In conjunction with the issuance of the Convertible Notes, the Company entered into a premium letter agreement (the "Put Premium") with the purchasers (the "Note Purchasers") of the Convertible Notes which requires the Note Purchasers to pay $9.0 million to the Company if during the period through the date that is thirty months after the closing date of the private placement of Convertible Notes, the last reported sale price of the Company's common stock has been at least $20.00 for at least 20 trading days during any consecutive 40 trading day periods.
The Put Premium is an embedded derivative asset and meets the criteria to be separated from the host contract and carried at fair value. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized in other income, net on the consolidated statements of operations. The fair value of the derivative asset is included in other assets on the consolidated balance sheets. The change in fair value of the derivative asset was as follows:

Derivative asset
Estimated fair value as of June 1, 2022	$1,500
Change in estimated fair value	(1,000)
Estimated fair value as of September 30, 2022	$500
The fair value of the derivative asset, a level 3 measurement, was estimated using a Monte Carlo simulation model. The application of the Monte Carlo simulation model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	September 30, 2022	June 1, 2022
Stock price	$3.52	$6.77
Threshold price	$20.00	$20.00
Remaining term (in years)	2.17	2.50
Volatility	100%	90%
Risk-free rate	4.18%	2.73%
Payer cost of debt	6.25%	4.30%

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Senior secured note receivable
The Company entered into an Agreement and Plan of Merger and Reorganization dated July 30, 2022 (the "Merger Agreement") with Romeo Power, Inc. ("Romeo") and J Purchaser Corp (“Purchaser”), a wholly-owned subsidiary of the Company. Concurrently with the execution of the Merger Agreement, Romeo and Romeo Systems, Inc., a Delaware corporation and a wholly-owned subsidiary of Romeo (“Romeo Systems”), entered into a Loan and Security Agreement (the “Loan Agreement”) with the Company as the lender. The Loan Agreement provides for a liquidity support senior secured debt facility (the “Facility”) in an aggregate principal amount of up to $30.0 million (subject to certain incremental increases of up to $20.0 million), which shall be available for drawing subject to certain terms and conditions set forth in the Loan Agreement. As of September 30, 2022, the Company issued $10.0 million to Romeo under the terms of the Loan Agreement. The Company elected to account for the senior secured note receivable pursuant to the fair value option under ASC 825. As of September 30, 2022, the fair value of the senior secured note receivable was $10.1 million, based on the recent transaction price.
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
(e)Warranties
Warranty costs are recognized upon transfer of control of trucks to dealers, and are estimated based on factors including the length of the warranty, product costs, supplier warranties, and product failure rates. Warranty reserves are reviewed and adjusted quarterly to ensure that accruals are adequate to meet expected future warranty obligations. Initial

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
warranty data is limited early in the launch of a new product and accordingly, future adjustments to the warranty accrual may be material.
The change in warranty liability for the three and nine months ended September 30, 2022 is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Accrued warranty - beginning of period	$2,203	$—
Warranty costs incurred	(200)	(200)
Net changes in liability for pre-existing warranties	(213)	—
Provision for new warranties	2,611	4,601
Accrued warranty - end of period	$4,401	$4,401
As of September 30, 2022, warranty accrual for $1.1 million is recorded in accrued expenses and other current liabilities and $3.3 million in other long-term liabilities on the consolidated balance sheets.
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
3.BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at September 30, 2022 and December 31, 2021, respectively:

	As of
	September 30, 2022	December 31, 2021
Raw materials	$63,398	$7,344
Work in process	5,547	4,253
Finished goods	10,935	—
Service parts	1,189	—
Total inventory	$81,069	$11,597
Inventory cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories are stated at the lower of cost or net realizable value. Inventories are written down for any excess or obsolescence and when net realizable value, which is based upon estimated selling prices, is in excess of carrying value. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration of or increase in that newly established cost basis.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2022 and December 31, 2021, respectively:

	As of
	September 30, 2022	December 31, 2021
Prepaid acquisition-related consideration	$11,910	$—
Prepaid expenses	11,750	5,116
Senior secured note receivable	10,081	—
Non-trade receivables	7,206	2,717
HQ Sale Agreement receivable	4,528	—
Deposits	4,204	5,615
Deferred implementation costs	2,179	2,443
Total prepaid expenses and other current assets	$51,858	$15,891
Prepaid acquisition-related consideration
As part of the Loan Agreement entered into with Romeo, the Company agreed to a short-term battery price increase which will be considered part of the merger consideration upon closing of the transaction.
Deferred implementation costs
Deferred implementation costs are amortized on a straight-line basis over the estimated useful life of the related software. During the second quarter of 2022, the Company re-assessed the estimated useful life of its existing enterprise resource planning system as a result of ongoing re-implementation, resulting in a shorter useful life and prospective change in amortization.
The Company recorded $1.2 million and $2.4 million of amortization expense on the consolidated statements of operations for the three and nine months ended September 30, 2022, respectively, related to deferred implementation costs. Amortization during the three and nine months ended September 30, 2021 was immaterial.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Construction-in-progress	$161,798	$103,515
Buildings	127,797	104,333
Machinery and equipment	51,178	36,551
Land	20,762	15
Demo vehicles	12,751	888
Software	8,449	7,562
Other	3,473	3,011
Leasehold improvements	2,953	2,883
Furniture and fixtures	1,492	1,480
Finance lease assets	1,338	646
Property, plant and equipment, gross	391,991	260,884
Less: accumulated depreciation and amortization	(26,942)	(16,507)
Total property, plant and equipment, net	$365,049	$244,377
Construction-in-progress on the Company's consolidated balance sheets as of September 30, 2022 relates primarily to the expansion of the Company's manufacturing plant in Coolidge, Arizona, development of hydrogen infrastructure, and build-out of the Company's headquarters and R&D facility in Phoenix, Arizona.
Depreciation expense for the three months ended September 30, 2022 and 2021 was $3.9 million and $2.2 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $10.5 million and $5.9 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Settlement liability	$70,000	$50,000
Accrued purchase of intangible asset	29,398	11,344
Other accrued expenses	20,318	8,699
Inventory received not yet invoiced	19,017	8,253
Accrued legal expenses	17,784	5,664
Accrued payroll and payroll related expenses	7,570	2,521
Accrued purchases of property, plant and equipment	6,620	2,817
Derivative liability	—	4,189
Total accrued expenses and other current liabilities	$170,707	$93,487

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. INVESTMENTS IN AFFILIATES
Investments in unconsolidated affiliates accounted for under the equity method consist of the following:

		As of
	Ownership	September 30, 2022	December 31, 2021
Nikola Iveco Europe GmbH	50%	$17,636	$4,083
Wabash Valley Resources LLC	20%	57,869	57,695
Nikola - TA HRS 1, LLC	50%	1,000	—
		$76,505	$61,778
Equity in net loss of affiliates on the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity in net loss of affiliates:
Nikola Iveco Europe GmbH	$(1,959)	$(1,359)	$(5,998)	$(3,279)
Wabash Valley Resources LLC	(25)	212	(76)	212
Total equity in net loss of affiliates	$(1,984)	$(1,147)	$(6,074)	$(3,067)
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
The agreements provide for a 50/50 ownership of the joint venture and a 50/50 allocation of the joint venture's production volumes and profits between the Company and Iveco. Nikola Iveco Europe GmbH is considered a variable interest entity ("VIE") due to insufficient equity to finance its activities without additional subordinated financial support. The Company is not considered the primary beneficiary as it does not have the power to direct the activities that most significantly impact the economic performance based on the terms of the agreements. Accordingly, the VIE is accounted for under the equity method..
During the first quarter of 2022, the Company made a contribution to Nikola Iveco Europe GmbH of €3.0 million (approximately $3.3 million). During the second quarter of 2022, the Company made an additional contribution of €17.0 million (approximately $18.4 million). As of September 30, 2022, the Company's maximum exposure to loss was $27.9 million, which represents the book value of the Company's equity interest and guaranteed debt obligations of $10.3 million.
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
The Company's interest in WVR is accounted for under the equity method and is included in investment in affiliates on the Company's consolidated balance sheets. Included in the initial carrying value was a basis difference of $55.5 million due to the difference between the cost of the investment and the Company's proportionate share of WVR's net assets. The basis difference is primarily comprised of property, plant and equipment and intangible assets.
As of September 30, 2022, the Company's maximum exposure to loss was $58.1 million, which represents the book value of the Company's equity interest and a loan to WVR during the second quarter of 2022 for $0.3 million.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Nikola - TA HRS 1, LLC
In March 2022, the Company and Travel Centers of America, Inc. ("TA") entered into a series of agreements which established a joint venture, Nikola - TA HRS 1, LLC. The operations expected to be performed by the joint venture consist of the development, operation and maintenance of a hydrogen fueling station. Operations have not commenced as of September 30, 2022.
The agreements provide for 50/50 ownership of the joint venture. Both parties are entitled to appoint an equal number of board members to the management committee of the joint venture. Pursuant to the terms of the agreements, the Company contributed $1.0 million to Nikola - TA HRS 1, LLC during the second quarter of 2022.
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
5. DEBT AND FINANCE LEASE LIABILITIES
Debt and finance lease liabilities as of September 30, 2022 and December 31, 2021, were as follows:

	As of
	September 30, 2022	December 31, 2021
Current:
Promissory notes	$10,000	$—
Insurance premium financing	4,002	—
Finance lease liabilities	355	140
Debt and finance lease liabilities, current	$14,357	$140

Non-current:
Convertible Notes	$193,205	$—
Financing obligation	48,558	—
Promissory notes	40,876	24,639
Finance lease liabilities	619	408
Long-term debt and finance lease liabilities, net of current portion	$283,258	$25,047
The fair value of debt obligations are estimated using level 2 fair value inputs, including stock price and risk-free rates. The following table presents the carrying value and estimated fair values:

	As of September 30, 2022
	Carrying Value	Fair Value
Convertible Notes	$193,205	$185,788
Collateralized Note	46,987	45,652
Second Collateralized Note	3,888	3,792
Convertible Notes
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior PIK toggle notes, which will mature on May 31, 2026. The Convertible Notes were issued pursuant to an indenture, dated as of June 1, 2022 (the "Indenture").

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Based on the applicable conversion rate, the Convertible Notes plus any accrued and unpaid interest are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The initial conversion rate is 114.3602 shares per $1,000 principal amount of the Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $8.74 per share.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The net carrying amounts of the debt component of the Convertible Notes were as follows:

As of
September 30, 2022
Principal amount	$200,000
Accrued PIK interest	7,284
Unamortized discount	(6,898)
Unamortized issuance costs	(7,181)
Net carrying amount	$193,205
As of September 30, 2022, the effective interest rate on the Convertible Notes was 12.99%. Amortization of the debt discount and issuance costs is reported as a component of interest expense and is computed using the straight-line method over the term of the Convertible Notes, which approximates the effective interest method. The following table presents the Company's interest expense related to convertible debt:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Contractual interest expense	$5,500	$7,284
Amortization of debt discount and issuance costs	922	1,228
Total interest expense	$6,422	$8,512
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
After the Sale Date and through September 30, 2022, the Company recognized an additional $10.3 million for financing obligations on the Company's consolidated balance sheets for construction completed after the Sale Date. As of September 30, 2022, the Company has recognized a HQ Sale Agreement receivable of $4.5 million for funds not yet received for construction completed in prepaid expenses and other current assets. Additionally, for the three and nine months ended September 30, 2022, the Company recognized $0.9 million and $1.4 million, respectively, of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
Promissory Notes
On May 10, 2022, and in connection with the execution of the sale and leaseback of the Company's headquarters, the Company repaid the $25.0 million promissory note that was executed in conjunction with the Company purchasing its headquarters in the fourth quarter of 2021 (the "Promissory Note").

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2022, the Company recognized $0.4 million of interest expense related to interest on the Promissory Note and amortization of debt issuance costs prior to redemption. During the second quarter of 2022, the Company expensed $0.3 million of unamortized debt issuance costs related to the Promissory Note.

Collateralized Promissory Notes
On June 7, 2022, the Company executed a promissory note and a master security agreement (the "Master Security Agreement") for $50.0 million at a stated interest rate of 4.26% (the "Collateralized Note"). The Collateralized Note is fully collateralized by certain personal property assets as fully described in the Master Security Agreement. Additionally, in connection with the Collateralized Note, the Company executed a pledge agreement pursuant to which the Company pledged $50.0 million in cash as additional collateral in order to obtain a more favorable interest rate. The amount pledged is recorded in "Restricted cash and cash equivalents" as of September 30, 2022. The Collateralized Note carries a 60 month term and is payable in 60 equal consecutive monthly installments due in arrears.
For the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $0.7 million, respectively, of interest expense on the Collateralized Note.
On August 4, 2022, the Company executed a promissory note and a security agreement for $4.0 million at an implied interest rate of 7.00% (the "Second Collateralized Note"). The Second Collateralized Note is fully collateralized by certain personal property assets as fully described in the security agreement. The Second Collateralized Note carries a 60 month term and is payable in 60 equal monthly installments due in arrears.
For the three months ended September 30, 2022, interest expense related to the Second Collateralized Note was immaterial.

Insurance Premium Financing
The Company executed an insurance premium financing agreement pursuant to which the Company financed certain annual insurance premiums for $6.6 million, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payable incurs interest at 2.95%, and is due in monthly installments maturing on March 27, 2023.
For the three months ended September 30, 2022, interest expense on the insurance premium financing was immaterial.
Letters of Credit
During the third quarter of 2022, the Company executed a $0.6 million letter of credit to secure a customs bond through August 31, 2023. As of September 30, 2022, no amounts have been drawn on the letter of credit.
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
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million through December 31, 2024 in connection with the execution of a product supply agreement with a vendor. As of September 30, 2022, no amounts have been drawn on the letter of credit.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. CAPITAL STRUCTURE
Shares Authorized
As of September 30, 2022, the Company had a total of 950,000,000 shares authorized for issuance consisting of 800,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As of September 30, 2022, the Company had 760,915 private warrants outstanding. Each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. For the three months ended September 30, 2022 and 2021, the Company recorded gains of $0.6 million and $4.5 million, respectively, for revaluation of warrant liability on the consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recorded gains of $3.5 million and $2.9 million, respectively, for revaluation of warrant liability on the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the Company had $0.8 million and $4.3 million, respectively, for warrant liability related to the private warrants outstanding on the consolidated balance sheets.
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
During the three and nine months ended September 30, 2022, the Company sold zero and 17,248,244 shares of common stock, respectively, for proceeds of zero and $123.7 million, respectively, under the terms of the First Tumim Purchase Agreement. During the three and nine months ended September 30, 2021, the Company sold 6,270,740 shares of common stock under the terms of the First Tumim Purchase Agreement for proceeds of $72.9 million. As of September 30, 2022, the remaining commitment available under the First Tumim Purchase Agreement was $12.5 million.

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
As of September 30, 2022, the Company has not sold any shares of common stock to Tumim under the Second Tumim Purchase Agreement and has a remaining commitment of $300.0 million available.
Equity Distribution Agreement
In August 2022, the Company entered into an equity distribution agreement (the "Equity Distribution Agreement") with Citi Global Markets, Inc. ("Citi") as sales agent, pursuant to which the Company can issue and sell shares of its common stock with an aggregate maximum offering price of $400 million under the Equity Distribution Agreement. The Company pays Citi a fixed commission rate of 2.5% of gross offering proceeds of shares sold under the Equity Distribution Agreement. During the three months ended September 30, 2022, the Company sold 19,009,227 shares of common stock under the Equity Distribution Agreement at an average price per share of $5.29 for gross proceeds of $100.5 million and net proceeds of approximately $98.0 million, after $2.5 million in commissions to the sales agent. Commissions incurred in connection with the Equity Distribution Agreement are reflected as a reduction of additional paid-in capital on the Company's consolidated balance sheets. As of September 30, 2022, $2.5 million in commissions were recognized in accrued expenses and other current liabilities on the Company's consolidated balance sheets.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock Options
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted. Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	28,996,160	$1.28	6.87
Granted	—	—
Exercised	1,581,791	1.25
Cancelled	29,281	3.39
Outstanding at September 30, 2022	27,385,088	$1.28	6.09
Vested and exercisable as of September 30, 2022	27,275,672	$1.27	6.08
Restricted Stock Units
The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. The time-based RSUs generally vest semi-annually over a three-year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. Certain RSUs awarded to key employees contain performance conditions related to achievement of strategic and operational milestones ("Performance RSUs"). As of September 30, 2022, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited. In addition, for certain technical engineering employees the awards cliff vest after a three-year period or vest on the achievement of certain operational milestones. The RSUs to directors have a vesting cliff of one year after the grant date.
Changes in RSUs are as follows:

Number of RSUs
Balance at December 31, 2021	12,178,672
Granted	14,196,410
Released	4,025,887
Cancelled	1,978,005
Balance at September 30, 2022	20,371,190
Market Based RSUs
The Company's market based RSUs contain a stock price index as a benchmark for vesting. Through the second quarter of 2022, these awards were issued with three milestones that vest depending upon a consecutive 20-trading day stock price target of the Company’s common stock. The Company's stock price targets ranged from $25 per share to $55 per share.
During the three months ended September 30, 2022, the market based RSUs subject to the $40 and $55 stock price milestones were cancelled and the Company expensed $55.8 million related to the cancelled awards representing the remaining unamortized expense as of the cancellation date.
During the three months ended September 30, 2022, the performance period for the market based RSUs subject to the $25 stock price milestone was extended from June 3, 2023 to June 3, 2024. The incremental compensation cost from this modification was $4.3 million, determined by comparing the estimated fair value of the modified awards to the estimated fair

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
value of the original awards immediately before the modification of the performance period. The remaining compensation cost related to the original award and the incremental compensation cost are recognized over the award's remaining requisite service period. The vested shares related to the modified awards are transferred to the award holders upon the completion of the requisite service period ending June 3, 2024, and upon achievement certification by the Company's board of directors. If the $25 target price is not achieved by the end of requisite service period, the market based RSUs are forfeited.
During the first quarter of 2022, the Company granted 949,026 shares of market based RSUs to an executive in connection with his hiring during the period. The total grant date fair value of the market based RSUs was determined to be $2.2 million and is recognized over the requisite service period. Additionally, during the third quarter of 2022, the Company granted 402,335 shares of market based RSUs to two executives who assumed new roles within the Company's leadership during the quarter. The awards vest depending upon a consecutive 20-trading day stock price target of the Company’s common stock of $25. The total grant date fair value of the market based RSUs was determined to be $1.1 million and is recognized over the requisite service period.
The estimated fair value of these awards as of the grant date, or as of the modification date, as applicable, were estimated using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The following represents the range of assumptions used to determine the grant date or modification date fair value for these market based RSUs:

Nine Months Ended
September 30, 2022
Stock price	$5.32 - $9.66
Term (years)	0.80 - 1.80
Risk-free interest rate	1.7% - 3.5%
Expected volatility	100%

Changes in market based RSUs are as follows:

Number of Market Based RSUs
Balance at December 31, 2021	13,317,712
Granted	1,351,361
Released	—
Cancelled	11,128,458
Balance at September 30, 2022	3,540,615
Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$10,105	$6,418	$28,112	$26,968
Selling, general, and administrative	92,740	42,629	183,102	125,015
Total stock-based compensation expense	$102,845	$49,047	$211,214	$151,983

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2022, total unrecognized compensation expense was as follows:

Unrecognized Compensation Expense
Options	$184
Market based RSUs	20,943
RSUs	157,502
Total unrecognized compensation expense at September 30, 2022	$178,629
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
Income tax expense was immaterial for the three and nine months ended September 30, 2022 and 2021 due to the cumulative tax losses.
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general, and administrative expense on the consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2022.
Regulatory and Governmental Investigations and Related Internal Review
In September 2020, a short seller reported on certain aspects of the Company’s business and operations. The Company and its board of directors retained Kirkland & Ellis LLP to conduct an internal review in connection with the short-seller article (the “Internal Review”), and Kirkland & Ellis LLP promptly contacted the Division of Enforcement of the SEC to make it aware of the commencement of the Internal Review. The Company subsequently learned that the Staff of the Division of Enforcement and the United States Attorney’s Office for the Southern District of New York (the “SDNY”) had opened investigations.
By order dated December 21, 2021, the Company and the SEC reached a settlement arising out of the SEC’s investigation of the Company. Under the terms of the settlement, without admitting or denying the SEC’s findings, the Company agreed to cease and desist from future violations of the Securities Exchange Act of 1934 (the "Exchange Act") and Rules 10b-5 and 13a-15(a) thereunder and Section 17(a) of the Securities Act of 1933 (the "Securities Act"); to certain voluntary undertakings; and to pay a $125 million civil penalty, to be paid in five installments over two years. The first $25 million installment was paid at the end of 2021 and the remaining installments are to be paid semiannually through 2023. The Company previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. The SEC’s cease and desist order is available on the SEC’s website. In July 2022, the Company and SEC agreed to an alternative payment plan with the first two payments of $5 million to be paid in July 2022 and December 2022. The July 2022 payment has been made by the Company. The remainder of the payment plan is subject to determination. As of September 30, 2022, the Company has reflected the remaining liability of $70 million in accrued expenses and other current liabilities and $25 million in other-long term liabilities on the consolidated balance sheets.
On July 29, 2021, the U.S. Attorney for the SDNY announced the unsealing of a criminal indictment charging the Company’s former executive chairman, Trevor Milton, with securities fraud and wire fraud. That same day, the SEC announced charges against Mr. Milton for alleged violations of federal securities laws. On October 14, 2022, a Federal District Court jury for the Southern District of New York found Mr. Milton guilty on one count of securities fraud and two counts of wire fraud. The Company is committed to cooperating fully with the SDNY’s investigation.
The legal and other professional costs the Company incurred during the three and nine months ended September 30, 2022 in connection with the Internal Review and disclosed elsewhere in this Report include approximately $6.0 million and $25.5 million, respectively, expensed for Mr. Milton’s attorneys’ fees under his indemnification agreement with the Company. During the three and nine months ended September 30, 2021 the Company expensed $6.4 million and $12.6 million, respectively for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. As of September 30, 2022 and December 31, 2021, the Company accrued approximately $24.0 million and $22.7 million, respectively, in legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement. The Company expects to incur additional costs associated with its continued cooperation with the SDNY in fiscal year 2022, which will be expensed as incurred and which could be significant in the periods in which they are recorded.
The Company cannot predict the ultimate outcome of the SDNY investigation, nor can it predict whether any other governmental authorities will initiate separate investigations or litigation. The outcome of the SDNY investigation and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors in addition to Mr. Milton, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the SDNY investigation will be completed, the final outcome of the SDNY investigation, what additional actions, if any, may be taken by the SDNY or by other governmental agencies, or the effect that such actions may have on the Company's business, prospects, operating results and financial condition, which could be material.
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
The Company is currently seeking reimbursement from Mr. Milton for costs and damages arising from the actions that are the subject of the government and regulatory investigations.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
(UNAUDITED)
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
FCPM License
In the third quarter of 2021, the Company entered into a fuel cell power module ("FCPM") license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2023. As of September 30, 2022, the Company accrued $29.4 million in accrued expenses and other current liabilities on the consolidated balance sheets.
Merger with Romeo
The Company entered into the Merger Agreement with Romeo and Purchaser, a wholly-owned subsidiary of the Company. Headquartered in Cypress, California, Romeo is an energy storage technology company focused on designing and manufacturing lithium-ion battery modules and packs for commercial vehicle applications.
Concurrently with the execution of the Merger Agreement, Romeo and Romeo Systems, entered into the Loan Agreement with the Company as the lender. The Loan Agreement provides for the Facility in an aggregate principal amount of up to $30.0 million (subject to certain incremental increases of up to $20.0 million), which shall be available for drawing

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
subject to certain terms and conditions set forth in the Loan Agreement. Loans under the Facility may be made until the earlier of (a) six months from the date of the execution and delivery of the Merger Agreement and the Loan Agreement and (b) the date of the termination of the Merger Agreement. All amounts outstanding under the Facility will be due upon the earlier of (a) the date that is the six-month anniversary of the termination of the Merger Agreement and (b) July 30, 2023, subject to acceleration upon the occurrence of certain events set forth in the Loan Agreement. Interest will be payable on borrowings under the Facility at daily SOFR plus 8.00%. Romeo’s obligations under the Loan Agreement are secured by substantially all personal property assets of Romeo and Romeo Systems, subject to certain customary exclusions.
As of September 30, 2022, Romeo has drawn $10.0 million under the Facility and $20.0 million remained available. For the three months ended September 30, 2022, the Company recognized $0.1 million of interest receivable on the outstanding loan balance. Additionally, as part of the Merger Agreement, the Company agreed to a short-term battery price increase which will be considered part of the merger consideration. As of September 30, 2022 the Company recorded $11.9 million for the increased price in prepaid expenses and other current assets on the Company's consolidated balance sheets, which will be included in the business combination consideration.
The merger with Romeo closed on October 14, 2022. Refer to Note 11, Subsequent Events for additional details.
Leases executed not yet commenced
As of September 30, 2022, the Company entered various lease agreements related to hydrogen fueling infrastructure which have not yet commenced. Undiscounted lease payments related to these obligations are $13.3 million.
Purchase obligations
During the three months ended September 30, 2022, the Company entered various non-cancellable purchase obligations related to hydrogen infrastructure and software licenses. Purchase obligations remaining as of September 30, 2022 total $14.3 million.
10. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(236,234)	$(267,567)	$(562,172)	$(531,022)
Less: revaluation of warrant liability	—	(4,467)	—	(2,907)
Adjusted net loss	$(236,234)	$(272,034)	$(562,172)	$(533,929)
Denominator:
Weighted average shares outstanding, basic	438,416,393	400,219,585	426,382,736	395,691,795
Dilutive effect of common stock issuable from assumed exercise of warrants	—	11,084	—	169,081
Weighted average shares outstanding, diluted	438,416,393	400,230,669	426,382,736	395,860,876
Net loss per share:
Basic	$(0.54)	$(0.67)	$(1.32)	$(1.34)
Diluted	$(0.54)	$(0.68)	$(1.32)	$(1.35)
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible Notes (on an as-converted basis)	22,872,040	—	22,872,040	—
Outstanding warrants	760,915	—	760,915	—
Stock options, including performance stock options	27,385,088	29,299,842	27,385,088	29,299,842
Restricted stock units, including market based RSUs	23,911,805	24,319,237	23,911,805	24,319,237
Total	74,929,848	53,619,079	74,929,848	53,619,079
11. SUBSEQUENT EVENTS
On October 14, 2022, the Company completed the previously announced acquisition of Romeo pursuant to the Merger Agreement, dated as of July 30, 2022, between Nikola, Romeo and Purchaser. Pursuant to the terms of the Merger Agreement, the Purchaser merged with and into Romeo (the “Merger”), with Romeo continuing as the surviving corporation and a wholly owned subsidiary of Nikola. In the Merger, each share of Romeo Common Stock that was issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than any shares that were excluded pursuant to the terms of the Merger Agreement) was converted at the Effective Time into the right to receive 0.1186 of a share of Nikola common stock, rounded down to the nearest whole number of shares of Nikola common stock. Each Romeo restricted stock unit (“RSU”) and Romeo performance-related stock unit (“PSU”) that was outstanding and not settled immediately prior to the effective time was converted into and became an RSU or PSU, as applicable, which will settle for shares of Nikola common stock, determined by multiplying the number of shares of Romeo Common Stock that were subject to such Romeo RSU or Romeo PSU, as in effect immediately prior to the effective time, by 0.1186, rounded down to the nearest whole number of shares of Nikola common stock. Each Romeo warrant exercisable for Romeo Common Stock was assumed by Nikola and converted into a corresponding warrant denominated in shares of Nikola common stock (with the number of warrants determined by multiplying the number of shares of Romeo common stock subject to such Romeo warrant by 0.1186 rounded down to the nearest whole number of shares of Nikola common stock, and the per share exercise price for the Nikola common stock issuable upon exercise for each warrant assumed by the Company determined by dividing the per share exercise price of Romeo Common Stock subject to such warrant by 0.1186).
Preliminary purchase price accounting will be reflected in the Company's Form 10-K for the period ending December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements and can be identified by the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” "will", and similar expressions. These are statements that relate to future periods and include our financial and business performance; expected timing with respect to the expansion of our manufacturing facilities, joint venture with Iveco and production and attributes of our BEV and FCEV trucks; expectations regarding our hydrogen fuel station rollout plan and hydrogen strategy; timing of completion of validation testing, volume production and other milestones; securing components for our trucks on acceptable terms and in a timely manner, or at all; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; planned collaboration with our business partners; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the outcome of any known and unknown regulatory proceedings; our business, expansion plans and opportunities; changes in applicable laws or regulations; our expectations regarding our acquisition of Romeo Power, Inc. (“Romeo”) and the potential benefits and liabilities related to the transaction; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to execute our business model, including market acceptance of our planned products and services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceeding; the effect of the COVID-19 pandemic on our business; supply chain constraints; the impact of inflation; our ability to raise capital; our ability to compete; the success of our business collaborations; regulatory developments in the United States and foreign countries; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; our ability to achieve the intended benefits of our acquisition of Romeo, and liabilities associated with the acquisition; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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

Our planned hydrogen fueling ecosystem is expected to include hydrogen production and/or hydrogen procurement, hydrogen distribution, and hydrogen storage and dispensing. As part of our hydrogen strategy, on June 22, 2021, we entered into a purchase agreement ("Offtake Agreement") with Wabash Valley Resources LLC (“WVR”), pursuant to which WVR agreed to sell to us, and we agreed to purchase from WVR, hydrogen to be produced from the hydrogen production facility being developed by WVR in West Terre Haute, Indiana (the "Plant"), once completed. In the third quarter of 2022, we purchased a land parcel in Arizona which will be utilized to construct a hydrogen hub with partners.
During 2020, we established a joint venture with Iveco, Nikola Iveco Europe GmbH. Our joint venture with Iveco provides us with the manufacturing infrastructure to build BEV trucks for the North American market in addition to that of our greenfield manufacturing facility in Coolidge, Arizona. The operations of the joint venture commenced during the fourth quarter of 2020. During the second quarter of 2021, the joint venture completed the construction of the manufacturing facility and started trial production for the Nikola Tre BEV on the assembly line in Ulm, Germany. In June 2022, we executed amended agreements with Iveco to expand the scope of the joint venture operations to include engineering and development of the Nikola Tre BEV European platform.
We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
•    commercialize our heavy-duty trucks and other products;
•    expand and maintain manufacturing facilities and equipment;
•    invest in servicing our vehicles under warranty including repairs and service parts;
•    develop hydrogen fueling stations;
•    continue to invest in our technology;
•    increase our investment in marketing and advertising, sales, and distribution infrastructure for our products and services;
•    maintain and improve our operational, financial and management information systems;
•    hire additional personnel;
•integrate operations of Romeo pursuant to the closing of the merger in October 2022;
•    obtain, maintain, expand, and protect our intellectual property portfolio; and
•    operate as a public company.
Recent Developments
On August 1, 2022, we entered into a definitive merger agreement with Romeo in an all-stock transaction. The merger closed on October 14, 2022, and is expected to allow us to secure control of critical battery pack engineering and production to meet internal demand.
Romeo is headquartered in Cypress, California, and manufactures battery modules, packs, and battery management systems ("BMS") for commercial vehicle applications. As Romeo's largest production customer, we expect the merger will allow for significant operational improvements and cost reductions in our battery pack production. The addition of Romeo's battery and BMS engineering capabilities are also expected to support accelerated product development and improved customer experience.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”

We started serial production at our Coolidge manufacturing facility in March 2022 and began sales of Tre BEV trucks in the second quarter of 2022. In the third quarter, we produced 75 Tre BEV trucks and shipped 63 Tre BEV trucks to our dealer network.

Tre BEVs	Q2 2022	Q3 2022	YTD 2022
Produced	50	75	125
Shipped	48	63	111
We continue to experience supply chain challenges, including increased prices for commodities due to inflation. There is no guarantee we can successfully pass increased component costs to customers and how that may impact their decision to purchase our trucks.
We sell our trucks to dealers in our network and rely on the dealers to sell them to end users. As we recently began sales of our Tre BEV, we have and may continue to experience delays in receiving additional purchase orders from our dealers. The end users of the Tre BEV will need to continuously assess their charging capacity and may need to build or expand infrastructure prior to ordering or receiving trucks from the dealers. Dealers have and may continue to experience delays in receiving proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP"), and may experience delays receiving proceeds from the New York Truck Voucher Incentive Program ("NYTVIP") or other government incentive programs, which many of them are leveraging for the first time. To qualify for the HVIP and NYTVIP, the dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end user. In addition, there may be delays in end user purchase orders due to general economic conditions, which in turn could delay dealer purchase orders issued to us. The declining macroeconomic environment and freight market conditions has and may continue to result in end users’ reluctance to make significant capital expenditures in the necessary charging infrastructure, thereby affecting demand for our trucks.
We require substantial additional capital to develop our products, including the Tre FCEV trucks, and services and fund operations for the foreseeable future. Until we can generate sufficient revenue, we expect to finance our operations through a combination of existing cash on hand, follow-on public offerings, private placements, debt financings, strategic partnerships, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.
Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.
Components of Results of Operations
Revenues
Truck sales: During the three and nine months ended September 30, 2022, our truck sales were derived from deliveries of our Tre BEV trucks.
Service and other: During the three and nine months ended September 30, 2022, service and other revenues includes sales from deliveries of Mobile Charging Trailers ("MCTs") and other charging products to dealers and customers.
Cost of Revenues
Truck sales: Cost of revenue includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our Coolidge manufacturing facilities, shipping costs and reserves for estimated warranty expenses and inventory write-downs.
Service and other: Cost of revenues related to MCT and other charging product sales primarily include direct materials, outsourced manufacturing services, and fulfillment costs.
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
During the three and nine months ended September 30, 2022, our research and development expenses have primarily been incurred in the development of our FCEV trucks.
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
Interest Expense, net
Interest expense consists of interest on our debt, financing obligation and finance lease liabilities. Interest income consists primarily of interest received or earned on our cash and cash equivalents balances and loan receivables.
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

Results of Operations
Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$	%
	2022	2021	Change	Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$23,853	$—	$23,853	NM
Service and other	388	—	388	NM
Total revenues	24,241	—	24,241	NM
Cost of revenues:
Truck sales	54,080	—	54,080	NM
Service and other	330	—	330	NM
Total cost of revenues	54,410	—	54,410	NM
Gross loss	(30,169)	—	(30,169)	NM
Operating expenses:
Research and development	66,683	78,896	(12,213)	(15.5)%
Selling, general, and administrative	132,865	192,929	(60,064)	(31.1)%
Total operating expenses	199,548	271,825	(72,277)	(26.6)%
Loss from operations	(229,717)	(271,825)	42,108	(15.5)%
Other income (expense):
Interest expense, net	(7,735)	(118)	(7,617)	6455.1%
Revaluation of warrant liability	586	4,467	(3,881)	(86.9)%
Other income (expense), net	2,617	1,057	1,560	147.6%
Loss before income taxes and equity in net loss of affiliates	(234,249)	(266,419)	32,170	(12.1)%
Income tax expense	1	1	—	NM
Loss before equity in net loss of affiliates	(234,250)	(266,420)	32,170	(12.1)%
Equity in net loss of affiliates	(1,984)	(1,147)	(837)	73.0%
Net loss	$(236,234)	$(267,567)	$31,333	(11.7)%

Net loss per share:
Basic	$(0.54)	$(0.67)	$0.13	NM
Diluted	$(0.54)	$(0.68)	$0.14	NM
Weighted-average shares outstanding:
Basic	438,416,393	400,219,585	38,196,808	NM
Diluted	438,416,393	400,230,669	38,185,724	NM
Revenues
Revenues were $24.2 million during the three months ended September 30, 2022, consisting of $23.9 million in truck sales driven by sales of Tre BEV trucks and $0.4 million in service and other sales driven by deliveries of MCT and other charging units.
Cost of Revenues
Truck Sales
Cost of revenues related to truck sales were $54.1 million during the three months ended September 30, 2022. Truck cost of revenues include direct materials, freight and duties for transportation of purchased parts, manufacturing labor and overhead including Coolidge plant facility costs and depreciation, inventory write-downs for net realizable value and obsolescence, and reserves for estimated warranty expenses. Given our inventory is stated at net realizable value, which is currently lower than the actual cost, any overhead including freight is expensed in the period incurred as opposed to being capitalized into inventory.
With the start of production late in the first quarter of 2022, we have experienced high fixed costs due to low volumes produced and have relied on expedited air freight to meet production deadlines. These costs are expected to decrease as we increase volumes and mature our supply chain logistics.
Service and other
Cost of revenues related to service and other revenue were $0.3 million during the three months ended September 30, 2022, driven by direct materials, outsourced services, and fulfillment costs related to MCT and other charging products delivered in the third quarter of 2022.
Research and Development
Research and development expenses decreased by $12.2 million, or 15.5%, from $78.9 million during the three months ended September 30, 2021 to $66.7 million during the three months ended September 30, 2022. The decrease was primarily due to a decrease in outside development of $14.5 million, and a decrease of $6.1 million in spend on prototype parts, components and associated freight and duties related to the BEV and FCEV prototype builds. The decreases were partially offset by an increase in personnel costs of $5.8 million driven by growth in our in-house engineering headcount and increases in stock based compensation of $2.8 million.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $60.1 million, or 31.1%, from $192.9 million during the three months ended September 30, 2021 to $132.9 million during the three months ended September 30, 2022. The decrease was driven by $125 million recognized in the third quarter of 2021 related to settlement of the SEC investigation. Additionally, there was a decrease of $2.9 million related to the non-cash commitment share issuance costs related to the equity line of credit with Tumim Stone Capital LLC in 2021. These decreases were partially offset by an increase in stock based compensation of $50.2 million driven primarily by the acceleration of compensation cost related to the cancellations of the market based RSUs in the third quarter of 2022. Additionally, there was an increase in personnel expense of $7.3 million.
Interest Expense, net
Interest expense, net increased by $7.6 million from $0.1 million during the three months ended September 30, 2021 to $7.7 million during the three months ended September 30, 2022. Interest expense increased due to interest on our Convertible Notes of $6.4 million, interest on our financing obligation of $0.9 million, and interest on our Collateralized Promissory Notes of $0.6 million, partially offset by interest income recognized on our senior secured loan receivable.
Revaluation of Warrant Liability
The revaluation of warrant liability decreased $3.9 million, from a $4.5 million gain during the three months ended September 30, 2021 to a $0.6 million gain during the three months ended September 30, 2022, resulting from changes in fair value of our warrant liability.
Other Income, net
Other income, net increased by $1.6 million from $1.1 million during the three months ended September 30, 2021 to $2.6 million during the three months ended September 30, 2022. The increase is primarily related to gains from foreign currency translation of $1.7 million, government grant income, and a net gain on revaluation of derivatives, partially offset by a $0.3 million loss from the derivative asset.
Income Tax Expense
Income tax expense was immaterial for the three months ended September 30, 2022 and 2021. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.

Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased by $0.8 million, from $1.1 million for the three months ended September 30, 2021 to $2.0 million for the three months ended September 30, 2022. The increase was driven by additional losses in the current period related to Nikola Iveco Europe GmbH and WVR.
Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021
The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change
	(dollar amounts in thousands)
Revenues:
Truck sales	$41,236	$—	$41,236	NM
Service and other	3,026	—	3,026	NM
Total revenues	44,262	—	44,262	NM
Cost of revenues:
Truck sales	100,861	—	100,861	NM
Service and other	2,396	—	2,396	NM
Total cost of revenues	103,257	—	103,257	NM
Gross loss	(58,995)	—	(58,995)	NM
Operating expenses:
Research and development	204,346	201,785	2,561	1.3%
Selling, general, and administrative	289,916	329,028	(39,112)	(11.9)%
Total operating expenses	494,262	530,813	(36,551)	(6.9)%
Loss from operations	(553,257)	(530,813)	(22,444)	4.2%
Other income (expense):
Interest expense, net	(10,754)	(219)	(10,535)	4810.5%
Revaluation of warrant liability	3,493	2,907	586	20.2%
Other income (expense), net	4,423	174	4,249	2442.0%
Loss before income taxes and equity in net loss of affiliates	(556,095)	(527,951)	(28,144)	5.3%
Income tax expense	3	4	(1)	NM
Loss before equity in net loss of affiliates	(556,098)	(527,955)	(28,143)	5.3%
Equity in net loss of affiliates	(6,074)	(3,067)	(3,007)	98.0%
Net loss	$(562,172)	$(531,022)	$(31,150)	5.9%

Net loss per share:
Basic	$(1.32)	$(1.34)	$0.02	NM
Diluted	$(1.32)	$(1.35)	$0.03	NM
Weighted-average shares outstanding:
Basic	426,382,736	395,691,795	30,690,941	NM
Diluted	426,382,736	395,860,876	30,521,860	NM
Revenues
Revenues were $44.3 million during the nine months ended September 30, 2022, consisting of $41.2 million in truck sales driven by sales of Tre BEV trucks and $3.0 million in service and other sales driven by deliveries of MCT and other charging products.

Cost of Revenues
Truck sales
Cost of revenues related to truck sales were $100.9 million during the nine months ended September 30, 2022. Truck cost of revenues include direct materials, freight and duties for transportation of purchased parts, manufacturing labor and overhead including Coolidge plant facility costs and depreciation, inventory write-downs for net realizable value and obsolescence, and reserves for estimated warranty expenses. Given our inventory is stated at net realizable value, which is currently lower than the actual cost, any overhead including freight is expensed in the period incurred as opposed to being capitalized into inventory.
With the start of production late in the first quarter of 2022, we have experienced high fixed costs due to low volumes produced and have relied on expedited air freight to meet production deadlines. These costs are expected to decrease as we increase volumes and mature our supply chain logistics.
Service and other
Cost of revenues related to service and other revenue were $2.4 million during the nine months ended September 30, 2022, driven by direct materials, outsourced services, and fulfillment costs related to MCTs and other charging product deliveries.
Research and Development
Research and development expenses increased by $2.6 million, or 1.3%, from $201.8 million during the nine months ended September 30, 2021 to $204.3 million during the nine months ended September 30, 2022. This increase was primarily due to increased personnel costs of $23.6 million driven by growth in our in-house engineering headcount. We also incurred $7.8 million in higher spend on prototype parts, components and associated freight and duties related to Tre BEV and FCEV prototype builds. Additional increases were driven by higher depreciation and occupancy costs of $2.8 million related to equipment and software dedicated to research and development activities, an increase in professional services of $1.7 million, and increased travel of $1.5 million. These increases were partially offset by a decrease of $34.4 million in outside development.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $39.1 million, or 11.9%, from $329.0 million during the nine months ended September 30, 2021 to $289.9 million during the nine months ended September 30, 2022. The decrease was driven by $125 million recognized in the third quarter of 2021 related to settlement of the SEC investigation, and the non-cash commitment share issuance costs related to the equity line of credit with Tumim Stone Capital LLC in 2021. The decrease was partially offset by an increase in stock based compensation of $58.2 million driven primarily by acceleration of compensation cost related to the cancellations of the market based RSUs in the third quarter of 2022, and an increase in headcount. Additionally, there were increases related to higher personnel costs of $15.7 million driven by growth in headcount, an increase in professional services of $6.5 million, and an increase in legal costs of $4.4 million.
Interest Expense, net
Interest expense, net increased by $10.5 million from $0.2 million during the three months ended September 30, 2021 to $10.8 million during the three months ended September 30, 2022. Interest expense increased due to interest on our Convertible Notes of $8.5 million, interest on our financing obligation of $1.4 million, and interest on our Promissory Note and Collateralized Promissory Notes of $1.1 million.
Revaluation of Warrant Liability
The revaluation of warrant liability increased $0.6 million, from a $2.9 million gain during the nine months ended September 30, 2021 to a $3.5 million gain during the nine months ended September 30, 2022 resulting from changes in fair value of our warrant liability.
Other Income, net
Other income, net increased by $4.2 million from $0.2 million during the three months ended September 30, 2021 to $4.4 million during the three months ended September 30, 2022. The increase is primarily related to gains from foreign currency translation of $5.9 million, government grant income, and a net gain on revaluation of derivatives. These increases were partially offset by the write off of unamortized debt issuance costs on the Promissory Note.
Income Tax Expense
Income tax expense was immaterial for the nine months ended September 30, 2022 and 2021. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased by $3.0 million, from $3.1 million for the three months ended September 30, 2021 to $6.1 million for the three months ended September 30, 2022. The increase was driven by additional losses in the current period related to Nikola Iveco Europe GmbH and WVR.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(236,234)	$(267,567)	$(562,172)	$(531,022)
Interest expense, net	7,735	118	10,754	219
Income tax expense	1	1	3	4
Depreciation and amortization	6,796	2,249	16,472	5,959
EBITDA	(221,702)	(265,199)	(534,943)	(524,840)
Stock-based compensation	102,845	49,047	211,214	151,983
Revaluation of financial instruments	(286)	(4,786)	(94)	(3,226)
Equity in net loss of affiliates	1,984	1,147	6,074	3,067
Regulatory and legal matters (1)	11,227	9,771	38,319	35,657
SEC settlement	—	125,000	—	125,000
Adjusted EBITDA	$(105,932)	$(85,020)	$(279,430)	$(212,359)
(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller article from September 2020, and investigations and litigation related thereto.
Non-GAAP Net Loss and Non-GAAP Net Loss Per Share, Basic and Diluted
Non-GAAP net loss and non-GAAP net loss per share, basic and diluted are presented as supplemental measures of our performance. Non-GAAP net loss is defined as net loss, basic and diluted adjusted for stock compensation expense and other items determined by management. Non-GAAP net loss per share, basic and diluted, is defined as non-GAAP net loss divided by weighted average shares outstanding, basic and diluted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Net loss	$(236,234)	$(267,567)	$(562,172)	$(531,022)
Stock-based compensation	102,845	49,047	211,214	151,983
Revaluation of financial instruments	(286)	(4,786)	(94)	(3,226)
Regulatory and legal matters(1)	11,227	9,771	38,319	35,657
SEC settlement	—	125,000	—	125,000
Non-GAAP net loss	$(122,448)	$(88,535)	$(312,733)	$(221,608)
Non-GAAP net loss per share:
Basic	$(0.28)	$(0.22)	$(0.73)	$(0.56)
Diluted	$(0.28)	$(0.22)	$(0.73)	$(0.56)
Weighted average shares outstanding:
Basic	438,416,393	400,219,585	426,382,736	395,691,795
Diluted	438,416,393	400,230,669	426,382,736	395,860,876
(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller article from September 2020, and investigations and litigation related thereto.
Liquidity and Capital Resources
Since inception, we financed our operations primarily from the sales of redeemable convertible preferred stock and common stock, the Business Combination, a private placement with investors (the "PIPE"), proceeds from the Tumim Purchase Agreements, redemption of warrants, and debt. As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $315.7 million. During the second quarter of 2022, we completed a private placement of

$200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior PIK toggle notes (the "Convertible Notes"), which mature on May 31, 2026. Net proceeds from the issuance were $183.2 million.
During 2021, we entered into a common stock purchase agreement with Tumim (the "First Tumim Purchase Agreement") allowing us to issue shares of our common stock to Tumim for proceeds of up to $300.0 million. During the three and nine months ended September 30, 2022, we sold zero and 17,248,244 shares of common stock, respectively, for proceeds of zero and $123.7 million, respectively, under the terms of the First Tumim Purchase Agreement. As of September 30, 2022 we have issued in aggregate 31,461,742 shares of common stock to Tumim under the terms of the First Tumim Purchase Agreement for gross proceeds of $287.5 million, excluding the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the First Tumim Purchase Agreement. As of September 30, 2022, there were 3,420,990 registered shares remaining and a remaining commitment available under the First Tumim Purchase Agreement of $12.5 million.
Additionally, during 2021, we entered into a second common stock purchase agreement with Tumim (the "Second Tumim Purchase Agreement" and, together with the First Tumim Purchase Agreement, the "Tumim Purchase Agreements") allowing us to issue shares of our common stock to Tumim for proceeds of up to an additional $300.0 million, provided that certain conditions have been met. These conditions include effectiveness of a registration statement covering the resale of shares of common stock that have been and may be issued under the Second Tumim Purchase Agreement and termination of the First Tumim Purchase Agreement. As of September 30, 2022, we have not sold any shares of common stock to Tumim under the terms of the Second Tumim Purchase Agreement with 28,790,787 registered shares remaining and a remaining commitment of $300.0 million available.
During the third quarter of 2022, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Citi Global Markets, Inc. ("Citi") pursuant to which we can issue and sell shares of our common stock with an aggregate maximum offering price of $400 million. During the three and nine months ended September 30, 2022, we sold 19,009,227 shares of common stock under our Equity Distribution Agreement. We received $100.5 million in gross proceeds from the Equity Distribution Agreement and accrued commissions to the sales agent of $2.5 million, resulting in net proceeds of $98.0 million recognized during the third quarter of 2022.
Short-Term Liquidity Requirements
As of September 30, 2022, our current assets were $486.9 million consisting primarily of cash and cash equivalents of $315.7 million, and our current liabilities were $277.6 million primarily comprised of accrued expenses and accounts payables.
We believe our cash and cash equivalents and available liquidity and capital resources will be sufficient to continue to execute our business strategy over the next twelve-month period by completing the development and industrialization of the FCEV truck, growing sales volumes of the BEV truck, construction of planned commercial hydrogen infrastructure, and hiring of personnel.
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
•the scope, progress, results, costs, timing and outcomes of the development of our FCEV trucks;
•the timing and the costs involved in bringing our vehicles to market;
•the development and deployment of our hydrogen fueling infrastructure;
•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as well as costs related to litigation, investigations, or settlements;
•costs associated with the acquisition of Romeo, which closed in October 2022;
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
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the SEC. For the three and nine months ended September 30, 2022, there have been no other material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(431,459)	$(195,369)
Net cash used in investing activities	(169,943)	(138,480)
Net cash provided by financing activities	482,951	71,557
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $431.5 million for the nine months ended September 30, 2022. The most significant component of our cash used during this period was net loss of $562.2 million, which included non-cash expenses of $211.2 million related to stock-based compensation, $16.6 million of inventory write downs, $16.5 million in depreciation and amortization, other non-cash charges of $15.3 million and net cash outflows of $128.9 million from changes in operating assets and liabilities primarily driven by an increase in inventory and accounts receivable, partially offset by an increase in accounts payable and accrued expenses.
Net cash used in operating activities was $195.4 million for the nine months ended September 30, 2021. The most significant component of our cash used during this period was a net loss of $531.0 million, which included non-cash expenses of $152.0 million related to stock-based compensation, $40.2 million expense for in-kind services, other non-cash charges of

$12.4 million and net cash inflows of $131.1 million from changes in operating assets and liabilities primarily driven by an increase in accounts payable and accrued expenses.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue to increase substantially as we expand and tool our manufacturing facility in Coolidge, Arizona, finance operations of our joint venture in Ulm, Germany, and develop the network of hydrogen fueling stations. As of September 30, 2022, we anticipate our capital expenditures for the remainder of fiscal year 2022 to be between $30 million to $40 million, of which a significant portion is related to the expansion of our truck manufacturing facility and purchases of related equipment in Coolidge, Arizona.
Net cash used in investing activities was $169.9 million for the nine months ended September 30, 2022, which was primarily due to $118.4 million in purchases of and deposits for capital equipment, costs of expansion of our facilities, and investments in our hydrogen infrastructure, $23.0 million in contributions to investments in affiliates, $21.9 million issuance of senior secured debt and prepaid acquisition-related consideration, and settlement of the second price differential related to WVR for $6.6 million.
Net cash used in investing activities was $138.5 million for the nine months ended September 30, 2021, which was primarily due to $113.7 million in costs of expansion for our Coolidge manufacturing facility and purchases of and deposits for capital equipment and supplier tooling, and our $25.0 million cash investment in WVR.
Cash Flows from Financing Activities
Net cash provided by financing activities was $483.0 million for the nine months ended September 30, 2022, which was due to proceeds from the issuance of the Convertible Notes, net of debt issuance costs of $183.5 million, proceeds from the Tumim Purchase Agreements of approximately $123.7 million, proceeds from the issuance of common stock under the Equity Distribution Agreement of $100.5 million, proceeds from the issuance of the Collateralized Notes of $54.0 million, proceeds from the sale leaseback of our headquarters for $44.0 million, proceeds from insurance premium financing of $6.6 million, and proceeds from the exercises of stock options of $1.6 million, offset by the repayment of our promissory note for $28.1 million and other finance charges of $2.9 million.
Net cash provided by financing activities was $71.6 million for the nine months ended September 30, 2021, which was primarily due to proceeds from the Tumim Purchase Agreement of approximately $72.9 million, proceeds from the exercise of stock options of $4.2 million, partially offset by a $4.1 million payment of our term loan and other finance payments of $1.4 million.
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
There have been no substantial changes to these estimates, or the policies related to them during the three and nine months ended September 30, 2022. For a full discussion of these estimates and policies, see "Critical Accounting Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $315.7 million and $497.2 million, respectively. As of December 31, 2021, the cash and cash equivalents balance consisted of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of September 30, 2022, none of our cash and cash equivalents balance was invested in interest-bearing money market accounts.
Foreign Currency Risk
For the three months ended September 30, 2022 and 2021, we recorded gains of $2.6 million and $0.7 million, respectively, for foreign currency translation. For the nine months ended September 30, 2022 and 2021, we recorded gains of $6.5 million and $0.6 million, respectively, for foreign currency translation.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We incurred net losses of $690.4 million, $531.0 million and $562.2 million for the year ended December 31, 2021 and for the nine months ended September 30, 2021 and 2022, respectively, and have an accumulated deficit of approximately $1.8 billion from the inception of Nikola Corporation, a Delaware corporation, or Legacy Nikola, prior to the merger with VectoIQ, through September 30, 2022. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to generate significant margin from our trucks, which may not happen. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.
We expect the rate at which we will incur losses to be high in future periods as we:
•continue to design, develop and manufacture our trucks;
•continue to build out and equip our manufacturing plant in Arizona;
•continue to modify and equip the Iveco manufacturing plant in Germany to produce our trucks in Europe;
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
Because we incur the costs and expenses from these efforts and other efforts before we receive any incremental revenue with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in sufficient revenue, which would further increase our losses.
We may be unable to adequately control the costs associated with our operations.
We require significant capital to develop and grow our business. We expect to continue to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, leases, licenses, and sales and distribution expenses as we build our brand and market our trucks and bundled leasing model, and general and administrative expenses as we scale our operations. In addition, we expect to continue to incur significant costs in connection with our services, including building our hydrogen fueling stations and honoring our maintenance commitments under our bundled lease package. Our ability to become profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services, but also to control our costs. If we are unable to cost-

efficiently design, manufacture, market, sell, distribute and service our trucks and cost-efficiently develop our hydrogen fueling services, our margins, profitability and prospects would be materially and adversely affected.
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
You must consider the risks and difficulties we face as an early stage company with a limited operating history and a novel business plan. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We intend to derive substantially all of our revenue from the sale and lease of our vehicle platforms, which are still in the early stages of commercialization and development. Our revenue will also depend on the sale of hydrogen fuel at our planned hydrogen fueling stations which we do not expect to be operational until 2023 or later. There are no assurances that we will be able to secure future business with the major trucking companies or with independent truck drivers.
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
The design, manufacture, lease, sale and servicing of vehicles and related hydrogen fueling stations is capital-intensive. We expect that we will have sufficient capital to fund our planned operations for the next 12 months. We will need to raise additional capital to scale our manufacturing and roll out our hydrogen fueling stations, among other activities. We may raise additional funds through the issuance of equity, equity related or debt securities, strategic partnerships, licensing arrangements, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles and build hydrogen fueling stations. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we raise funds by issuing equity securities, dilution to our stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.
If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to our existing equity lines of credit or our equity distribution agreement, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

If we fail to manage our future growth effectively, we may not be able to market and sell our vehicles successfully.
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. Our future expansion will include:
•hiring and training personnel;
•forecasting production and revenue;
•controlling expenses and investments in anticipation of expanded operations;
•establishing or expanding design, manufacturing, sales and service facilities;
•establishing our hydrogen fueling capabilities; and
•implementing and enhancing administrative infrastructure, systems and processes.
We intend to continue to hire additional personnel, including design and manufacturing personnel and service technicians for our trucks. Because our trucks are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in alternative fuel and electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire.
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
In many states, it is unclear if, as a manufacturer, we will be able to obtain permission to sell and deliver vehicles directly to customers. For customers located in states in which we are not allowed to sell or deliver vehicles, we may have to arrange alternate methods of delivery of vehicles. This could include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell and ship vehicles, and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity and, as a result, costs, to our business.
We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.
We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, in September 2020, Nikola and our officers and employees received subpoenas from the SEC as part of a fact-finding inquiry related to aspects of our business as well as certain matters described in an article issued on September 10, 2020 by a short-seller, or the short-seller article. The SEC issued subpoenas to our directors on September 30, 2020. In addition, Nikola and Trevor R. Milton, our founder and former executive chairman, also received grand jury subpoenas from the U.S. Attorney’s Office for the SDNY and the N.Y. County District Attorney’s Office in September 2020. On July 29, 2021, the U.S. Attorney for the SDNY announced the unsealing of a criminal indictment charging Mr. Milton with two counts of securities fraud and one count of wire fraud. That same day, the SEC announced charges against Mr. Milton for alleged violations of federal securities laws. On October 14, 2022, a Federal District Court jury for the Southern District of New York found Mr. Milton guilty on one count of securities fraud and two counts of wire fraud.

We have cooperated, and will continue to cooperate, with these and any other regulatory or governmental requests. We have incurred significant expenses as a result of the regulatory and legal matters relating to the short-seller article. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.
By order dated December 21, 2021, we and the SEC reached a settlement arising out of the SEC’s investigation of Nikola. Under the terms of the settlement, without admitting or denying the SEC’s findings, we agreed to cease and desist from future violations of the Exchange Act, and Rules 10b-5 and 13a-15(a) thereunder and Section 17(a) of the Securities Act; to certain voluntary undertakings; and to pay a $125 million civil penalty, to be paid in five installments over two years. The first $25 million installment was paid at the end of 2021 and the remaining installments are to be paid semiannually through 2023. In July 2022, we and the SEC agreed to an alternative payment plan with the first two payments of $5 million to be paid in July 2022 and December 2022. The July 2022 payment has been made. The remainder of the payment plan is subject to determination.
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
We are also subject to certain class action lawsuits and other litigation related to our recent acquisition of Romeo, and we also may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation, investigations and regulatory actions related to Romeo or to which Romeo is a party. In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, intellectual property disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business or result of operations.
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
•quality controls;
•delays or disruptions in our supply chain, including ongoing supply constraints and shortages; and
•other delays and cost overruns.
We have limited manufacturing experience and no experience to date in high volume manufacturing of our trucks. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our trucks. Even if we are successful in developing our high volume manufacturing capability and processes and reliably source our component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. Any failure to develop and maintain such manufacturing processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.
We may experience significant delays in the design, manufacture, launch and financing of our trucks, including in the expansion of our manufacturing plant, which could harm our business and prospects.
Any delay in the financing, design, manufacture and launch of our trucks, including in the expansion of our manufacturing plant in Arizona, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay the launch of our FCEV trucks, our growth prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
Increases in costs, disruption of supply or shortage of raw materials, including lithium-ion battery cells, chipsets, and displays, could harm our business.
We have and may continue to experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including battery cells and packs, semiconductors, and integrated circuits which primarily impact our infotainment system and controllers. Any such increase or supply interruption have and may in the future materially negatively impact our business, prospects, financial condition and operating results. Currently, we are experiencing supply chain shortages, including with respect to battery cells, integrated circuits, vehicle control chips, and displays. The war in Ukraine and recent COVID-19 outbreak and lockdowns in China are creating additional bottlenecks and cost pressures. This has resulted in delays and may continue to cause delays in the availability of saleable Nikola Tre BEV trucks.
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

Any disruption in the supply of battery cells, semiconductors, or integrated circuits, has and may in the future, temporarily disrupt production of our Tre BEV truck until a different supplier is fully qualified or supply from and existing supplier resumes. Furthermore, fluctuations or shortages in petroleum, inflation and other economic conditions have and may continue to cause us to experience significant increases in freight charges, and raw material and component costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials or components by increasing vehicle prices.
We rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely heavily on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our truck manufacturing plant consists of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, they may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
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
Our plan to build a network of hydrogen fueling stations in the United States will require significant cash investments and management resources and may not meet our expectations with respect to sales of our FCEV trucks. This planned construction of hydrogen stations is essential to persuading customers to pay a higher premium for our trucks.
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
As a key component of our business model, we intend to establish a series of hydrogen fueling stations, and we intend to include the cost of hydrogen in the purchase price of our trucks. Where electricity can be procured in a cost-effective manner, we expect that hydrogen fuel will be produced on-site, via electrolysis. In other cases, we expect that hydrogen fuel will be produced off-site and delivered to fueling stations under a supply "hub and spoke" structure. On June 22, 2021, we entered into a Hydrogen Sale and Purchase Agreement (the "Hydrogen Purchase Agreement") with WVR to purchase hydrogen produced at the hydrogen production facility (the "Plant"), being developed by WVR in West Terre Haute, Indiana. WVR has yet to break ground on the Plant. There is no guarantee WVR will be able to meet its development timeline with regard to the facility or successfully produce hydrogen at scale. To the extent we are unable to produce or obtain the hydrogen, or to obtain hydrogen at favorable prices, we may be unable to establish these fueling stations and severely limit the usefulness of our trucks, or, if we are still able to establish these stations, we may be forced to sell hydrogen at a loss in order to maintain our commitments. We believe that this hydrogen incentive will be a significant driver for purchases of our trucks, and therefore, the failure to establish and roll out these hydrogen fueling stations in accordance with our expectations would materially adversely affect our business.
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
While we currently have a contract with AB to lease up to 800 Nikola Two FCEV trucks, if we are unable to deliver our trucks according to the vehicle specifications and delivery timelines set forth in the contract, AB has the right to cancel its order for trucks. Moreover, the AB contract specifies lease terms and rental rates that may be hard for us to meet depending on our ability to develop our trucks and hydrogen network according to current design parameters and cost estimates. Any of these adverse events related to the AB order could harm our financial condition, business, prospects and operating results.
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
Further, we sell our trucks to dealers in our network and rely on the dealers to sell them to end users. We have experienced delays in receiving additional purchase orders from dealers. The end users of the Tre BEV will need to continuously assess their charging capacity and may need to build additional infrastructure prior to ordering or receiving trucks from the dealers. Dealers have and may continue to experience delays in receiving proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP") and may experience delays receiving proceeds from the New York Truck Voucher Incentive Program ("NYTVIP") or other government incentive programs, which many of our dealers are leveraging for the first time. To qualify for the HVIP and NYTVIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user.
If our trucks fail to perform as expected, our ability to develop, market and sell or lease our alternative fuel and electric trucks could be harmed.
Our trucks may contain defects in design and manufacture that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our trucks upon which our business prospects depend. For example, our trucks use a substantial amount of software to operate which require modification and updates over the life of the vehicle. Software products are inherently complex and often contain defects and errors when first introduced.
There can be no assurance that we will be able to detect and fix any defects in the trucks’ hardware or software prior to commencing customer sales. We have and may in the future experience recalls, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations. Our trucks may not perform consistent with customers’ expectations or consistent with other vehicles which may become available. Any product defects or any other failure of our trucks to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.
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
We have limited experience servicing our vehicles. If we are unable to address the service requirements of our customers, our business will be materially and adversely affected.
Because we recently started commercial production, we have limited experience servicing or repairing our vehicles. Servicing alternative fuel and electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We may decide to partner with a third party to perform some or all of the maintenance on our trucks, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. If we are unable to successfully address the service requirements of our customers, our business and prospects will be materially and adversely affected.
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
We recently announced a recall related to the installation of the seat belt shoulder anchorage assembly. This recall, and any recalls in the future may result in adverse publicity, damage our brand and materially adversely affect our business, prospects, operating results and financial condition. In the future, we may voluntarily or involuntarily, initiate a recall if any of our vehicles or electric powertrain components (including the fuel cell or batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.
Insufficient warranty reserves to cover warranty claims could materially adversely affect our business, prospects, financial condition and operating results.
We maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that warranty reserves will be sufficient to cover all claims.
Collaboration with strategic partners is subject to risks.
In 2019, we partnered with Iveco, to manufacture the BEV truck at the Iveco manufacturing plant in Ulm, Germany through a joint venture with Iveco, which commenced operations in the fourth quarter of 2020. We currently expect that approximately 40 million Euros will be invested in total by Iveco and Nikola into the manufacturing plant to prepare it for assembly, of which 27.4 million euros was funded through September 30, 2022 by us. During the third quarter of 2021, the joint venture executed a term loan facility agreement for 15 million Euros with a 5-year term and a revolving credit facility agreement for 6 million Euros with a 4-year term. Each agreement was guaranteed 50% by Nikola and Iveco.
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
We may be unable to enter into new agreements or extend existing agreements with strategic partners on terms and conditions acceptable to us and therefore may need to contract with other third parties or significantly add to our own production capacity. There can be no assurance that in such event we would be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms or at all. The expense and time required to complete any transition, and to assure that vehicles manufactured at facilities of new manufacturers comply with our quality standards and regulatory requirements, may be greater than anticipated. Any of the foregoing could adversely affect our business, results of operations, financial condition and prospects.
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
While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles are or will be purchased by us from a single source, especially with respect to hydrogen fuel cells and batteries. We refer to these component suppliers as our single source suppliers. For example, we entered into an agreement with Robert Bosch LLC (“Bosch”), whereby we committed to purchase certain component requirements for fuel cell power modules from Bosch beginning on June 1, 2023 until December 31, 2030. In addition, we currently rely on Romeo as our sole supplier of battery packs, and have experienced delays obtaining packs in the numbers we require. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us.
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
Our vehicles anticipated range may not be achievable based on various external conditions, which may negatively influence potential customers' decisions whether to purchase our trucks
We anticipate the range of our Nikola Tre BEV and Nikola Tre FCEV vehicles to be up to 330 and 500 miles, respectively, before needing to recharge or refuel, depending on the type of vehicle. Actual range varies with conditions such as external environment, average speed, number of stops, grade of routes, gross combined weight, trailer type, and driver behavior, among others. Range specifications are subject to change.
The battery efficiency of electric trucks will decline over time, which may negatively influence potential customers’ decisions whether to purchase our trucks.
Our vehicles' range will decline over time as the battery deteriorates. Other factors such as usage, time and stress patterns may also impact the battery’s ability to hold a charge, which would decrease our trucks’ range. Such battery deterioration and the related decrease in range may negatively influence potential customer decisions.
The fuel cell efficiency of FCEV trucks will decline over time, which may negatively influence potential customers’ decisions whether to purchase our trucks.
Our FCEV trucks’ range will decline over time as the fuel cell deteriorates. Other factors such as usage, time and stress patterns may also impact the fuel cell’s efficiency, which would decrease our FCEV trucks’ range. Such fuel cell deterioration and the related decrease in range may negatively influence potential customer decisions to purchase our trucks.
Our trucks make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
The battery packs within our trucks make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our trucks, could seriously harm our business and reputation.
In addition, we store a significant number of lithium-ion cells at our facility. Any mishandling of battery cells may cause disruption to the operation of our facility. While we have implemented safety procedures related to the handling of the cells, a safety issue or fire related to the cells could disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.
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
We outfit our trucks with in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems may be vulnerable to damage or interruption from, among others, fire, terrorist attacks, natural disasters, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Our data centers could also be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our data centers could result in lengthy interruptions in our service. In addition, our trucks are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.
We are subject to substantial regulation and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.
Our alternative fuel and electric trucks, and the sale and servicing of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. We have and expect to continue to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, including but not limited to:
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
We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We have international operations and subsidiaries in Germany, Italy, and Canada that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have no experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our alternative fuel and electric trucks and require significant management attention. These risks include:
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
Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence due to the acceleration of inflation in the U.S. and the COVID-19 pandemic, as well as reduced spending by businesses, has and may continue to have an adverse effect on the demand for our trucks. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our trucks for other traditional options, and cancel reservations for our trucks. In addition, in the current inflationary environment, end customers are less likely to invest in the necessary charging infrastructure, which will affect demand for our trucks. Decreased demand for our trucks, particularly in the United States and Europe, would negatively affect our business.
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
We currently, and expect to continue to, benefit from certain government subsidies and economic incentives that support the development and adoption of our vehicles, particularly our BEV and FCEV trucks. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, delays in promulgating regulations implementing new legislation, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our BEV and FCEV trucks in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.
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
Additionally, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. These and other changes to tax laws and regulations, or interpretation thereof, in the United States or other tax jurisdictions in which we do business, could adversely impact our business, financial condition, and results of operation.
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
As an early stage company, maintaining and enhancing our brand and reputation is critical to our ability to attract and retain employees, partners, customers and investors, and to mitigate legislative or regulatory scrutiny, litigation and government investigations. Significant negative publicity has adversely affected our brand and reputation and our stock price. Negative publicity has and may in the future give rise to litigation and/or governmental investigations. Unfavorable publicity relating to us or those affiliated with us, including our former executive chairman, has and may in the future adversely affect public perception of the entire company. Adverse publicity and its effect on overall public perceptions of our brand, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.
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
The successful rehabilitation of our brand will depend largely on regaining a good reputation, meeting business milestones, satisfying the requirements of customers, meeting our fueling commitments under our future bundled lease arrangements or other customer arrangements, maintaining a high quality of service under our future bundled lease arrangements, improving our compliance programs and continuing our marketing and public relations efforts. Expenses related to our brand promotion, reputation building, and media strategies have been significant and our efforts may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully rehabilitate our brand in the current or future competitive environment or if events similar to the negative publicity occur in the future, our brand and reputation would be further damaged and our business may suffer.
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
As of September 30, 2022, Mark A. Russell, our President, Chief Executive Officer and director, beneficially owns, directly or indirectly, approximately 10.5%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 16.9% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation ("Certificate of Incorporation"), and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

As of September 30, 2022, Trevor R. Milton, our founder and former executive chairman, beneficially owned, directly or indirectly, approximately 11.5% of our outstanding common stock. In connection with his departure in September 2020, for a period of three years from September 20, 2020, Mr. Milton has agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock in the aggregate, together with shares held by his affiliates and associates, (ii) propose or effect any extraordinary transaction with respect to us, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of our board of directors, or (v) submit any stockholder proposal. In addition, for a period of three years from September 20, 2020, Mr. Milton has agreed to vote his shares of our common stock (x) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (y) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting. These standstill and voting restrictions could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of our executive officers and directors and their affiliates.
It is not possible to predict the actual number of shares we will sell under the Tumim Purchase Agreements, or the actual gross proceeds resulting from those sales.
On June 11, 2021, and September 23, 2021, we entered into the First Tumim Purchase Agreement and Second Tumim Purchase Agreement, respectively, with Tumim, pursuant to which Tumim committed to purchase up to an aggregate of $600.0 million in shares of our common stock, subject to certain limitations and conditions set forth in the applicable agreement.
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
Risks Related to Operating as a Public Company
We incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
We incur increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time-consuming and costly. It may also be more expensive for us to obtain director and officer liability insurance.
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have compiled the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. As we acquire companies such as our recent acquisition of Romeo, we will need to establish adequate controls and integrate them into our internal control system. We need to maintain and enhance these processes and controls as we grow and we have required, and may continue to require, additional personnel and resources to do so.
During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls, our management will be unable to conclude that our internal control over financial reporting is effective. Our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal control over financial reporting every fiscal year. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
If we are unable to conclude that our internal control over financial reporting is effective, or if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline, subject us to litigation, and negatively affect our ability to access the capital markets. Internal control deficiencies have in the past and may in the future result in the restatement of our financial results.
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
The trading price of our common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the trading price of our common stock declined following the release of the short seller article, which contains certain allegations against us. Other factors that may cause our stock price to fluctuate include, but are not limited to:
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
The closing price of our common stock on Nasdaq ranged from $2.88 to $79.73 following the closing of the Business Combination on June 3, 2020 through October 31, 2022. In September 2020, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including the COVID-19 pandemic and the war in Ukraine, may seriously affect the market price of our common stock, regardless of our actual operating performance.
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
The trading market for our common stock depends in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock, change their price targets, issue other unfavorable commentary or cease publishing reports about us or our business. For example, in September 2020, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
As a result of a restatement in 2021, our warrants are classified as liabilities. Under this accounting treatment, we are required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our warrants and that such gains or losses could be material.
Risks Related to our Recently Completed Acquisition of Romeo
We may be unable to successfully integrate Romeo into our business and may fail to realize any or all of the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected.
Even though Romeo was a supplier of battery modules which it in turn assembled into battery packs designed by us, both companies previously operated independently and manufacture different products. The success of the merger will depend, in part, on our ability to successfully integrate Romeo’s businesses into Nikola, our ability to successfully manufacture Romeo’s battery products, and realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies, from the merger, in a manner that does not materially disrupt existing customer, supplier and employee relations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of our common stock may decline.
The integration of Romeo into our business may result in material challenges, including, without limitation:
•the diversion of management’s attention from ongoing business concerns;
•managing a more complex combined business;
•expanding operations to manufacture Romeo’s battery products and overcoming our lack of manufacturing experience related to such products;

•maintaining employee morale, retaining key Romeo employees and the possibility that the integration process and organizational changes may adversely impact the ability to maintain employee relationships;
•transitioning Romeo’s existing customers to new suppliers, and maintaining business and operational relationships, including suppliers, collaboration partners, employees and other counterparties;
•risks related to Romeo’s existing customer contracts and disputes with customers;
•the integration process not proceeding as expected, including due to a possibility of faulty assumptions or expectations regarding the integration process or Romeo’s operations;
•risks related to litigation, disputes, investigations or other events that could increase our expenses, result in liability or require that we take other action;
•consolidating corporate, administrative and compliance infrastructures and eliminating duplicative operations;
•coordinating geographically separate locations;
•unanticipated issues in integrating information technology, communications and other systems; and
•unforeseen expenses, costs, liabilities or delays associated with the merger or the integration.
Many of these factors are outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected cost savings or synergies and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.
We anticipate recording an impairment charge on Romeo’s assets as of September 30, 2022. Such potential charge would decrease and may eliminate the amount of bargain purchase price gain on the acquisition. The actual amount of the impairment charge and its effect on bargain purchase price gain is not known at this time.
Our future results may be adversely impacted if we do not effectively manage our battery pack production following the completion of the merger.
As a result of the acquisition, we are manufacturing a component that we have not manufactured before, and the component is critical to our ability to manufacture and deliver our trucks in the quantities and on the timeframes we expect. We may require a higher level of overhead than currently anticipated. Our ability to successfully manage this new aspect of our business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of Romeo into us, but also the increased scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful in manufacturing battery packs or that we will realize the expected operating efficiencies, cost savings and other benefits anticipated from the merger.
We may be unable to successfully manufacture Romeo’s battery products, which could materially adversely affect our business, financial condition and results of operations.
The manufacturing process of battery products is complex, highly technical and can be subject to supply chain disruptions and component shortages. The machinery involved in the manufacturing of battery products consists of many components that are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations. We will have to learn how to operate software and hardware that is highly technical and complex. Such hardware and software may require modification and updates over the life of a battery pack and may contain errors, bugs or vulnerabilities, which we may not know how to properly respond to. Due to the high energy density inherent in lithium-based batteries, the manufacturing process can pose certain safety risks, including the risk of fire and accidents causing death, personal injury or property damage can occur, such safety risks are heightened to due to our lack of experience in manufacturing such products. Since the battery packs are manufactured in a single manufacturing facility, if such facility becomes inoperable due to any of these risks, we will not be able to produce any battery products. If we fail to successfully manufacture Romeo’s battery products, incur delays in production or manufactures battery products containing defects or any other failure of the battery products, our reputation may be harmed, and we may experience delivery delays, product recalls, negative publicity, product liability claims, all of which may materially adversely affect our business, financial condition and operating results. The occurrence of any one of these events could ultimately disrupt or delay the production of our trucks.

ITEM 6. EXHIBITS

Exhibit No.		Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of July 30, 2022, by and among Nikola Corporation, J Purchaser Corp. and Romeo Power, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2022).

3.1
Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239185) (as amended, the “Resale S-1”)).

3.2
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Nikola Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed August 29, 2022).

3.3		Amended and Restated Bylaws (as amended as of May 31, 2022) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2022).
4.1
Indenture (including form of Note), dated June 1, 2022, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2022).

10.1
Tender and Support Agreement, dated as of July 30, 2022, by and between Nikola Corporation and certain stockholders of Romeo Power, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2022).

10.2
Loan and Security Agreement, dated as of July 30, 2022, by and among Nikola Corporation, Romeo Power, Inc., and Romeo Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 2, 2022).

10.3	#
Amendment to Executive Employment Agreement by and between Nikola Corporation and Michael Lohscheller dated August 15, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.4	#
Amendment to Executive Employment Agreement by and between Nikola Corporation and Kim J. Brady dated August 15, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.5	#
Amendment to Executive Employment Agreement by and between Nikola Corporation and Britton M. Worthen dated August 15, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.6	#
Amendment to Executive Employment Agreement by and between Nikola Corporation and Pablo M. Koziner dated August 15, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.7	#
Amendment to Executive Employment Agreement by and between Nikola Corporation and Joseph R. Pike dated August 15, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.8	#
Executive Employment Agreement by and between Nikola Corporation and Carey Mendes dated August 30, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 6, 2022).

10.9	*	First Amendment to Technical Services Agreement by and between Nikola Corporation and Iveco S.p.A., a Società per Azioni, dated June 17, 2022.
10.10	+	First Amendment to S-Way Platform and Product Sharing Contract by and between Nikola Corporation and Iveco S.p.A., a Società per Azioni, dated June 17, 2022.
10.11	* +	First Amendment to Nikola Technology License Agreement by and between Nikola Corporation and Nikola Iveco Europe GmbH (former Nikola Iveco Europe B.V.), dated June 17, 2022.
10.12	+
First Amendment to Iveco Technology License Agreement by and among Nikola Corporation, Nikola Iveco Europe GmbH (former Nikola Iveco Europe B.V.), and Iveco S.p.A., a Società per Azioni dated June 17, 2022.

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
* Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Nikola Corporation agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.
+ Certain confidential information – identified by a bracketed asterisk “[*]” – has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K. Nikola Corporation agrees to furnish supplementally a copy of an unredacted copy to the SEC upon request.

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
Date: November 3, 2022