Form 10-K
period 2022-12-31
Nikola Corp
filed 2023-02-23
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number 001-38495
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $18.06 for shares of the Registrant’s common stock as reported by The Nasdaq Stock Market LLC, was approximately $1.3 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 554,359,798 shares of common stock as of February 20, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2023 Annual Meeting of Stockholders.

Forward-Looking Statements
This report contains forward-looking statements that are not historical facts. When used in this report, words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” "could," “plan,” “predict,” “potential,” "target," "goal," "strategy," “seem,” “seek,” “future,” “outlook,” and similar expressions are intended to identify forward looking statements. These are statements that that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding the company’s expectations regarding its business and the potential benefits received from the planned integrated offering of trucks and fueling solutions, including the Tre FCEV and mobile fuelers, and its belief that its integrated fueling and charging systems is the key differentiator and will create competitive benefits; the potential benefits received from the company’s hydrogen production, offtake, distribution and dispensing plans; the expected performance and specifications of company vehicles and hydrogen production, distribution and fueling solutions; the benefits and attributes of the company's business model and strategy; the company’s expectations regarding its projected truck builds and related specifications; the company’s expectations for its trucks and market acceptance of electric trucks; expected benefits of the company’s strategic partnerships;
i

the company’s plans with respect to its maintenance and service program; expectations regarding the acquisition of Romeo Power, Inc., or Romeo, and the potential benefits and liabilities related to the transaction; beliefs regarding our competitiveness; and market opportunity. These statements are based on various assumptions, whether or not identified in this report, and on the current expectations of management and are not predictions of actual performance. These assumptions include our financial and business performance; expected timing with respect to the build out of our manufacturing facilities, joint venture with Iveco and production and attributes of our BEV and FCEV trucks; expectations regarding our hydrogen fuel station rollout plan; timing of completion of validation testing, volume production and other milestones; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the execution of definitive agreements with our business partners and the success of our planned collaborations; the cancellation of orders; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the outcome of any known and unknown regulatory proceedings; our business, expansion plans and opportunities; our ability to achieve the intended benefits of our acquisition of Romeo, and liabilities associated with the acquisition; our ability to achieve cost reductions for our vehicles; customer demand for our trucks; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
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
•We are an early stage company with a history of losses, expect to incur significant expenses and continuing losses for the foreseeable future, and there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next 12 months from the date of this report.
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
•Our future success is dependent upon the trucking industry's willingness to adopt BEV and FCEV trucks and timing of the adoption.
•We may not be able to market and sell our vehicles successfully.
ii

•Our future bundled lease model may present unique problems that may have an adverse effect on our operating results and business and harm our reputation.
•We may face legal challenges in one or more states attempting to sell directly to customers which could materially adversely affect our costs.
•We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.
•Our success will depend on our ability to economically manufacture our trucks at scale and develop hydrogen fueling infrastructure to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to customers on schedule and at scale is unproven.
•We may experience significant delays in the design, manufacture, launch and financing of our trucks, which could harm our business and prospects.
•Our plan to build a network of hydrogen fueling stations will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our FCEV trucks. In addition, we may not be able to open fueling stations in certain states.
•We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling stations.
•Our inability to cost-effectively source the energy requirements to conduct electrolysis at our fueling stations may impact the profitability of our proposed bundle leases by making our hydrogen uneconomical compared to other vehicle fuel sources.
•Reservations for our trucks are cancellable.
•Collaboration with strategic partners is subject to risks.
•We are or may be subject to risks associated with strategic alliances or acquisitions.
•We identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results.
•We may be unable to successfully integrate Romeo into our business and may fail to realize any or all of the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected.
iii

PART I

Item 1. Business
Company Overview
Who We Are
Our vision is to be the zero-emissions transportation industry leader. We plan to realize this vision through world-class strategic partnerships, groundbreaking research and development, and a revolutionary business model.
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
We are a technology innovator and integrator, working to develop innovative energy and transportation solutions. We are pioneering a business model that will enable customers to integrate next-generation truck technology, hydrogen fueling and charging infrastructure, and related maintenance. By creating this ecosystem, we and our strategic business partners and suppliers expect to build a long-term competitive advantage for clean technology vehicles and next generation fueling solutions.
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
We believe the key differentiator of our business model is our planned hydrogen fueling ecosystem, which includes (1) hydrogen production and hydrogen procurement, (2) hydrogen distribution, and (3) hydrogen storage and dispensing. Historically, investing in alternative fuel vehicles has represented a high risk for both original equipment manufacturers, or OEMs, and customers due to the uncertainty of the fueling infrastructure. Existing fuel providers have limited incentive to deploy the required resources and capital to develop an alternative fuel infrastructure due to a lack of known demand. The inability to tackle both sides of this equation has prohibited hydrogen from reaching its full potential. Our approach aims to solve this "chicken or the egg" problem, by pairing dedicated fueling demand from our FCEV trucks to the refueling infrastructure to reduce the risk of developing the infrastructure while giving our customers the assurance that fuel will be available where and when they need it. We believe this strategy could help unlock hydrogen's potential as the fuel of the future.
For FCEV customers, we may offer a bundled lease model, which would be inclusive of the cost of the truck, hydrogen fuel, and maintenance. We expect that our go-to-market strategy would offer a fixed price per mile through a bundled lease to our customers, although alternative structures may be available, especially in the early stages of the FCEV roll-out. Our future bundled lease model has the potential to de-risk infrastructure development by locking in fuel demand from our dedicated route customers. This locked in demand is intended to ensure high station utilization. For the BEV, we offer both direct sale and lease models through our dealer network.
We believe our hydrogen fueling ecosystem will provide a competitive advantage and help accelerate the adoption of our FCEV. We believe our product portfolio and planned hydrogen fueling ecosystem will provide a key strategic advantage that differentiates us from competitors and will allow us to provide significant and valuable innovation to the global heavy-duty commercial vehicle market and the related fueling and maintenance markets.
Market
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
Shift to Zero-Emission Vehicles and U.S. Market Policy Trends
Diesel vehicles are a major source of harmful air pollutants and GHG emissions. The associated local air pollution, particulates of oxides of nitrogen and particulate matter emissions, negatively impacts health and quality of life. Additionally, diesel exhaust has been classified as a potential human carcinogen by the EPA and the International Agency for Research on Cancer. Studies done on exposure to high levels of diesel exhaust indicate a greater risk of lung cancer.
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
The following are recent policy trends and initiatives that have been enacted or are in development, which promote the growth of zero-emission trucks and infrastructure and the development of a national hydrogen economy.
Federal Policy
•President Biden signed the $773 billion Inflation Reduction Act, or IRA, into law in August 2022. The legislation included $500 billion in new spending and tax breaks that aim to boost clean energy, reduce healthcare costs, and increase tax revenues. The IRA directs nearly $400 billion in federal funding to clean energy, with the goal of substantially lowering the nation’s carbon emissions by the end of this decade. The funds will be delivered through a mix of tax incentives, grants, and loan guarantees. Clean electricity and transmission command the biggest slice, followed by clean transportation, including electric-vehicle (EV) incentives. The majority of the energy and climate funding is in the form of tax credits. Corporations are the biggest recipient, with an estimated $216 billion worth of tax credits. These are designed to catalyze private investment in clean energy, transport, and manufacturing. Many of the tax incentives in the bill are direct pay, meaning that an entity can claim the full amount even if its tax liability is less than the credit. The U.S. Department of Energy’s Loan Program Office received roughly $12 billion to expand its existing loan authority by tenfold and create a new loan program capped at $250 billion to upgrade, repurpose, or replace energy infrastructure.
•In September 2022, the U.S. Department of Energy (DOE) opened a $7 billion funding opportunity to establish 6-10 clean hydrogen hubs across the country and form a critical arm of America's future clean energy economy. As part of a larger $8 billion hydrogen hub program funded through the Bipartisan Infrastructure Law, the hydrogen hubs are intended to be a central driver in helping communities across the country benefit from clean energy investments, good-paying jobs, and improved energy security. Clean hydrogen hubs will create networks of hydrogen producers, consumers, and local connective infrastructure to accelerate the use of hydrogen as a clean energy carrier that can deliver or store large amounts of energy. The production, processing, delivery, storage, and end-use of clean hydrogen, including innovative uses in the industrial sector, are crucial to DOE’s strategy for achieving President Biden’s goal of a 100 percent clean electrical grid by 2035 and net-zero carbon emissions by 2050.

State Policy
•California governor Gavin Newsom released his 2023-2024 state budget proposal, which delays and reduces investment in important climate initiatives such as rooftop solar and building decarbonization but maintains critical funding in water and clean energy programs. During the last two budget cycles, the state of California committed $54 billion over five years for climate priorities. Despite negative economic projections, the governor proposed maintaining $48 billion of these investments.
•The governor's proposal continues critical investments in water recycling, zero emission vehicles, charging infrastructure, and clean energy resources, though each of these areas would endure a modest cut. The governor maintains the $100 million initial investment in reliable clean energy resources that will be crucial to ensuring a resilient electricity grid.
•The budget maintains $8.9 billion (89 percent) of ZEV investments with a focus on communities that are the most affected. This includes targeted investments in disadvantaged and low-income communities by increasing access to the benefits of clean transportation and by continuing to decarbonize California’s transportation sector and improve public health.
•The budget includes $2.5 billion of General Fund reductions across various ZEV programs, which are partially offset by approximately $1.4 billion in fund shifts to Cap and Trade funds. Further, the Administration intends to pursue additional federal funding to help offset the decrease in state funds. For example, the federal IRA includes $100 billion to states for clean energy and climate investments. The budget also includes a mechanism to allocate any additional discretionary Cap and Trade auction proceeds towards ZEV programs. Additionally, the Newsom Administration intends to work with the Legislature to reauthorize Chapter 401, Statutes of 2013 (AB 8) to provide continued funding for clean transportation programs. Heavy-Duty Zero-Emission Vehicles and Supporting Infrastructure will include a reduction of $1.5 billion from the General Fund, which is partially offset by a shift of $839 million to the Greenhouse Gas Reduction Fund. This maintains approximately $5.3 billion (89 percent) for programs that support drayage, transit and school busses, and port ZEVs and infrastructure. The proposed budget is expected to be voted on by the state legislature in the summer of 2023.
•Several states have moved to adopt California’s “Advanced Clean Trucks” (ACT) rule (MY 2024) including Oregon (MY 2025), Washington (MY 2025), New Jersey and New York (MY 2025), Massachusetts (MY 2025), and Vermont (MY 2026). The state of Colorado is currently drafting rule language and anticipates beginning implementation of the rule for MY 2027. Additional states advancing the ACT rule with preliminary rulemaking processes are Connecticut, Maine, Maryland, North Carolina, and Rhode Island.
•In Connecticut, in response to the budget request of Governor Ned Lamont, legislators have introduced HB 5039 an “Act Concerning Medium and Heavy-Duty Vehicle Emissions Standards. The bill currently sits in the Joint Committee on the Environment. Regulators in Maine are examining the ACT rule and formal rulemaking is pending. Legislators in Maryland have introduced the Zero-Emission Truck Act (HB 230/SB 224). The bill would require the Maryland Department of Environment to adopt the Advanced Clean Truck Rule by the end of 2023.
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
•The implementation of Washington’s Clean Fuels Program will be linked to existing low carbon fuel standard, or LCFS, programs in Oregon and California, which is expected to create a west coast market for biofuels and other low-carbon transportation fuels, as well as a potential regional market for LCFS carbon reduction credits driving demand for zero-emission vehicles. These western states will connect up to British Columbia, Canada, which also maintains a LCFS program creating an opportunity for zero-emissions North American freight movement along the west coast of the United States into Canada.
•Additional states considering carbon or renewable fuel standard programs include Colorado, New Mexico, Minnesota, Massachusetts, and Pennsylvania. The Midwestern Clean Fuels Policy Initiative aims to create a market specifically for regional clean fuel producers that simultaneously delivers environmental and economic benefits, and includes the states of Minnesota as well as Iowa, Wisconsin and Illinois. South Dakota and Nebraska are also evaluating the role of such programs in their states.

•The state of New York’s Climate Action Council adopted a new “Cap-and-Invest Program” to allow the state to make more critical investment in the clean energy transition. It is also envisioned to support vulnerable and disadvantaged communities amid the rising energy prices. New York has been taking one of the most ambitious efforts in the United States to address the climate crisis. The state aims to achieve its mandate of 40% emissions reduction by 2030, and at least 85% by 2050 from 1990 levels.
•The state of Oklahoma passed several pieces of legislation impacting heavy transportation electrification and advancing a hydrogen economy, including Senate Bill 1857, which allows hydrogen fuel cell vehicles to be included in an income tax credit for qualified clean-burning vehicles at $100,000 per vehicle effective January 1, 2023 or can be applicable towards 45% of infrastructure costs.
Other Policy Items
•CALSTART, Clean Cities and clean air groups maintain activity and advocacy efforts to advance zero-emission transportation technologies. Hydrogen coalitions and stakeholder groups have become increasingly relevant at the national and state levels. For example, the Clean Hydrogen Future Coalition and Fuel Cell Hydrogen Energy Association were proactive in advancing and supporting key tax credits impacting hydrogen production and infrastructure in the IRA. The California Hydrogen Business Council, Renewable Hydrogen Alliance (Pacific Northwest), Midwest Hydrogen Coalition, and the Texas Hydrogen Alliance continue to impact state and regional policies as well as additional coalitions which have developed across the country that are preparing to submit full applications to the DOE in April 2023. We are engaged with approximately 8 coalition hubs that have submitted project plans to the federal government to deploy hydrogen trucks and commercial hydrogen stations in regions across the country.
•Efforts continue by utilities across a number of states focusing on transportation electrification planning, grid modernization efforts, including energy storage targets, innovative pilot programs, advanced rate design pilots, electric grid resilience, battery storage deployments and emerging discussion around hydrogen as a potential clean energy source.
Given our product portfolio, we believe we are well suited to take advantage of currently funded government programs, tax credit and incentive programs to be implemented by the Bipartisan Infrastructure Law (BIL) and the IRA that impact us across several key business pillars: vehicles, infrastructure, fuel production and battery manufacturing.
Zero-Emission Vehicle Incentive Programs
In addition to the policy initiatives discussed above, there are vehicle specific incentive programs aimed to help lower the upfront or operational costs of zero-emission vehicles. For example, we believe funding programs like California’s Hybrid Zero Emission Truck and Voucher Incentive Project, or HVIP, and New York’s Truck Voucher Incentive Program, or NYTVIP, will play an important role in the adoption of our zero-emissions BEV and FCEV trucks.
On November 17, 2022, the California Air Resources Board approved the FY22-23 Funding Plan for Clean Transportation Incentives, which includes policy changes and an allocation of over $1.7 billion to be administered by HVIP.
The California Air Resources Board, or CARB, recently issued a Zero-Emission Powertrain (ZEP) Executive Order for Nikola’s Tre FCEV model to be eligible for CARB’s Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) program. We have submitted an application for eligibility of our Tre FCEV as an authorized vehicle under the HVIP program for a base incentive amount valued at $240,000 per FCEV truck. Subject to final HVIP approval, purchases of the Tre FCEV in 2023 will be able to qualify for a base incentive valued at $240,000 per truck; $270,000 per truck for drayage fleets; or up to $288,000 per truck for fleets with (i) 10 trucks or less, (ii) performing drayage operations, and (iii) located within a disadvantaged community area. In addition, under the HVIP program our Tre BEV is eligible for a base incentive amount of $120,000, or $150,000 for drayage fleets. In addition to the funding provided by HVIP, purchasers of our Tre BEV and FCEVs will also qualify for an additional $40,000 in clean commercial vehicle tax credits in 2023 from the federal government due to the passage of the IRA. Our Tre BEV is also approved for the New York Truck Voucher Incentive Program ("NYTVIP"), and is one of the first zero-emission Class 8 truck registered in the program. Participation in both programs provides opportunity for Nikola’s Tre BEV to penetrate markets on both the West and East Coasts, with approval currently pending for the Tre FCEV in California.
Additionally, New Jersey’s voucher program, “NJZIP” has expanded the eligibility of vehicles for participation in the program to Class 8 trucks, allowing purchasers of our Tre BEV in New Jersey to benefit from this program by receiving a $175,000 voucher. Pennsylvania recently approved the Medium and Heavy-Duty Zero-Emission Vehicle (MHD-ZEV) Fleet Pilot Grant – a new $12.7 million grant funding opportunity through their Driving Forward initiative providing an incentive up to 75% of the cost of the truck and up to 100%, if located in an economically distressed area. Texas also recently updated funding amounts for new zero-emission trucks its Rebate Grants Program to $150,000 per truck under the Texas Environmental Reduction Plan program (TERP). The MOR-EV Trucks Program in Massachusetts offers rebates for Class 8 trucks for public and private purchases or leasing of qualified new vehicles up to $90,000 registered in the Commonwealth and maintained for at least 48 months. Rebates apply to both individual vehicles and fleet acquisitions. An additional 10% may be added to the currently available incentive block value for vehicles above 14,000 pounds GVWR if the vehicle is registered in or will operate more than 50% of the time within census block groups that meet the State's Environmental Justice Income Criteria.
There can be no assurances that our efforts to take advantage of any of the above or other grants, tax credits or incentives will be successful or have a material effect on our business, or that any incentives with respect to our vehicles will continue to remain in effect. The loss or absences of these or other grants, credits or incentives could have a material adverse effect on demand for our trucks, our ability to develop our refueling infrastructure and our business and prospects.
Industry and Competition
In the highly competitive trucking industry, when choosing between truck models that meet their technical and safety requirements, customers typically base their purchasing decision on total cost of ownership, or OCs. OCs is the total cost of owning the truck through its lifecycle, including lease cost or purchase payment, fuel cost, service, and maintenance. According to ACT Research, traditionally, OCs for diesel trucks (excluding driver wages, benefits, and insurance), is typically broken down into cost of fuel (approximately 50%), purchase or lease payments on truck (approximately 22%), and repairs and maintenance (approximately 28%).
According to ACT Research, historically, diesel fuel comprises 40% to 60% of OCs, depending on prevailing diesel fuel prices. With the incumbent ICE technology, fleet operators are also forced to accept volatility in their largest cost component, creating risk and uncertainty.
Competition in the Class 8 heavy-duty truck industry is intense as new regulatory requirements for vehicle emissions, technological advances, and shifting customer demands are forcing the industry to evolve towards zero-emission solutions. We believe the primary competitive factors in the Class 8 market include, but are not limited to:
•need for a reliable solution;
•total cost of ownership;
•availability of charging or re-fueling network;
•service availability and quality;
•product performance;
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

Although we do not have the same name recognition or operating history as most of our competition, we believe that our focus on delivering zero tail pipe emissions Class 8 trucks, and innovative charging and fueling solutions, along with a strong service and dealer network, provides us with a head start that is not burdened by legacy infrastructure and product portfolios.
BEV Competition
Daimler, Volvo, Tesla as well as other automotive manufacturers, have announced their plans to bring Class 8 BEV trucks to the market over the coming years. Other competitors include BYD, Peterbilt, XOS, Lion, Hyliion, and potentially Cummins. We believe all of these competitors are in various stages of rolling out their vehicles, including pilot programs and providing test vehicles to customers. We believe that we compete favorably with our competitors.
FCEV Competition
Due to higher barriers to entry, there are fewer competitors in the FCEV Class 8 market as compared to BEV market. However, Hyundai and Toyota have chosen to focus their efforts on FCEV as the powertrain of the future. Hyundai has announced plans to offer FCEV trucks and invest in hydrogen stations for refueling. Toyota is collaborating with Kenworth on developing trucks and hydrogen fueling infrastructure. Daimler and Volvo announced a proposed joint venture to develop fuel cell systems for heavy-duty trucks. Other potential competitors include Navistar, Hino and Hyzon.
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
The electrical propulsion of our BEV and FCEV trucks has a modular design which allows the batteries and associated controls to be configured to either a BEV or FCEV propulsion. Our architecture inside the centralized e-axle is configured for the appropriate power needs for the BEV and FCEV for a wide range of applications. Our cab-over design is expected to allow us to address both the European and North American markets which provides engineering and manufacturing synergies.
We also plan to announce Level 2 (L2) autonomous driving projects in the near future that will increase driver safety, reduce accidents and operational cost. A longer-term benefit of an L2 autonomous truck may be a relaxation of the hours of service restrictions, increasing the opportunity for using FCEV trucks for longer continuous hauls.

Nikola's Class 8 BEV - Nikola Tre
The Nikola Tre Class 8 truck is a purpose built zero-emissions truck based on the S-WAY cab and chassis licensed from Iveco. Nikola has developed and integrated our electrified propulsion, technology, vehicle controls and infotainment. In addition, we redesigned many of the high-visibility components and body panels of the S-WAY truck and added several new interior features including a digital cockpit with an infotainment screen, instrument cluster, steering wheel, and new seats. The cab-over design is desirable for city center applications due to shorter vehicle length, improved maneuverability, and better visibility. We are marketing the Nikola Tre BEV for short and medium-haul applications in North America and Europe.
The BEV version of Nikola Tre is one of the first in production zero emission Class 8 trucks to market. BEV trucks run on a fully electric drivetrain powered by rechargeable batteries. Our BEV has a range of up to 330 miles and is designed to address the short and medium-haul market. During the initial roll-out, most of our customers indicated that they intend to charge at their terminal. To help facilitate this, along with our dealer network and key partners, we provide consulting expertise and, as required, mobile charging products and services intended to ensure charging is available.
Sales of the Nikola Tre BEV began in the second quarter of 2022 in the U.S.

Nikola's Class 8 FCEV - Nikola Tre
FCEV trucks use hydrogen fuel cells on-board to convert hydrogen into electricity supplying power to both the electric motors to propel the truck or to charge the high voltage battery. The fuel cell generates electricity through a chemical reaction, supplied from on-board hydrogen tanks, and oxygen from the atmosphere. A much smaller battery (compared to our BEV) provides supplemental power to the drivetrain, and stores energy recovered during regenerative braking. The voltage and charge of the battery are maintained through a combination of power supplied from the fuel cell and energy captured through regenerative braking.
Our FCEV trucks are intended to address the longer-term opportunity by combining our fuel cell technology and our strategy of a network of hydrogen stations across North America.
The Nikola Tre FCEV is targeted for medium missions ranging up to 500 miles per fill of the hydrogen tanks. Its scalable architecture is expected to address the majority of the North American Class-8 day cab market. The Tre FCEV leverages the Tre BEV platform with modifications for hydrogen fuel cell operation, improved aerodynamics, and light-weighting. The Nikola Tre FCEV is expected to launch in 2023 with sales to fleets anticipated to begin in the third quarter of 2023.
Additionally, in North America, we are developing a long-haul sleeper cab FCEV truck platform. The long-haul sleeper cab FCEV is targeted for long-haul missions with an expected operational range up to approximately 900 miles. This configuration would allow for longer operation between fueling and is specifically targeting long-haul applications and extended highway operation. The launch date for this program will be announced in the future.

Nikola Energy
Energy Overview
We believe that our energy business, which is comprised of our planned hydrogen fueling ecosystem, and planned integrated BEV charging solutions, is a key differentiator that has the potential to create long-term competitive benefits. We believe the passage of the IRA in 2022 provides strong support, through regulatory incentives, for our integrated energy and vehicle business model. We have recently launched a new brand for our hydrogen energy business called HYLA, which we believe will create further differentiation and competitive advantage for our integrated energy business model. The zero emissions heavy duty truck market currently lacks sufficient infrastructure and we believe that companies that are able to provide both the vehicles and energy infrastructure solutions will capture market share and value.
Our energy business model is expected to rely heavily on our energy business partners. We believe we have established strong business partnerships that bring significant resources and capabilities that complement our own capabilities to create strategic benefits as we look to create the next generation fueling infrastructure.
•Integrated Hydrogen Fueling Ecosystem – For FCEV fueling, our energy business unit is responsible for securing supply of low carbon hydrogen and distributing the hydrogen supply through the full value chain, until the fuel is dispensed into FCEV trucks. This unit is also responsible for the monetization of regulatory incentives and credits through the value chain.
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
We believe that infrastructure for BEV and FCEV trucks will be critical for mass adoption. Our energy business unit aims to provide fueling infrastructure to both Nikola and non-Nikola branded FCEV and BEV trucks. We believe this will enable us to be well positioned to capture different channels of value in the market.

Hydrogen Fueling Ecosystem (HYLA Brand)
We are in the early stages of developing a hydrogen fueling ecosystem in North America and Europe to support FCEV customers and capture first mover advantage with respect to next generation fueling infrastructure. We are partnering throughout the hydrogen ecosystem with the goal of increasing speed to market and reducing capital expenditures related to next generation fueling infrastructure.
We view the hydrogen fueling ecosystem in three main sectors: hydrogen supply, hydrogen distribution, and hydrogen storage and dispensing, each with the potential to generate separate margins for us and our hydrogen ecosystem partners.
Hydrogen Supply
We expect to source low carbon hydrogen supply by leveraging multiple hydrogen production models including on-site production, large-scale "hub" production, or other alternative hydrogen production or procurement. We expect the hydrogen solution utilized by us in each case will depend on the unique characteristics near each potential station location and customer needs.
We announced our intention to secure up to 300 metric tons per day of hydrogen supply by 2026 in the U.S. and Canada, which is intended to support the deployment of our trucks. We expect to leverage multiple ownership structures where we either fully or partially own, or do not own hydrogen production assets. In cases where we are able to source hydrogen supply, without ownership of hydrogen production assets, we expect to enter into long-term supply contracts where our costs and surety of supply are well-defined.
We are doing this through strategic partnerships with a number of partners who are also interested in developing hydrogen ecosystem. We made several announcements in 2022 about hydrogen supply strategic partnerships agreements, memorandums of understanding and letters of intent, including those with E.ON in Europe, Plug Power, Fortescue Future Industries, Linde and other supply partners who we expect will help us underpin the supply needs for our hydrogen business. We have also announced progress on the Phoenix Hydrogen Hub (PHH) with milestones reached on securing land in the City of Buckeye, Arizona as well as progress on permitting and securing long lead equipment.
We intend to produce or procure the lowest carbon content hydrogen available while also ensuring a hydrogen supply that is safe, reliable, and economical. We expect hydrogen fuel will be produced off-site at production facilities, "hubs" and distributed to nearby fueling stations under a supply "hub and spoke" structure. We intend to secure supplies of low carbon hydrogen manufactured through a variety of technologies including electrolysis, steam methane reforming with carbon capture , autothermal reforming, pyrolysis among others. These technologies have improved over time and costs are decreasing. We also expect new technologies will be developed in the future, which we plan to consider employing as they become available.
Where the production pathway employed produces carbon emissions, we intend to use carbon capture technologies to utilize or sequester it where possible or economically feasible.
Hydrogen Distribution
We expect hydrogen distribution to play a key role in the hydrogen fueling ecosystem. We intend to collaborate with strategic partners or develop distribution capabilities to enhance value through the hydrogen fueling ecosystem. The hydrogen distribution network may include delivery and logistics of liquid, gas, and/or dissolved hydrogen distribution via tractor trailer, rail, pipeline, ship, or other methods of distribution. We and our partners will likely leverage multiple hydrogen distribution models in an effort to ensure efficient hydrogen distribution throughout the ecosystem.
Hydrogen Dispensing and Storage
We intend to collaborate with strategic partners and to develop hydrogen storage and dispensing solutions comprised of fixed heavy duty hydrogen stations and mobile hydrogen fueling assets. Each "base" dispensing station is currently expected to contain ample on-site hydrogen storage and to be capable of dispensing up to 4,000 to 8,000 kgs of hydrogen per day. Each 4,000 kg per day dispensing station could potentially support approximately 100 FCEV trucks per day.
Our base stations are expected to contain heavy-duty (for commercial trucks) and light-duty (for vehicles) hydrogen fueling dispensers. We also plan to install electric fast charging to support BEV trucks.
Early dispensing stations could be smaller or larger depending on the unique characteristics of each site, including near-term and long-term customer demand, availability of hydrogen supply, land, and other relevant factors. We expect to have the first station completed and available to customers in the fourth quarter of 2023 in Ontario, California.

We expect to leverage multiple structures for our dispensing station go-to-market strategy including stations wholly-owned, partially-owned, or not owned by us.
Flexible Mobile Fueling Solutions
To facilitate customer demonstrations, and to accelerate adoption of our BEV and FCEV trucks, we have developed mobile charging infrastructure that provides transitional charging (for BEV) or mobile hydrogen storage and dispensing (for FCEV) that can support customer fueling needs as fixed infrastructure is being developed and commissioned. In 2022, we announced the successful commissioning of the first HYLA 700 bar pressure hydrogen mobile fueler capable of fast back-to-back truck fueling. Since then, we have commissioned another HYLA fueler and expect to deliver 2 more in 2023. Coupled with our hydrogen tube trailer with a 960 kg capacity, this is expected to allow customers to refuel trucks back-to-back to back. Our first mobile fueler has completed commissioning, testing, and was released for operation by our truck validation team that is completing winter testing in Michigan with the Tre FCEV. We also have strategic partnerships with a number of third party mobile fueling suppliers and believe we have secured sufficient fuelers to help support our truck deployment plan.
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
BEV Charging Solutions
Early customers and potential customers indicated a preference to charge BEV trucks at their terminal or depot. To facilitate this, we, along with our dealer network and partners, intend to provide charging infrastructure, consulting advisory, and, if required, products and services intended to ensure charging availability. Our solutions are focused in two key areas, short-term mobile charging and long-term fixed infrastructure.
Mobile Charging
We have designed and built the mobile charging trailer, or MCT, as a solution to support both vehicle testing in remote locations without fixed utility infrastructure as well as to support initial operations at our customer locations. By using the MCT, we are able to facilitate customer demonstrations and adoptions by providing transitional charging at the same time as fixed infrastructure is prepared. Powered by either a mobile generator set or a direct 480V three phase utility connection, the MCT is able to provide emergency back-up charging to keep vehicles running during utility outages, as well as flexible capacity to meet demand fluctuations.
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
Infrastructure Development Coordinated with Truck Sales Strategy
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
We made progress in securing sites and developing stations in California and have announced 3 station locations in 2022. We expect these stations will supply fuel for our launch customers in those geographies that have dedicated routes, or significant activity in, California We plan on proceeding to build in phases to support customer demand and our planned FCEV production launch. Our station in Ontario California is expected to be completed in the fourth quarter of 2023.

We plan to strategically target other states that offer the right mix of product demand, supply of hydrogen, regulatory incentives, and other factors that allow us to offer customers our trucks at a total cost of ownership that can be competitive with diesel.
European Strategy
We view Europe as an attractive market to deploy truck sales and energy solutions. The European market has favorable regulatory mandates on reducing transport emissions as well as progressive incentives. Our truck manufacturing partnership with IVECO is expected to enable us to deploy our zero emissions truck into the market starting in 2024. We expect to build a European truck and energy business following a similar strategy outlined for the North America model, based on partnerships with energy suppliers and infrastructure partners. Several highly trafficked freight corridors exist in Europe, with logistics hubs in proximity to consumption centers, freight ports, and corridor crossroads. We plan to strategically deploy hydrogen stations and mobile fuelers along the key corridors and logistical hubs to maximize the efficiency of station and mobile fueler deployment. We expect that our ultimate station roll-out strategy and timing will also consider potential local incentives offered in Europe to facilitate an economically favorable station roll-out.
Hydrogen Ecosystem Partners
We have established strategic partnerships that we believe bring significant resources and capabilities that complement our own capabilities to create strategic benefits as we look to create the next generation fueling infrastructure. Collectively, we believe the strategic partnerships we have assembled provide building blocks necessary to develop, construct, and operate the fueling ecosystem of the future.
We believe the following strategic partnerships and collaborations provide us key competitive benefits and may allow us to become a leader in providing comprehensive, low cost, safe, reliable, and efficient hydrogen delivery systems to FCEV customers.
Production/Procurement Building Blocks
Wabash Valley Resources – Low Cost Third-Party Hydrogen Supply Agreement
On June 22, 2021, we entered into a Hydrogen Sale and Purchase Agreement, or Hydrogen Purchase Agreement, with Wabash Valley Resources, or WVR, pursuant to which WVR agreed to sell us, and we agreed to purchase from WVR, hydrogen produced from the facility being developed by WVR in West Terre Haute, Indiana, or the Plant. This is expected to allow us to liquify and deliver approximately 53 tonnes per day of low carbon intensity hydrogen.
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
Other Strategic Collaborations
In North America and Europe, we have strategic relationships with a number of leading companies in the production segment of the hydrogen market, including:
•Plug Power – Low carbon, cost effective hydrogen supply offtake agreement in North America
•Fortescue Future Industries – Low carbon, cost effective hydrogen supply offtake agreement in North America; under memorandum of understanding
•E.ON – European energy partner to support low carbon hydrogen supply
•TC Energy – Collaborating on development of hydrogen supply projects
Distribution Building Blocks
In North America, we have strategic partnerships with a number of companies in the distribution segment of the hydrogen market. These include strategic partnerships with Chart Industries, Certarus, Taylor Wharton, Plug Power, among others. These strategic partnerships have secured access to liquid hydrogen trailers that will transport hydrogen from production hubs to our dispensing stations as well as heavy duty hydrogen mobile fuelers. In Europe, our strategic partnerships with E.ON, OGE and GP Joule are intended to facilitate the development of energy infrastructure with strong European partners.
Dispensing Building Blocks
Travel Centers of America – Dispensing Station Partner with Access to Prime Re-fueling Locations
On April 22, 2021, we and Travel Centers of America, or TA, announced an agreement to collaborate on the installation of heavy-duty hydrogen fueling stations. The collaboration includes the development of a pilot station with the option to expand nationwide.
The first station is planned to be constructed at an existing TA-Petro location in California and is targeted to be commercially operational by the end of 2023. This station is expected to accelerate adoption of hydrogen fuel-cell-powered commercial electric trucks in California and is intended to support fueling for our launch customers. The launch stations are expected to enable operations of next generation fueling technology in and around the greater Los Angeles region. We have made progress on permitting the station and expect to complete construction later in 2023.
The hydrogen fueling station targeted by us and TA is expected to provide for an open fueling network available to any truck customer, and we intend to follow a common industry standard for heavy-duty fueling protocols, which is intended to ensure compatibility across hydrogen fuel-cell truck manufacturers.
Sales, Service, and our Dealer Network
Sales and Marketing
We take a customer focused, integrated solution approach with our go-to-market strategy to deliver trucks along with the infrastructure and service to support them. Across the product portfolio, we are commissioning studies, performing market and segmentation research, and, with the help of our growing dealer network, gathering end-user insights to focus our sales and marketing efforts. We are generating brand awareness not only through traditional marketing and social media, but also through direct customer meetings, industry events, and facility tours along with truck demos in Phoenix, Arizona and Ulm, Germany.
Service
A key requirement for our fleet customers is knowing there is an available service infrastructure for the maintenance, repair, and availability of parts for our vehicles. We are building a network of dealers, a robust preventative maintenance program, as well as several levels of service to support fleet complexity, application, and duty cycles.
We have assembled what we believe is a nimble and adaptable service, maintenance, and parts solutions for our vehicles, which is expected to include the following options:
•Electric vehicles have a system of sensors and controls that allow for precise monitoring of the vehicle and component operation performance. We intend to use this data to provide smart predictive maintenance, which is expected to decrease downtime and costs by identifying a potential problem before it results in a breakdown. Preventative maintenance is expected to be customized to match duty cycle and fleet applications.
•We plan to have the ability to provide over the air updates and software fixes when the vehicles are stopped. This could significantly reduce the time for repair, improve uptime, and continually monitor performance, efficiency, and overall utilization.
•In cases where a customer has their own maintenance expertise and infrastructure, we plan to identify and provide certification of technicians and procedures for items that can be maintained at their shops. This could include procedures such as tire changes, wearable parts, chassis, and brake services.
•In cases where the customer does not have a maintenance infrastructure or for more complex items, we utilize a dealer network for maintenance and warranty work. The network is expected to monitor day to day trip activity and incorporate support at the origin and destination for our truck routes. We also intend to support our partners with the latest diagnostic technologies like augmented reality and web-enabled video to support technicians for complex tasks or newly identified issues.
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
We opened the Nikola training academy facility in December 2021 on our Phoenix, Arizona campus. Through January 2023, approximately 150 Nikola and dealer technicians have been certified on level 1 training. Level 2 advanced training was launched in January 2023. Our training model will provide dealer technician training and certification on Nikola BEV and FCEV trucks. The current curriculum includes safety awareness, diagnostics, preventative maintenance, shop bay tooling, repair times and related technical competencies to support Class 8 vehicle services. Academy trainers have Class 8 industry experience, and an onsite dedicated service BEV truck is leveraged for the hands-on portion of certification. A portion of the facility will also be used to monitor fleets’ vehicle condition performance and alert service personnel in the event a vehicle transmits a proactive warning that may impact reliability.
Dealer Network
We have created a sales and service dealer network that, to date, has grown to 117 dealer locations and 16 service center locations. Our dealers bring both over the road truck experience as well as power and infrastructure and hydrogen experience and complement our integrated solutions strategy. Our focus is on locations in key metropolitan areas and at major intersections of the interstate highway system across the U.S. The dealer-based repair shop facilities are expected to have Nikola certified technicians, as well as a mobile service network tailored to meet carrier and fleet asset requirements. As the network continues to grow with new dealer locations and territories, future service solutions can be engineered and deployed to cover fleet customers' locations or asset domicile requirements.
Target Customers
We target all Class 8 fleet customers with established sustainability goals, as well as fleets operating along dedicated routes that are located in regions offering strong incentives for developing hydrogen infrastructure and/or delivering zero-emission vehicles. All of our truck sales are expected to occur through our dealer network, in which we sell trucks directly to the dealer. The dealers will enter into direct sales, finance leasing or full service leasing arrangements with the end-user customers.
BEV Customer Strategy
The BEV truck is designed for short and medium-haul applications, making it ideal for distribution, urban metro, inner-city, local delivery, port operations, and drayage applications. Our goal is to first sell to well respected visible fleet customers to establish early market share and strengthen brand identity. Initial deployment to end customers would typically be done in small groups of trucks to multiple locations, to supplement customer's existing non-EV fleets.
For BEV trucks, early U.S. sales to end customers will be in states such as California or New York where incentive programs already exist.
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
Customer Milestones
Delivery of First Tre BEV Fleet
We finished delivering our first fleet of the 10 BEV trucks to Total Transportation Services in late 2022 as planned.
Delivery of First Tre FCEV
In January 2022, the first two Nikola Tre FCEV Alphas were driven from our headquarters to Anheuser-Busch, or AB, a journey of approximately 350 miles. AB began a three-month pilot by placing the two Nikola Tre alpha FCEVs into daily service within the brewer’s Southern California network. This pilot is an important step for both companies to refine the production specifications and features of the Nikola vehicles and to demonstrate the viability of fuel cell trucking and hydrogen refilling in beverage hauling. We intend the first fleet delivery to be to Biagi Trucking in the fourth quarter of 2023.
Truck Co-Development Partners
Iveco
Iveco designs, manufactures and distributes under the Iveco brand a wide range of light, medium and heavy commercial vehicles and off-road trucks. Iveco with its affiliates and joint ventures, has significant manufacturing presence in Europe, as well as production facilities in Asia, Africa and Latin America.
In September 2019, we entered into agreements with Iveco under which it provides advisory services, including project coordination, drawings and documentation support, engineering support, vehicle integration, product validation support, purchasing, and the implementation of the Iveco World Class Manufacturing Methodology. These agreements will continue in effect until terminated by mutual agreement of the parties, a non-curable breach has occurred or a bankruptcy related event of either party.
Iveco and its affiliate, FPT Industrial, S.p.A., provide engineering and manufacturing expertise to industrialize our BEV and FCEV trucks. In Europe, we established a joint venture with Iveco, and together, we are jointly developing cab-over BEV and FCEV trucks for sale in the European market. In North America, we are responsible for manufacturing and production at our greenfield facility in Coolidge, Arizona.
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
Bosch
Bosch is a leading global supplier of technology and services to automotive, industrial, energy, building technology, and consumer end-markets.
Bosch will supply their latest e-machines for our electric truck e-axles as well as state-of-the-art inverters. We are also working with Bosch on the fuel cell power module assembly utilizing Bosch components.
We entered into a Fuel Cell Supply Framework Agreement with Bosch in August 2021, whereby we committed to purchase certain component requirements for fuel cell power modules, or FCPMs, from Bosch beginning on June 1, 2023 through December 31, 2030. We also entered into an FCPM Design and Manufacturing License Agreement with Bosch in September 2021, whereby Bosch granted us a non-exclusive and non-transferable license to intellectual property that will be used to adapt, further develop and assemble FCPMs provided by Bosch for use in the production of our FCEV trucks. The FCPM Design and Manufacturing License Agreement will continue in effect through December 31, 2030 unless extended by mutual agreement of the parties, or unless terminated by either party with written notice received by the non-terminating party or by Bosch in the event that (i) compliance with laws and regulations is no longer possible; (ii) Bosch determines that it is unable to protect its licensed materials as a result in a change in ownership and control of Nikola by a third party investor that is not a manufacturer of FCPMs; (iii) Bosch determines that it is unable to protect its licensed materials as a result of a third party manufacturer of FCPMs becoming a five percent owner of our shares; or (iv) we are in default of a payment for over one month period

Manufacturing and Production
U.S. Production Facility
In 2019, we acquired an approximately 400-acre parcel of real property in Coolidge, Arizona, which is located about 50 miles south of Phoenix, Arizona. In July 2020, we broke ground on Phase 1 of our manufacturing facility in Coolidge.
Phase 1—Approximately 2,500 units per year (BEV only):
•Low-volume production capacity (up to approximately 2,500 units per year on 15 stations)
•Production for Tre BEV trucks started at the end of the first quarter of 2022
Phase 2—Approximately 1,600 units (BEV and FCEV) per year in same 15 station assembly line (two shifts per day) with tooling expansion possible to 25 stations and 7,200 units per year:
•Started building expansion in the first quarter of 2022
•Expect to start local fuel cell power module production in the second of half of 2023
•Start of production for Nikola Tre FCEV planned in the second half of 2023
•Relocating production for battery packs from Cypress to Coolidge, expect start of production in the second half of 2023
European Production
Our joint venture with Iveco provides us with manufacturing capacity to build trucks primarily for the European market. The joint venture manufacturing plant has the capacity to produce 2,000 units per year based on two shifts.
Development Timeline
The development timeline for our trucks was accelerated by our strategic partnership with Iveco. We were able to leverage the Class 8 S-WAY truck platform as the foundation for the design, development, testing and validation of the BEV cab and chassis. By focusing our engineering on the electrical, software, controls, and powertrain, we were able to accelerate our go-to-market strategy on the Tre trucks by approximately 1-2 years.
BEV
•Start of production in March 2022
•EU based product production launch planned for the third quarter of 2023 with trucks built in Ulm, Germany
FCEV Development
Key milestones in the commercialization of the Nikola Tre FCEV (North America) trucks will be as follows:
•Completion of validation testing of beta trucks in U.S. expected in the first half of 2023
•Gamma customer fleet and on-road validation and mile accumulation expected in the first half of 2023
•Start of production in Coolidge, Arizona for sale into North American market expected in the second half of 2023
Key milestone in the commercialization of the Nikola Tre FCEV (Europe) will be as follows:
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
We own or co-own intellectual property, including patents, patent applications, trademarks, and trademark applications in the U.S. and various foreign countries. Our patents and patent applications are directed to, among other things, vehicle and vehicle powertrain (including battery and fuel cell technology), and hydrogen fueling.
Environmental, Social, and Governance (ESG)
Our core mission is to combat climate change by globally transforming the transportation industry. Our investment in clean technology and clean energy solutions provides a comprehensive strategy for reducing carbon emissions.
While our trucks and alternative fuels are a part of the environmental solution, we are focused on building a comprehensive approach that considers the emission and material lifecycles of our truck and energy products, implementing sustainable practices for sourcing of raw material through production, use, and end of life. As we expand, we investigate how our manufacturing facilities can be more efficient with respect to waste reduction and resource consumption, including water and energy usage.
As part of our commitment to being an industry leader in environmental stewardship, we are actively working to understand and quantify our operational impact on climate change. We understand that climate change poses risks and being proactive presents opportunities for our business to mitigate potential impact. We recently undertook several actions to raise our understanding about potential climate risks to our business, including calculating our scope 1 and scope 2 GHG emissions for calendar year 2022.
Our social programs are also broad to encompass not only our employees but our products and supply chain. Safety is critical in both our operations and in our products at all phases of production, testing, validation, and use. In 2023, we are actively seeking to expand our ISO certifications and demonstrate our commitment to safety and quality.
Having a strong ESG program is core to our values and mission, therefore we have integrated ESG into the charter of our sustainability, nominating and corporate governance committee and are actively establishing processes to ensure board and executive guidance, and input and oversight of our strategy, programs and performance.
We strive to be a leader in corporate responsibility and demonstrate our values through responsible business practices. Our corporate governance is guided by a Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and supplemented by workforce training courses on ethical standards, and an Ethics and Whistleblower program available to all employees to report concerns about fraud, ethical misconduct, harassment, misappropriation of assets, or questionable financial reporting practices. We continue to evolve a governance framework that practices appropriate oversight of responsibilities at all levels throughout the company and manages its affairs consistent with the highest principles of business ethics.
Our People
Overview
Execution of our strategy depends on our ability to attract, develop and retain key employees and members of our management team. The skills, experience, and knowledge of our employees equip us to achieve our operational and strategic objectives.
Governance
We devote substantial resources to managing our workforce, guided by a culture of accountability and excellence. Our board of directors and its compensation committee oversee our workforce policies, programs and initiatives. As noted in its charter, our compensation committee is responsible for periodically reviewing and approving employee programs and initiatives, including retention and succession strategies, which are intended to ensure that our board of directors and its committees guide how we manage our workforce in a way that aligns with our values.
Our management team designs and implements all employment matters, such as recruiting and hiring, onboarding and training, compensation and rewards, performance management and professional development. We continuously evaluate and enhance our internal policies, processes, and practices to increase employee engagement and productivity.
Workforce
We have a highly skilled and experienced workforce with more than 80% of our senior leaders each having over 20 years of experience in their respective fields.

As of December 31, 2022, we had approximately 1,500 employees, the majority of whom are located in the Phoenix, Arizona metropolitan area. We actively seek to manage internal talent mobility through promotions and new assignments to create a high-performing employee base with diverse experiences. More than 26% of our employees assumed larger responsibilities in connection with a promotion during fiscal year 2022, thereby growing their careers by assuming greater accountability and having a more meaningful impact on the business.
We are committed to developing our people to meet our business needs and provide significant on the job experiences to develop and equip them to design and manufacture innovative and technologically advanced vehicles and products. We have implemented methodologies to manage individual performance, development, and feedback. Additionally, we hold regular team and company-wide townhalls to provide employees with ongoing exposure to leaders across the company, key business developments, and status of product and project milestones. These forums enable employees to learn more about our business beyond their immediate day to day roles while providing an opportunity for them to ask questions and seek answers to any concerns.
We value and appreciate the distinct contributions every employee makes to our growth and success. Approximately 65% of our workforce is ethnically or gender diverse, and our female representation grew by approximately 6% from the prior year. We strive to cultivate a shared culture and mission that celebrates each person at every level. We embrace the diversity of our team members, customers, and stakeholders, including their unique backgrounds, experiences, perspectives, and talents. We are committed to providing an environment where human dignity prevails. Every person has an equal opportunity for hire, assignment, and advancement without regard to race, color, religion or belief, national origin, sex, childbirth or pregnancy related conditions, age, genetic information, sexual orientation, gender identity and/or expression, disability, covered military or veteran status, or any other status protected by applicable federal, state, or local law at all times from recruitment through employment and promotion.
Culture
We invest considerable time and resources to see that our values permeate all aspects of our operations and decision-making, and that our policies and practices reflect our commitment to them. We strive to create a workplace environment in which colleagues can bring their authentic selves to work and feel diverse perspectives and ideas are embraced. We encourage career growth and development by offering broad and diverse opportunities for employees to grow their skills and have an impact on the design of our products, the development of the fueling infrastructure, or the internal processes of the Company. Any employee with concerns related to our ethics and integrity, or who wishes to report incidents of fraud or abuse, may call an external hotline to register those concerns anonymously without fear of attribution or retribution.
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
We provide a robust and holistic rewards program to meet the needs of our employees and drive results in our business. We have designed, and will modify as necessary, our compensation and benefits programs to attract, retain, incent, and reward deeply talented and qualified employees who share our philosophy and desire to work towards achieving our strategic and operational goals. In addition to salary, we provide stock awards, a 401(k) plan with employer match, heavily subsidized healthcare and insurance benefits, health savings accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, and on-site services such as a fitness center and cafe. Beyond our broad-based stock award programs, we have used targeted equity-based grants with vesting conditions to facilitate the future performance and retention of key people with critical roles, skills, and experience.
None of our employees are represented by an external employee organization such as a union, works council or employee association, and we believe our relations with our employees are favorable.
We actively seek to comply with all local, state and federal employment laws, and we monitor current and emerging labor and human capital management risks and mitigate exposure to those risks.
Government Regulation
We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation and disposal of hazardous materials; the protection of the environment, natural resources and endangered species; and the remediation of environmental contamination. We have been required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. Compliance with such laws and regulations at an international, regional, national, state and local level is an important aspect of our ability to continue our operations. Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, standards adopted by regulatory agencies and the permits and licenses. Each of these sources is subject to periodic modifications and increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties, and possibly orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.
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
There are numerous FMVSS that apply to our vehicles. Examples of these requirements include:
•Electronic Stability Control—performance and equipment requirements on heavy-duty vehicles to reduce crashes caused by rollover or by directional loss-of-control, including those resulting vehicle rollover;
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
We are also planning to engineer and build vehicles to be in compliance with the Canadian Motor Vehicle Safety Standards, or CMVSS, most of these requirements are similar to FMVSS.
In addition to the FMVSS requirements for heavy-duty vehicles, we also design our vehicles to meet the requirements of the Federal Motor Carrier Safety Administration, or FMCSA, which has requirements for the truck and fleet owners. Many of these requirements are met by complying with the FMVSS standards.
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
We have found there are UNECE compliance requirements and UN Global Technical Regulations, or GTR, applicable to heavy-duty vehicles in Europe, which have not been developed for heavy-duty vehicles by NHTSA or FMCSA. We have implemented the UNECE standards for additional safety during driving operation. The following are some UNECE standards and GTR standards applied to our BEV and FCEV trucks.
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
Our BEV and FCEV trucks consist of many electronic and automated components and systems. Our vehicles are designed to comply with the International Standards Organization, or ISO, Functional Safety Standard. This standard addresses the integration of electrical systems and software and identifies the possible hazards caused by malfunctioning behavior of the safety-related electrical or electronic systems, including the interaction of these systems.
EPA and CARB GHG Emissions & Agency Approvals
The U.S. Clean Air Act requires that we obtain a Certificate of Conformity for Greenhouse Gas (GHG) issued by the EPA. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act's standards Recently, EPA finalized a Low NOx rule which has minimal effect on design and validation of Nikola vehicles. however, mid-year of 2023, EPA will release a proposed rule notice for GHG Phase 3. This rule is expected to affect Nikola as EPA wants to align with CARBs OMNIBUS rule for heavy duty vehicles. Nikola has received a GHG Certificate of Conformity from EPA each model year since 2021.
CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. CARB requires Nikola to obtain an Executive Order for their GHG rule. Most requirements in this standard follow EPA requirements. CARB is more stringent in the emissions of specific pollutants as well as requiring additional data to provide compliance. Nikola has received a GHG Executive Order for GHG from CARB each model year since 2021.
CARB has implemented a Zero Emissions Powertrain rule in which manufacturers may optionally certify their powertrain. Beginning in 2023, vehicles are required to have an Executive Order for the powertrain in order to qualify for funding from the Hybrid and Zero-emission Truck and Bus Voucher Incentive Program, or HVIP. Nikola received an Executive Order for both the BEV and FCEV in 2023.
CARB also implemented with the Zero Emission Powertrain rule the added GHG requirement to seek an Executive Order for an Enhanced Zero Emission Vehicle. Nikola received this Executive Order for both BEV and FCEV in 2023.
Battery Safety and Industry Standards
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
Safety in Shipping
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
We are designing our battery packs to meet and exceed the compliance requirements of the UN Manual of Tests and Criteria demonstrating our ability to ship the vehicles and battery packs by any transportation method.
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

Item 1A. Risk Factors
Risks Related to Our Business and Industry
We are an early stage company with a history of losses, expect to incur significant expenses and continuing losses for the foreseeable future, and there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next 12 months from the date of this report.
We incurred net losses of $784.2 million and $690.4 million for the years ended December 31, 2022 and 2021, respectively, and have an accumulated deficit of approximately $2.0 billion from the inception of Nikola Corporation, a Delaware corporation, or Legacy Nikola, prior to the merger with VectoIQ, through December 31, 2022. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to generate significant margin from our trucks, which may not happen. We have determined under our ASC 205-40 analysis, there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Annual Report on Form 10-K.
Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify or terminate our operations and our planned business activities.
We have secured and intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the equity distribution agreement with Citi Global Markets, Inc., as sales agent, the second common stock purchase agreement with Tumim Stone Capital LLC, and the securities purchase agreement with investors for the sale of an additional principal amount of unsecured senior convertible notes. However, the ability to access the equity distribution agreement and second common stock purchase agreement are dependent on our common stock trading volumes and the market price of our common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for our ASC 205-40 analysis.
Our potential future profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.
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
•increase our sales and marketing activities;
•develop our distribution infrastructure; and
•increase our general and administrative functions to support our growing operations.
Because we incur the costs and expenses from these efforts and other efforts before we receive any incremental revenue with respect thereto, our losses in future periods will be significant. In addition, these efforts have and may continue to be more expensive than we currently anticipate and these efforts may not result in sufficient revenue if customers do not purchase or lease our trucks in sufficient volume, which would further increase our losses.

We may be unable to adequately control the costs associated with our operations.
We require significant capital to develop and grow our business. We expect to continue to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, leases, licenses, and sales and distribution expenses as we build our brand and market our trucks and future FCEV bundled leasing model, and general and administrative expenses as we scale our operations. In addition, we expect to continue to incur significant costs in connection with our services, including building our hydrogen fueling stations and honoring our maintenance commitments under our future FCEV bundled lease package. Our ability to become profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services, but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell, distribute and service our trucks and cost efficiently develop our hydrogen fueling services, our margins, profitability and prospects would be materially and adversely affected.
Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. Our business plan may not be successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we expect to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.
Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
You must consider the risks and difficulties we face as an early stage company with a limited operating history and a novel business plan. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We intend to derive substantially all of our revenue from the sale and lease of our vehicle platforms, which are still in the early stages of commercialization and development. Our revenue will also depend on the sale of hydrogen fuel at our planned hydrogen fueling stations which we do not expect to be operational until late 2023 or later. There are no assurances that we will be able to secure future business with the major trucking companies or with independent truck drivers.
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
The design, manufacture, lease, sale and servicing of vehicles and related hydrogen fueling stations is capital-intensive. We will need to raise additional capital to scale our manufacturing and roll out our hydrogen fueling stations, among other activities. We may raise additional funds through the issuance of equity, equity related or debt securities, strategic partnerships, licensing arrangements, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles and build hydrogen fueling stations. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we raise funds by issuing equity or equity-linked securities, dilution to our stockholders could result. Any equity or equity-linked securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations and may require us to pledge certain assets. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.
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
Our future success is dependent upon the trucking industry’s willingness to adopt BEV and FCEV trucks.
Our success is highly dependent upon the adoption by the trucking industry of alternative fuel and electric trucks. If the market for our BEV and FCEV trucks does not develop at the rate or to the extent that we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel and electric trucks is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors or potential competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.
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
•the availability of charging infrastructure and associated costs;
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
Further, we sell our trucks to dealers in our network and rely on the dealers to sell them to end users. We have experienced delays in receiving additional purchase orders from dealers due in part to availability of charging infrastructure. The end users of the Tre BEV will need to continually assess their charging capacity and may need to build additional infrastructure prior to ordering or receiving trucks from dealers. Dealers have and may continue to experience delays in receiving proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP") and may experience delays receiving proceeds from the New York Truck Voucher Incentive Program ("NYTVIP") or other government incentive programs for our BEV trucks, which many of our dealers are leveraging for the first time. To qualify for the HVIP or NYTVIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user. There can be no assurances that our BEV truck will continue to qualify for these or other incentive programs, or that our FCEV trucks, once in production, will qualify. Any reduction, termination or failure to qualify for incentives would result in increased prices for our trucks, which would harm our business.

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
Our future bundled lease model may present unique problems that may have an adverse effect on our operating results and business and harm our reputation.
Our future bundled lease model, which is intended to provide customers with the FCEV truck, hydrogen fuel and maintenance for a fixed price per mile will be reliant on our ability to achieve a minimum hydrogen fuel efficiency in our FCEV trucks. If we are unable to achieve or maintain this fuel efficiency, we may be forced to provide our bundled lease customers with fuel at prices below-cost or risk damaging our relationships with our customers. Any such scenario would put our bundled lease model in jeopardy and may have a material adverse effect on our business, prospects, operating results and financial condition.
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
We are subject to, and are and may in the future become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, in 2020, Nikola and our officers, directors and employees received subpoenas from the SEC related to aspects of our business as well as certain matters described in an article issued on September 10, 2020 by a short-seller, or the short-seller article. In addition, Nikola and Trevor R. Milton, our founder and former executive chairman, also received grand jury subpoenas from the U.S. Attorney’s Office for the Southern District of New York, or the SDNY, and the N.Y. County District Attorney’s Office. On July 29, 2021, the U.S. Attorney for the SDNY announced the unsealing of a criminal indictment charging Mr. Milton with two counts of securities fraud and one count of wire fraud. That same day, the SEC announced charges against Mr. Milton for alleged violations of federal securities laws. On October 14, 2022, a Federal District Court jury for the Southern District of New York found Mr. Milton guilty on one count of securities fraud and two counts of wire fraud.
We have cooperated, and will continue to cooperate, with these and other regulatory or governmental requests. We have incurred significant expenses as a result of the regulatory and legal matters relating to the short-seller article. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.

By order dated December 21, 2021, we and the SEC reached a settlement arising out of the SEC’s investigation of Nikola. Under the terms of the settlement, without admitting or denying the SEC’s findings, we agreed to cease and desist from future violations of the Exchange Act, and Rules 10b-5 and 13a-15(a) thereunder and Section 17(a) of the Securities Act of 1933, or the Securities Act; to certain voluntary undertakings; and to pay a $125 million civil penalty.
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
Our future business depends in large part on our ability to execute our plans to develop, manufacture, market and sell our BEV and FCEV trucks and to deploy the associated hydrogen fueling stations for our FCEV trucks at sufficient capacity to meet the transportation demands of our customers.
Our continued development of our truck platforms is and will be subject to risks, including with respect to:
•our ability to secure necessary funding;
•our ability to accurately manufacture the vehicles within specified design tolerances;
•long-and short-term durability of our hydrogen fuel cell and electric drivetrain technology related components in the day-to-day wear and tear of the commercial trucking environment;
•compliance with environmental, workplace safety and other applicable regulations;
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
We have and may continue to experience increases in the cost or a sustained interruption in the supply or shortage of raw materials and components, including battery cells and packs, semiconductors, and integrated circuits which primarily impact our infotainment system and controllers. Any such increase or supply interruption have and may in the future materially negatively impact our business, prospects, financial condition and operating results. The war in Ukraine and recent COVID-19 outbreak and lockdowns in China are creating additional bottlenecks and cost pressure. This has resulted in delays and may continue to cause delays in the availability of saleable Tre BEV trucks.
We use various raw materials including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:
•disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and
•an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells; and
•the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric vehicle industry as demand for such cells increases;
Any disruption in the supply of battery cells, semiconductors, or integrated circuits, has and may in the future, temporarily disrupt production of our BEV truck until a different supplier is fully qualified or supply from an existing supplier resumes. Furthermore, fluctuations or shortages in petroleum, inflation and other economic conditions have and may continue to cause us to experience significant increases in freight charges and raw material and component costs. Substantial increases in the prices for our raw materials or components has and may in the future increase our operating costs and reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials or components by increasing vehicle prices.
We rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our truck manufacturing plant consists of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, they may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
If our manufacturing plant in Arizona becomes inoperable, we will be unable to produce our trucks and our business will be harmed.
We expect to produce all of our trucks for North America at our manufacturing plant in Arizona. Our plant and the equipment we use to manufacture our trucks would be costly to replace and could require substantial lead time to replace and qualify for use. Our plant may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our trucks for some period of time. The inability to produce our trucks or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
Our plan to build a network of hydrogen fueling stations will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our FCEV trucks. In addition, we may not be able to open fueling stations in certain states.
Our plan to build a network of hydrogen fueling stations in the United States will require significant cash investments and management resources and may not meet our expectations with respect to sales of our FCEV trucks. This planned construction of hydrogen stations is essential to persuading customers to pay a higher premium for our trucks.
While we have constructed a demonstration station, it is operating at very limited capacity. In addition, we do not have experience in the actual provision of our refueling solutions to users, and providing these services is subject to challenges, which include the logistics of rolling out our network of refueling stations and teams in appropriate areas, inadequate capacity or over capacity in certain areas, security risks, risk of damage to vehicles during charging or refueling and the potential for lack of customer acceptance of our services. We will need to ensure compliance with any regulatory requirements applicable in jurisdictions where our fueling stations will be located, including obtaining any required permits and land use rights, which could take considerable time and expense and is subject to the risk that government support in certain areas may be discontinued or subject to conditions that we may be unable to meet in a cost-efficient manner. In addition, given our lack of experience building and operating fueling stations, there could be unanticipated challenges which may hinder our ability to provide our proposed bundled lease to customers or make the provision of our bundled leases costlier than anticipated. If we are unable to build and successfully operate, or experience delays in building or problems in operating, our network of hydrogen fueling stations, we may be unable to convince customers to buy or lease our FCEV trucks or meet our fueling commitments under our bundled lease arrangements with customers, which may negatively impact our business, prospects, financial condition and operating results.
We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling stations.
As a key component of our business model, we intend to establish a series of hydrogen fueling stations, and we intend to include the cost of hydrogen in the purchase price of our trucks. Where electricity can be procured in a cost-effective manner, we expect that hydrogen fuel will be produced on-site, through electrolysis. In other cases, we expect that hydrogen fuel will be produced off-site and delivered to fueling stations under a supply “hub and spoke” structure. On June 22, 2021, we entered into a Hydrogen Sale and Purchase Agreement, or the Hydrogen Purchase Agreement, with Wabash Valley Resources LLC, or WVR, to purchase hydrogen produced at the hydrogen production facility, or the Plant, being developed by WVR in West Terre Haute, Indiana. WVR has yet to break ground on the Plant. There is no guarantee WVR will be able to meet its development timeline with regard to the facility or successfully produce hydrogen at scale. To the extent we are unable to produce or obtain the hydrogen or to obtain hydrogen at favorable prices, we may be unable to establish these fueling stations and severely limit the usefulness of our trucks, or, if we are still able to establish these stations, we may be forced to sell hydrogen at a loss in order to meet our commitments. We believe that this hydrogen incentive will be a significant driver for purchases or leases of our trucks, and therefore, the failure to establish and roll out these hydrogen fueling stations in accordance with our expectations would materially adversely affect our business.

Our inability to cost-effectively source the energy requirements to conduct electrolysis at our fueling stations may impact the profitability of our proposed bundled leases by making our hydrogen uneconomical compared to other vehicle fuel sources.
Our ability to economically produce hydrogen for our FCEV trucks requires us to secure a reliable source of electricity for each of our on-site gaseous stations and large scale production hubs at a price per kilowatt hour that is similar to wholesale rates in the geographic areas we target, and at vast quantities, assuming a full deployment of our planned hydrogen stations. During our initial hydrogen station roll-out, we intend to source power based on the most economical power mix available at each hydrogen production site, including power from the grid that is sourced from non-renewable sources. An increase in the price of energy used to generate hydrogen through electrolysis would likely result in a higher cost of fuel for our FCEV trucks as well as increase the cost of distribution, freight and delivery. We may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, because of our contemplated bundled lease model for FCEV trucks, which could have an adverse impact on our results of operations and financial condition. In addition to the cost of electricity production, we expect to incur additional costs relating to the transmission, distribution and storage of energy.
Reservations for our trucks are cancellable.
Reservations for our FCEV trucks are subject to cancellation by the customer until the customer enters into a lease agreement or, in the case of Anheuser-Busch LLC ("AB"), to the extent our trucks do not meet the vehicle specifications and delivery timelines specified in the contract with AB, as discussed further below. Because all of our reservations are cancellable, it is possible that a significant number of customers who submitted reservations for our trucks may cancel those reservations.
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
While we currently have a contract with AB to lease up to 800 long-haul sleeper cab FCEV trucks, if we are unable to deliver our trucks according to the vehicle specifications and delivery timelines set forth in the contract, AB has the right to cancel its order for trucks. Moreover, the AB contract specifies lease terms and rental rates that may be hard for us to meet depending on our ability to develop our trucks and hydrogen fueling network according to current design parameters and cost estimates. Any of these adverse events related to the AB order could harm our financial condition, business, prospects and operating results.
While we do not currently have any leasing arrangements finalized, in the future we intend to offer a bundled lease or other alternative structures to customers which would expose us to credit risk.
While we currently intend to offer bundled leasing of our FCEV trucks or other alternative structures to potential customers through a third-party financing partner, we can provide no assurance that a third-party financing partner would be able or willing to provide the leasing services on terms that we have stated in our published materials, or to provide financing at all. Furthermore, offering a leasing alternative to customers will expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfill its contractual obligations when they fall due. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results and results of operations.
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
In 2022, we announced a recall related to the installation of the seat belt shoulder anchorage assembly. This recall, and any recalls in the future may result in adverse publicity, damage our brand and materially adversely affect our business, prospects, operating results and financial condition. In the future, we may voluntarily or involuntarily, initiate a recall if any of our vehicles or electric powertrain components (including the fuel cell or batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.
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
Although we have begun sales of BEV Class 8 trucks and hope to be among the first to bring FCEV Class 8 trucks to market, competitors have and may continue to enter the market, which could have an adverse effect on our business.
We face intense competition in BEV and FCEV Class 8 trucks, including from companies in our target markets with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, greater brand recognition and a larger number of managerial and technical personnel. If competitor’s trucks are brought to market before our trucks, we may experience a reduction in potential market share.
Many of our current and potential competitors, particularly international competitors, have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products.
We compete in a rapidly evolving and highly competitive industry, and a number of private and public companies have announced plans to offer BEV and/or FCEV trucks, including companies such as Daimler, Volvo, Tesla, BYD, Peterbilt, XOS, Lion, Hyliion, Hyundai, Toyota, Navistar, Hino, and Hyzon. Based on publicly available information, a number of these competitors have displayed prototype trucks and have announced target availability and production timelines, while others have launched pilot programs in some markets. In addition, we are aware that one potential competitor, BYD, is currently manufacturing and selling a Class 8 BEV truck. While some competitors may choose to offer BEV trucks, others such as Hyundai and Toyota have announced they plan to offer FCEV trucks and invest in hydrogen stations for refueling. In addition, our principal competition for our trucks will also come from manufacturers of trucks with internal combustion engines powered by diesel fuel.
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
We have limited experience servicing or repairing our vehicles. If we are unable to address the service requirements of our customers, our business will be materially and adversely affected.
Because we recently started commercial production, we have limited experience servicing or repairing our vehicles. Servicing alternative fuel and electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We utilize our dealer network and may decide to partner with a third party to perform some or all of the maintenance on our trucks, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. If we are unable to successfully address the service requirements of our customers, our business and prospects will be materially and adversely affected.
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
Collaboration with strategic partners is subject to risks.
We have partnered with Iveco to manufacture the BEV truck at the Iveco manufacturing plant in Ulm, Germany through a joint venture with Iveco, which commenced operations in the fourth quarter of 2020. We currently expect that approximately 40 million Euros will be invested in total by Iveco and Nikola into the manufacturing plant to prepare it for assembly, of which 27.4 million Euros was funded through December 31, 2022 by us. During the third quarter of 2021, the joint venture executed a term loan facility agreement for 15 million Euros with a 5-year term and a revolving credit facility agreement for 6 million Euros with a 4 year term. Each agreement was guaranteed 50% by Nikola and Iveco.
In addition to entering into the Hydrogen Purchase Agreement with WVR, on June 22, 2021, we also acquired a 20% equity interest in WVR and entered into that certain Second Amended and Restated Limited Liability Company Agreement of WVR, pursuant to which, among other things, we, in our sole discretion, obtained the right, or the Offtake Right, to own up to 20% of the entity to which WVR will transfer ownership of the hydrogen gas turbine to be part of the Plant, without further consideration paid therefore, subject to certain conditions. Exercising this Offtake Right will likely require us to make significant capital expenditures to build liquefaction, storage, and transportation services. In addition, our expectations regarding the cost to us of hydrogen pursuant to the Offtake Right may be inaccurate, which could have a negative effect on our FCEV business, including our future bundled lease option.
We have entered into other collaborations and have announced planned collaborations with various parties, including with respect to hydrogen production and sourcing, providing service and maintenance and deployment of hydrogen fueling stations. Discussions with our strategic partners are ongoing, are subject to the parties’ entry into definitive documentation, and terms of the agreements are subject to change. Consequently, there can be no assurance that we will enter into agreements on the terms initially contemplated, if at all.
Collaboration with third parties is subject to risks with respect to operations that are outside our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. There are risks of potential disputes, disagreements or fallouts with partners and failure to perform under contracts or enforce contracts against the other party, and/or the potential terminations of such contracts, and the production of our trucks or supply of hydrogen could be disrupted as a result. We may not be able to realize business or financial benefits of our strategic collaborations. We could be affected by adverse publicity related to our partners, whether or not such publicity is related to their collaboration with us, or adverse publicity related to our relationships with our partners. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our partners’ products. In addition, although we are involved in each step of the supply chain and manufacturing process, because we also rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards. In addition, our share of the earnings or losses of a collaborator can adversely affect our financial results, depending on the nature of the collaboration.
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
While we seek to obtain components from multiple sources whenever possible, many of the components used in our vehicles are or will be purchased by us from a single source, especially with respect to hydrogen fuel cells and batteries. We refer to these component suppliers as our single source suppliers. For example, we entered into an agreement with Robert Bosch LLC, ("Bosch"), whereby we committed to purchase certain component requirements for fuel cell power modules from Bosch beginning on June 1, 2023 until December 31, 2030. In addition, until our acquisition of Romeo in October 2022, we relied on Romeo as our sole supplier of battery packs, and have experienced delays obtaining packs in the numbers we require. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us.
A significant benefit of our collaborations with manufacturing partners is the ability to leverage their respective existing assortment of parts, thereby decreasing our purchasing expenses. While these relationships give us access to use an existing supplier base with the hopes of accelerating procurement of components at favorable prices, there is no guarantee that this will be the case. In addition, we could experience delays if our suppliers do not meet agreed upon timelines or experience capacity constraints.
Our vehicles' anticipated range may not be achievable based on various external conditions, which may negatively influence potential customers' decisions whether to purchase our trucks
We anticipate the range of our Tre BEV and Tre FCEV vehicles to be up to 330 and 500 miles, respectively, before needing to recharge or refuel, depending on the type of vehicle. Actual range varies with conditions such as external environment, average speed, number of stops, grade of routes, gross combined weight, trailer type, and driver behavior, among others. Range specifications are subject to change.
The battery efficiency of electric trucks and fuel cell efficiency of FCEV trucks will decline over time, which may negatively influence potential customers’ decisions whether to purchase our trucks.
Our vehicles' range will decline over time as the battery or fuel cell, as applicable, deteriorates. Other factors such as usage, time and stress patterns may also impact the ability to hold a charge, which would decrease our trucks’ range. Such deterioration and the related decrease in range may negatively influence potential customer decisions to purchase our trucks.

Our trucks make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
The battery packs within our trucks make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our trucks, could seriously harm our business and prospects.
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
Our trucks contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our trucks and related systems. However, bad actors may attempt to gain unauthorized access to modify, alter and use such networks, trucks and systems to gain control of or to change our trucks’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the truck. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our trucks or their systems, or any loss of customer data, could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our trucks, systems or data, as well as other factors that may result in the perception that our trucks, systems or data are capable of being hacked, could negatively affect our brand and harm our business, prospects, financial condition and operating results.
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
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, global supply chain constraints and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, including us, and has led to a global decrease in vehicle sales in markets around the world.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and may negatively impact our sales and marketing activities, the construction schedule of our hydrogen fueling stations and our manufacturing plant in Arizona, and the production schedule of our trucks. For example, the headquarters of our partner, Iveco, located in Italy, was shut down for two months due to COVID-19, and as a result, pilot builds for the BEV truck were delayed. In addition, various aspects of our business, manufacturing plant and hydrogen fueling station building process, cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they may adversely affect our manufacturing and building plans, sales and marketing activities, business and results of operations.
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
These incentives include tax credits, rebates and other incentives for alternative energy production, alternative fuel and electric vehicles, including greenhouse gas ("GHG" emissions credits under the U.S. Environmental Protection Agency’s GHG Rule, the California Air Resources Board, and New York State Energy Research and Development Authority. While these benefits have been available in the past, there is no guarantee these programs will be available in the future. If these tax incentives and other benefits are not available or are reduced or otherwise limited in the future, our financial position could be harmed.
Additionally, the Inflation Reduction Act of 2022 was signed into law with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchase occurring after December 31, 2022. These and other changes to tax laws and regulations, or interpretation thereof, in the United States or other tax jurisdictions in which we do business, could adversely impact our business, financial condition, and results of operations.
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
Our trucks can be designed with connectivity for future installation of an autonomous hardware suite and we plan to partner with a third-party software provider in the future to potentially implement Level 2 (L2) autonomous capabilities. However, we cannot guarantee that we will be able to identify a third party to provide the necessary hardware and software to enable driverless Level 4 or Level 5 autonomy in an acceptable timeframe, on terms satisfactory to us, or at all. Autonomous driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our L2 autonomous driving systems occur, we could be subject to liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
The negative publicity has made it more difficult for us to attract and retain employees, partners and customers, reduced confidence in our products and services, harm investor confidence and the market price of our common stock, invited legislative and regulatory scrutiny and resulted in litigation and governmental investigations and penalties. As a result, customers, potential customers, partners and potential partners have failed to award us additional business or cancelled or sought to cancel existing contracts or otherwise, direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Legal Proceedings in Note 14, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.
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
Concentration of ownership among our executive officers and directors and their affiliates, and voting restrictions, may prevent new investors from influencing significant corporate decisions.
As of December 31, 2022, Mark A. Russell, our former President and Chief Executive Officer, and current director, beneficially owned, directly or indirectly, approximately 8.7%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 12.0% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation ("Certificate of Incorporation"), and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
As of December 31, 2022, Trevor R. Milton, our founder and former executive chairman, beneficially owned, directly or indirectly, approximately 10.2% of our outstanding common stock. In connection with his departure in September 2020, for a period of three years from September 20, 2020, Mr. Milton has agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock in the aggregate, together with shares held by his affiliates and associates, (ii) propose or effect any extraordinary transaction with respect to us, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of our board of directors, or (v) submit any stockholder proposal. In addition, for a period of three years from September 20, 2020, Mr. Milton has agreed to vote his shares of our common stock (x) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (y) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting. These standstill and voting restrictions could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of our executive officers and directors and their affiliates.

It is not possible to predict the actual number of shares we will sell under the Tumim Purchase Agreements, or the actual gross proceeds resulting from those sales.
On June 11, 2021 and September 23, 2021, we entered into the First Tumim Purchase Agreement and Second Tumim Purchase Agreement, respectively, with Tumim Stone Capital LLC, or Tumim, pursuant to which Tumim committed to purchase in each case up to $300 million in shares of our common stock, subject to certain limitations and conditions set forth in the applicable Tumim Purchase Agreement.
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
Moreover, although the Second Tumim Purchase Agreement provides that we may sell up to an aggregate of $300.0 million of our common stock to Tumim, only 29,042,827 shares of our common stock under the Second Tumim Purchase Agreement have been registered for resale by Tumim. If it becomes necessary for us to issue and sell to Tumim under the Second Tumim Purchase Agreement more than the shares that were registered for resale under the respective registration statements in order to receive aggregate gross proceeds equal to the total commitment of aggregate of $300.0 million under the Second Tumim Purchase Agreement, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Tumim of any such additional shares of our common stock we wish to sell from time to time under the Tumim Purchase Agreements, which the SEC must declare effective and we may need to obtain stockholder approval to issue shares of common stock in excess of the exchange cap under the Second Tumim Purchase Agreement in accordance with applicable Nasdaq rules.
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
Risks Related to Our Convertible Indebtedness
Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
In June 2022, we issued $200.0 million aggregate principal amount of our 8.00% / 11.00% convertible senior PIK toggle notes due 2026, or the 2026 notes, in a private placement. The terms of the 2026 notes allow us to issue additional notes in lieu of paying cash interest and, as of December 31, 2022, $210.9 million aggregate principal amount of the 2026 notes was outstanding.

In December 2022, we entered into a securities purchase agreement under which we may well up to $125.0 million in initial principal amount of senior convertible notes, or the short-term convertible notes, and completed the sale of $50.0 million principal amount of the short-term convertible notes.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the 2026 notes, the short-term convertible notes or any future indebtedness we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. While, in lieu of paying cash interest on the 2026 notes, we may elect to pay interest in kind, that election will increase the aggregate principal amount of the 2026 notes. In addition, while in lieu of paying cash interest on the short-term convertible notes, we may elect to pay interest through issuance of in kind notes, that election will result in a dilutive issuance of shares of our common stock. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may incur a substantial amount of debt or take other actions which would intensify the risks discussed above, and significant indebtedness may prevent us from taking actions that we would otherwise consider to be in our best interests.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The indenture governing the 2026 notes allows us to incur secured debt of up to $500.0 million.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
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
Holders of the 2026 notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change or a change if control transaction as defined in those notes at a repurchase price equal to 100% of the capitalized principal amount of the notes to be repurchased, in the case of a fundamental change, or 130% of the capitalized principal amount of the notes to be repurchased, in the case of a change in control transaction, plus accrued and unpaid interest, if any. Holders of the short-term convertible notes have the right to require us to redeem all or any portion of their notes in cash upon the occurrence of a change of control as defined in those notes at a price equal to 115% of the greatest of the principal amount to be redeemed, the conversion value of those notes as determined pursuant to those notes, and the change of control consideration payable on the underlying shares. In addition, upon conversion of the 2026 notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the 2026 notes, redeem the short-term convertible notes, or to pay cash upon conversions of the 2026 notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2026 notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. Similarly, our failure to redeem the short-term convertible notes when required by the terms of those notes would constitute a default under those notes. A default under the indenture or the short-term convertible notes or the occurrence of the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and redeem the short-term convertible notes, repurchase the 2026 notes or make cash payments upon conversions of the 2026 notes.
The conditional conversion feature of the 2026 notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 notes is triggered, holders of 2026 notes will be entitled to convert the 2026 notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. As a public company, we are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting. We must also include a report issued by our independent registered public accounting firm based on their audit of our internal controls over financial reporting.
In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2022, we did not maintain effective internal control over financial reporting because of a material weakness associated with ineffective information technology general controls, or ITGCs in the areas of user access and change management for the IT system that supports our financial reporting processes. We believe that these control deficiencies were a result of insufficient training of personnel on the operation and importance of ITGCs and inadequate risk-assessment processes resulting in failure to identify and assess risks in IT environments that could impact internal control over financial reporting. Management also deemed ineffective certain automated and manual business process controls that are dependent on the affected ITGCs, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT system.
We have taken and continue to take steps to remediate the control deficiencies contributing to the material weakness, such that these controls are designed, implemented and operating effectively. These remediation actions include: (i) developing and deploying a training program regarding the operation and importance of ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those controls involving user access to IT systems and change management of IT systems that support financial reporting processes; (ii) developing and maintaining documentation of ITGCs to facilitate knowledge transfer in the event of personnel and function changes; and (iii) enhancing management’s review and testing plan to monitor ITGCs with a specific focus on IT systems supporting our financial reporting processes. Although we have improved our controls intended to remediate this material weakness, we cannot be certain as to when or if remediation will be complete. Further, remediation efforts place a significant burden on management and add increased pressure to our financial and IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A. Controls and Procedures of this Annual Report on Form 10-K.
Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. The effectiveness of our controls and procedures may be limited by a variety of factors, including:
•faulty human judgment and simple errors, omissions, or mistakes;
•fraudulent action of an individual or collusion of two or more people;
•inappropriate management override of procedures; and
•the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.
Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in us, and reduce our stock price.
Risks Related to Our Acquisition of Romeo
We may be unable to successfully integrate Romeo into our business and may fail to realize any or all of the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected.
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
The integration of Romeo into our business has and may in the future result in material challenges, including, without limitation:
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
As a result of the acquisition, we are manufacturing a component that we have not manufactured before, and the component is critical to our ability to manufacture and deliver our trucks in the quantities and on the timeframes we expect. We may require a higher level of overhead than currently anticipated. Our ability to successfully manage this new aspect of our business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of Romeo into Nikola, but also the increased scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful in manufacturing battery packs or that we will realize the expected operating efficiencies, cost savings and other benefits anticipated from the merger.
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
The trading price of our common stock is volatile and has been and may in the future be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, the trading price of our common stock declined following the release of the short-seller article, which contains certain allegations against us. Other factors that have or may cause our stock price to fluctuate include, but are not limited to:
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
The closing price of our common stock on Nasdaq ranged from $2.11 to $79.73 following the closing of the Business Combination on June 3, 2020, through February 20, 2023. In September 2020, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our common stock. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including the COVID-19 pandemic and the war in Ukraine, may seriously affect the market price of our common stock, regardless of our actual operating performance.
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
Certain of our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
We are required to measure the fair value of certain of our warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of certain of our warrants and that such gains or losses could be material.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our headquarters facility located in Phoenix, Arizona, which consists of more than 150,000 square feet, and we lease office space in Cypress, California, which consists of approximately 215,000 square feet. We also lease office space adjacent to our Phoenix headquarters.
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
Holders
As of February 20, 2023, there were 139 holders of record of our common stock and 17 holders of record of our private warrants. This number excludes holders whose stock or warrant is held in "street name" by brokers.
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
The following graph shows a comparison, from June 11, 2018 through December 31, 2022, of the cumulative total return on our common stock, The NASDAQ Composite Index and The NASDAQ Clean Green Energy Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Clean Green Energy Index assumes an investment of $100 on May 31, 2018 and reinvestment of dividends.
Issuer Purchases of Securities
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Forward-Looking Statements", “Risk Factors” and in other parts of this Annual Report on Form 10-K.
Overview
We are a technology innovator and integrator, working to develop innovative energy and transportation solutions. We are pioneering a business model that will enable customers to integrate next-generation truck technology, hydrogen fueling infrastructure, charging solutions, and related maintenance. By creating this ecosystem, we and our strategic business partners and suppliers hope to build a long-term competitive advantage for clean technology vehicles and next generation fueling solutions.
Our expertise lies in design, innovation, and software and engineering. We assemble, integrate, and commission our vehicles in collaboration with our business partners and suppliers. Our approach has always been to leverage strategic partnerships to help lower cost, increase capital efficiency and increase speed to market.
We operate in two business units: Truck and Energy. The Truck business unit is developing and commercializing BEV and FCEV Class 8 trucks that provide or are intended to provide environmentally friendly, cost effective solutions to the short, medium and long haul trucking sectors. The Energy business unit is primarily developing and constructing a network of hydrogen fueling stations to meet hydrogen fuel demand for our FCEV customers.
Our planned hydrogen fueling ecosystem is expected to include hydrogen production, procurement, distribution, storage and dispensing. In the third quarter of 2022, we purchased a land parcel in Arizona which we intend to utilize to construct a hydrogen hub with partners. In January 2023, we announced our new global brand, HYLA, to encompass our energy products for producing, distributing, and dispensing hydrogen to fuel our trucks. Under HYLA we announced our intention to secure up to 300 metric tons per day of hydrogen supply by 2026 in the U.S. and Canada, which is intended to support the deployment of our trucks. We expect to leverage multiple ownership structures where we either fully or partially own, or do not own hydrogen production assets. In cases where we are able to source hydrogen supply, without ownership of hydrogen production assets, we expect to enter into long-term supply contracts where our costs and surety of supply are well-defined.
Our joint venture with Iveco provides us with the manufacturing infrastructure to build trucks for the European market. During the second quarter of 2021, the joint venture completed the construction of the manufacturing facility and started trial production for the Nikola Tre BEV on the assembly line in Ulm, Germany. In June 2022, we executed amended agreements with Iveco to expand the scope of the joint venture operations to include engineering and development of the Nikola Tre BEV European platform.
We believe our current rate of capital and operating expenditures are sufficient to continue our ongoing activities which include:
•commercialize our heavy-duty trucks and other products;
•expand and maintain manufacturing facilities and equipment;
•invest in servicing our vehicles under warranty including repairs and service parts;
•develop hydrogen fueling stations and production of hydrogen;
•continue to invest in our technology;
•increase our investment in marketing and advertising, sales, and distribution infrastructure for our products and services;
•maintain and improve our operational, financial and management information systems;
•hire and retain personnel;
•integrate operations of Romeo following the closing of the acquisition of Romeo (the "Romeo Acquisition") in October 2022; and

•obtain, maintain, expand, and protects our intellectual property portfolio.
Comparability of Financial Information
Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Romeo Acquisition. The consolidated financial statements as of and during the year ended December 31, 2022 include the financial results of Romeo from the date of acquisition.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in the section entitled "Risk Factors."
We started serial production at our Coolidge manufacturing facility in March 2022 and began sales of Tre BEV trucks in the second quarter of 2022. In 2022, we produced 258 Tre BEV trucks and shipped 131 Tre BEV trucks to our dealer network.

Tre BEVs	Q2 2022	Q3 2022	Q4 2022	FY 2022
Produced	50	75	133	258
Shipped	48	63	20	131
We continue to experience supply chain challenges, including increased prices for commodities due to inflation. There is no guarantee we can successfully pass increased component costs to customers and how that may impact their decision to purchase our trucks.
We sell our trucks to dealers in our network and rely on the dealers to sell them to end users. We recently began sales of our Tre BEV, and we have experienced delays in receiving additional purchase orders from our dealers due in part to lack of charging infrastructure. The end users of the Tre BEV will need to continuously assess their charging capacity and may need to build or expand infrastructure prior to ordering or receiving trucks from the dealers. Dealers have and may continue to experience delays in receiving proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP"), and may experience delays receiving proceeds from the New York Truck Voucher Incentive Program ("NYTVIP"), which many of them are leveraging for the first time. To qualify for the HVIP and NYTVIP, the dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end user. In addition, there have and may continue to be delays in end user purchase orders due to general economic conditions, which in turn could delay dealer purchase orders issued to us.
We also require substantial additional capital to develop our products, including the Tre FCEV trucks, and services and fund operations for the foreseeable future. Until we can generate sufficient revenue, we expect to finance our operations through a combination of existing cash on hand, sales of stock, debt financings, strategic partnerships, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts, demand for our trucks and expense levels, among other things.
Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in the accompanying audited consolidated financial statements for more information.
Components of Results of Operations
Revenues
Truck sales: During the year ended December 31, 2022, our truck sales were derived from deliveries of our Tre BEV trucks to dealers.
Service and other: During the year ended December 31, 2022, service and other revenues included sales from delivered Mobile Charging Trailers ("MCTs"), battery products to existing third-party Romeo customers, and other charging products to dealers and customers.
Cost of Revenues
Truck sales: Cost of revenue includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our Coolidge manufacturing facilities, freight and duty costs, reserves for estimated warranty expenses, and inventory write-downs.

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
•Fees paid to third parties such as consultants and contractors for outside development and validation activities;
•Expenses related to materials, supplies and third-party services, including prototype tooling and non-recurring engineering.
•Depreciation for prototyping equipment and R&D facilities; and
•Expenses related to operating the Coolidge manufacturing facility until the start of commercial production. With the start of commercial production of the Tre BEV in 2022, manufacturing costs, including labor and overhead, as well as inventory-related expenses related to the Tre BEV trucks, and related facility costs, are no longer recorded in research and development but are reflected in cost of revenues.
During the years ended December 31, 2022, 2021, and 2020 our research and development expenses were primarily incurred in connection with the development of the BEV and FCEV trucks.
As a part of its in-kind investment, Iveco agreed to provide us with $100.0 million in advisory services (based on pre-negotiated hourly rates), including project coordination, drawings, documentation support, engineering support, vehicle integration, and product validation support. During the years ended December 31, 2022, 2021, and 2020 we utilized zero, $46.3 million, and $45.7 million, respectively, of advisory services which were recorded as research and development expense. As of December 31, 2021, the full amount of advisory services had been consumed.
We expect our overall research and development costs to remain fairly stable for the foreseeable future as we have commenced commercial production of the Tre BEV, but continue to invest in development of the FCEV to achieve our technology and product roadmap goals.
Selling, General, and Administrative Expense
Selling, general, and administrative expenses consist of personnel related expenses for our corporate, executive, finance, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, marketing, and selling costs. Personnel related expenses consist of salaries, benefits, and stock-based compensation.
We expect our selling, general, and administrative expenses to decrease moderately for the foreseeable future as we continue to stay focused on right-scaling the business and cash preservation.
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
Income Tax Expense (Benefit)
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against U.S. and state deferred tax assets. Cash paid for income taxes, net of refunds during the years ended December 31, 2022, 2021, and 2020 was not material.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates consists of our net portion of gains and losses from equity method investments, primarily our joint venture with Iveco.

Results of Operations
Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021
The following table sets forth our historical operating results for the periods indicated:

	Years Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands, except share and per share data)
Revenues:
Truck sales	$45,931	$—	$45,931	NM
Service and other	4,894	—	$4,894	NM
Total revenues	50,825	—	50,825	NM
Cost of revenues:
Truck sales	150,204	—	150,204	NM
Service and other	5,378	—	5,378	NM
Total cost of revenues	155,582	—	155,582	NM
Gross loss	(104,757)	—	(104,757)	NM
Operating expenses:
Research and development	273,767	292,951	(19,184)	(7)%
Selling, general and administrative	370,154	400,575	(30,421)	(8)%
Total operating expenses	643,921	693,526	(49,605)	(7)%
Loss from operations	(748,678)	(693,526)	(55,152)	8%
Other income (expense):
Interest expense, net	(17,740)	(481)	(17,259)	3588%
Revaluation of warrant liability	3,874	3,051	823	27%
Other income (expense), net	(1,023)	4,102	(5,125)	(125)%
Loss before income taxes and equity in net loss of affiliates	(763,567)	(686,854)	(76,713)	11%
Income tax expense	6	4	2	NM
Loss before equity in net loss of affiliates	(763,573)	(686,858)	(76,715)	11%
Equity in net loss of affiliates	(20,665)	(3,580)	(17,085)	477%
Net loss	(784,238)	(690,438)	(93,800)	14%

Net loss per share attributable to common stockholders:
Basic	$(1.78)	$(1.73)	$(0.05)	3%
Diluted	$(1.78)	$(1.74)	$(0.04)	2%
Weighted-average shares outstanding:
Basic	441,800,499	398,655,081	43,145,418	11%
Diluted	441,800,499	398,784,392	43,016,107	11%
Revenues
Revenues were $50.8 million for the year ended December 31, 2022, consisting of $45.9 million in truck sales driven by sales of Tre BEV trucks and $4.9 million in service and other sales driven by deliveries of MCT units, other charging products and battery products related to existing third-party Romeo customers.
Cost of Revenues
Cost of revenues related to truck sales were $150.2 million for the year ended December 31, 2022. Truck cost of revenues includes direct materials, freight and duties for transportation of purchased parts, manufacturing labor and overhead including Coolidge plant facility costs and depreciation, inventory write-downs for net realizable value and obsolescence, and reserves for estimated warranty expenses. Given our inventory is stated at net realizable value, which is currently lower than the actual cost, any overhead including freight is expensed in the period incurred as opposed to being capitalized into inventory.
With the start of production late in first quarter of 2022, we have experienced high fixed costs due to low volumes produced driving significantly negative margins.
Cost of revenues related to service and other revenue were $5.4 million for the year ended December 31, 2022, driven by direct materials, outsourced services, and fulfillment costs related to MCTs, other charging product, and battery product deliveries.
Research and Development
Research and development expenses decreased by $19.2 million, or 7%, from $293.0 million during the year ended December 31, 2021 to $273.8 million during the year ended December 31, 2022. This decrease was primarily due to a decrease of $54.3 million in outside development. This decrease was partially offset by an increase in personnel costs of $29.1 million driven by growth in our in-house engineering headcount including increases in headcount related to the Romeo Acquisition. Additionally, there was an increase in freight for prototype components of $2.9 million.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $30.4 million, or 8%, from $400.6 million during the year ended December 31, 2021 to $370.2 million during the year ended December 31, 2022. The decrease primarily related to $125.0 million recognized in the third quarter of 2021 related to settlement of the SEC investigation, along with a decrease of $19.7 million for legal expenses related to Mr. Milton's indemnification agreement. These decreases were partially offset by an increase in personnel costs of $31.2 million driven by an increase in headcount and severance cost related to Romeo Acquisition, and increase in professional services of $16.8 million primarily due to costs incurred for the Romeo Acquisition.
Interest expense, net
Interest expense, net increased by $17.3 million, or 3588%, from $0.5 million during the year ended December 31, 2021 to $17.7 million during the year ended December 31, 2022. The increase is primarily due to an increase in interest on our Convertible Notes of $15.1 million, interest on our financing obligations of $2.3 million, interest on our Collateralized Promissory Notes of $1.3 million, and interest on other debt of $0.5 million, partially offset by interest income recognized on our senior secured loan to Romeo prior to the close of the acquisition.
Revaluation of Warrant Liability
The revaluation of warrant liability increased $0.8 million, from $3.1 million during the year ended December 31, 2021 to $3.9 million during the year ended December 31, 2022, resulting from changes in fair value of our warrant liability.
Other Income (Expense), net
Other income (expense), net decreased by $5.1 million, from $4.1 million of income during the year ended December 31, 2021 to $1.0 million of expense during the year ended December 31, 2022. The decrease was driven primarily by an incremental loss on revaluations of the derivative asset and liability of $3.8 million compared to the prior year, a decrease in government grant income recognized of $1.7 million, along with losses on foreign currency valuation adjustments, partially offset by an increase $1.0 million related to a loss on sale of equipment recognized in the prior year.
Income Tax Expense
Income tax expense for the years ended December 31, 2022 and 2021 was immaterial. We have cumulative net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased by $17.1 million, from $3.6 million for the year ended December 31, 2021 to $20.7 million for the year ended December 31, 2022. The increase was driven by additional losses of $16.5 million in the current period related to Nikola Iveco Europe GmbH, attributed to research and development activities, and additional losses of $0.6 million related to WVR for the year ended December 31, 2022.

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020
The following table sets forth our historical operating results for the periods indicated:

	Years Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands, except share and per share data)
Revenues:
Service and other	—	95	$(95)	NM
Total revenues	—	95	(95)	NM
Cost of revenues:
Service and other	—	72	(72)	NM
Total cost of revenues	—	72	(72)	NM
Gross profit	—	23	(23)	NM
Operating expenses:
Research and development	292,951	185,619	107,332	58%
Selling, General and Administrative	400,575	182,724	217,851	119%
Impairment Expense	—	14,415	(14,415)	NM
Total operating expenses	693,526	382,758	310,768	81%
Loss from operations	(693,526)	(382,735)	(310,791)	81%
Other income (expense):
Interest income (expense), net	(481)	202	(683)	(338)%
Loss forward contract liability	—	(1,324)	1,324	NM
Revaluation of warrant liability	3,051	13,448	(10,397)	(77)%
Other income (expense), net	4,102	(846)	4,948	(585)%
Loss before income taxes and equity in net loss of affiliates	(686,854)	(371,255)	(315,599)	85%
Income tax expense (benefit)	4	(1,026)	1,030	NM
Loss before equity in net loss of affiliates	(686,858)	(370,229)	(316,629)	86%
Equity in net loss of affiliates	(3,580)	(637)	(2,943)	NM
Net loss	(690,438)	(370,866)	(319,572)	86%
Premium paid on repurchase of redeemable convertible preferred stock	—	(13,407)	13,407	(100)%
Net loss attributable to common stockholders	$(690,438)	$(384,273)	$(306,165)	80%

Net loss per share attributable to common stockholders:
Basic	$(1.73)	$(1.15)	$(0.58)	NM
Diluted	$(1.74)	$(1.18)	$(0.56)	NM
Weighted-average shares outstanding:
Basic	398,655,081	335,325,271	63,329,810	NM
Diluted	398,784,392	335,831,033	62,953,359	NM
Revenues and Cost of Revenues
Revenues and cost of revenues for the year ended December 31, 2020 were related to solar installation service projects. Solar installation projects were not related to our primary operations and were concluded in 2020. Solar revenues and costs of solar revenues were immaterial for the year ended December 31, 2020.
Research and Development
Research and development expenses increased by $107.3 million, or 58%, from $185.6 million during the year ended December 31, 2020 to $293.0 million in the year ended December 31, 2021. The increase was primarily due to $40.9 million in higher spend on purchased components and tooling as we focus primarily on building and testing our BEV truck platform, as well as continuing the development of our FCEV truck platform. In addition, personnel costs increased $31.2 million and stock-based compensation expense increased $20.6 million driven by growth in our in-house engineering headcount. Additionally, freight related to the transportation of prototype parts and components increased $7.6 million. The remaining increase was driven by depreciation and occupancy costs related to capital equipment and software dedicated to research and development activities, professional services related to engineering activities, and an increase in travel due to easing of travel restrictions imposed during the prior year related to COVID-19, partially offset by a decrease in outside development spend.
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
Interest Income (Expense), net
Interest income (expense), net decreased by $0.7 million, or 338%, from $0.2 million of income during the year ended December 31, 2020 to $0.5 million of income during the year ended December 31, 2021. The decrease is primarily due to a lower average interest rate earned on deposits and an increase in interest expense related to finance lease liabilities and the promissory notes.
Loss on Forward Contract Liability
Loss on the forward contract liability represents recognized loss from a $1.3 million change in fair value as of the settlement date. The forward contract liability was settled in April 2020.
Revaluation of Warrant Liability
The revaluation of warrant liability decreased $10.4 million, from $13.4 million during the year ended December 31, 2020 to $3.1 million during the year ended December 31, 2021, resulting from the change in fair value of our warrant liability.
Other Income (Expense), net
Other income (expense), net increased by $4.9 million, from $0.8 million of income during the year ended December 31, 2020 to $4.1 million of expense during the year ended December 31, 2021. The increase was driven primarily by government grant income of $3.4 million, gains on foreign currency exchange and unrealized gains on investments, partially offset by a loss on sale of equipment of $1.0 million.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the year ended December 31, 2021 was immaterial. Income tax expense (benefit for the year ended December 31, 2020 was a $1.0 million benefit, primarily related to changes in deferred tax liabilities related to our indefinite-lived intangible which was impaired in 2020. We have cumulative net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliate decreased by $2.9 million from $0.6 million for the year ended December 31, 2020 to $3.6 million for the year ended December 31, 2021. The decrease was driven by additional losses in excess of gains of $3.3 million in 2021 related to Nikola Iveco Europe GmbH, partially offset by a gain of $0.3 million related to WVR.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended December 31,		Years Ended December 31,
	2022	2021	2022	2021	2020
	(in thousands)
Net loss attributable to common stockholders	$(222,066)	$(159,416)	$(784,238)	$(690,438)	$(370,866)
Interest (income) expense, net	6,986	262	17,740	481	(202)
Income tax expense (benefit)	3	—	6	4	(1,026)
Depreciation and amortization	6,828	2,272	23,300	8,231	6,008
EBITDA	(208,249)	(156,882)	(743,192)	(681,722)	(366,086)
Stock-based compensation	44,191	53,728	255,405	205,711	137,991
Loss on forward contract liability	—	—	—	—	1,324
Revaluation of financial instruments	(52)	71	(145)	(3,155)	(13,448)
Romeo Acquisition transaction costs	12,462	—	14,560	—	—
Regulatory and legal matters(1)	(15,145)	12,185	23,175	47,842	24,683
Impairment expense	—	—	—	—	14,415
SEC settlement	—	—	—	125,000	—
Adjusted EBITDA	$(166,793)	$(90,898)	$(450,197)	$(306,324)	$(201,121)
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

The following table reconciles net loss and net loss per share to non-GAAP net loss and non-GAAP net loss per share for the periods indicated:

	Three Months Ended December 31,		Years Ended December 31,
	2022	2021	2022	2021	2020
	(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(222,066)	$(159,416)	$(784,238)	$(690,438)	$(384,273)
Stock-based compensation	44,191	53,728	255,405	205,711	137,991
Premium paid on repurchase of redeemable convertible preferred stock	—	—	—	—	13,407
Revaluation of financial instruments	(52)	71	(145)	(3,155)	(13,448)
Romeo Acquisition transaction costs	12,462	—	14,560	—	—
Regulatory and legal matters(1)	(15,145)	12,185	23,175	47,842	24,683
Impairment expense	—	—	—	—	14,415
SEC settlement	—	—	—	125,000	—
Non-GAAP net loss	$(180,610)	$(93,432)	$(491,245)	$(315,040)	$(207,225)

Non-GAAP net loss per share:
Basic	$(0.37)	$(0.23)	$(1.11)	$(0.79)	$(0.62)
Diluted	$(0.37)	$(0.23)	$(1.11)	$(0.79)	$(0.62)
Weighted average shares outstanding:
Basic	487,551,035	407,448,311	441,800,499	398,655,081	335,325,271
Diluted	487,551,035	407,448,311	441,800,499	398,784,392	335,831,033
(1) Regulatory and legal matters include legal, advisory and other professional service fees incurred in connection with the short-seller article from September 2020, and investigations and litigation related thereto.
Liquidity and Capital Resources
In accordance with the ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASC 205-40”), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
As an early stage growth company, our ability to access capital is critical. Until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital. Additional stock financing may not be available on favorable terms and could be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments.
We have secured and intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the Equity Distribution Agreement, our Second Tumim Purchase Agreement, and the Convertible Note Purchase Agreement, each as defined below. However, the ability to access the Equity Distribution Agreement and Second Tumim Purchase Agreement are dependent on our common stock trading volumes and the market price of our common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for our ASC 205-40 analysis.
If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some or all of our development programs and operations, which could materially harm our business, financial condition and results of operations. The result of our ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of these consolidated financial statements.
Since inception, we financed our operations primarily from the sales of stock, the Business Combination, proceeds from the Tumim Purchase Agreements and our Equity Distribution Agreement, redemption of warrants, and debt. As of December 31, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $233.4 million.
During 2021, we entered into a purchase agreement with Tumim (the "First Tumim Purchase Agreement") allowing us to issue shares of our common stock to Tumim for proceeds of up to $300.0 million. As of December 31, 2022 we have issued

31,461,742 shares of common stock to Tumim under the terms of the First Tumim Purchase Agreement for gross proceeds of $287.5 million, excluding the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the First Tumim Purchase Agreement. As of December 31, 2022, there were 3,420,990 registered shares remaining and a remaining commitment available under the First Tumim Purchase Agreement of $12.5 million. Subsequent to December 31, 2022, we sold 3,420,990 shares of common stock for proceeds of $8.4 million and terminated the First Tumim Purchase Agreement.
Additionally, during 2021, we entered into a second purchase agreement with Tumim (the "Second Tumim Purchase Agreement" and, together with the First Tumim Purchase Agreement, the "Tumim Purchase Agreements") allowing us to issue shares of our common stock to Tumim for proceeds of up to an additional $300.0 million, provided that certain conditions have been met, including the termination of the First Tumim Purchase Agreement. As of December 31, 2022, we have not sold any shares of common stock to Tumim under the terms of the Second Tumim Purchase Agreement with 28,790,787 registered shares remaining and a remaining commitment of $300.0 million available.
During the second quarter of 2022, we completed a private placement of $200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior PIK toggle notes (the "Toggle Senior Unsecured Convertible Notes"), which mature on May 31, 2026. Net proceeds from the issuance were $183.2 million.
During the third quarter of 2022, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Citi Global Markets, Inc. ("Citi") pursuant to which we can issue and sell shares of our common stock with an aggregate maximum offering price of $400.00 million. As of December 31, 2022, we have sold 45,324,227 shares of common stock under our Equity Distribution Agreement. We received $167.8 million in gross proceeds from the Equity Distribution Agreement during the year ended December 31, 2022, resulting in net proceeds of $163.5 million after deducting $4.3 million in commissions and other fees. As of December 31, 2022, we accrued $1.7 million for commissions in accrued expenses and other current liabilities on the consolidated balance sheets.
During the fourth quarter of 2022, we entered into a securities purchase agreement (the "Convertible Note Purchase Agreement") pursuant to which we can issue and sell up to $125.0 million in initial principal amount of senior convertible notes (the "5% Senior Convertible Notes") in a registered direct offering. We consummated an initial closing for the sale of $50.0 million in aggregate principal amount of 5% Senior Convertible Notes on December 30, 2022. Each 5% Senior Convertible Note will accrue interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning April 1, 2023, and will mature on the first anniversary of its date of issuance unless the maturity date is extended at the option of the noteholders in certain instances.
Short-Term Liquidity Requirements
As of December 31, 2022, our current assets were $436.9 million consisting primarily of cash, cash equivalents and restricted cash of $244.0 million, and our current liabilities were $383.6 million comprised of primarily of accounts payable and accrued expenses.
Our short term liquidity will be utilized to execute our business strategy over the next twelve month period including (i) scaling the production, distribution and service of the BEV truck, (ii) expanding and maintaining the Coolidge manufacturing facility, (iii) completing the roll-out of our initial energy infrastructure, and (iv) completing validation and on-road testing of the FCEV truck and starting commercial production. However, actual results could vary materially and negatively as a result of a number of factors, including:
•our ability to manage the costs of manufacturing the BEV and FCEV trucks;
•the level and timing of revenue recognized and cash generated from sales of our BEV and FCEV trucks;
•the costs of expanding and maintaining our manufacturing facility and equipment;
•our warranty claims experience should actual warranty claims differ significantly from estimates;
•the scope, progress, results, costs, timing and outcomes of our research and development for our FCEV trucks;
•the timing and the costs involved in bringing our vehicles to market;
•the costs and timing of development and deployment of our hydrogen distribution, dispensing and storage network;
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
Long-Term Liquidity Requirements
Until we can generate sufficient revenue to cover operating expenses, working capital and capital expenditures, we expect to fund cash needs through a combination of equity and debt financing, including lease securitization, strategic collaborations, and licensing arrangements. If we raise funds by issuing equity or equity-linked securities, dilution to stockholders may result. Any equity or equity-linked securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or other debt financing agreements could impose significant restrictions on our operations and may require us to pledge certain assets. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
Summary of Cash Flows
The following table provides a summary of cash flow data:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(576,706)	$(307,154)	$(150,533)
Net cash used in investing activities	(221,249)	(207,481)	(31,141)
Net cash provided by financing activities	598,678	187,598	941,120
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to manufacturing, research and development and selling, general, and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $576.7 million for the year ended December 31, 2022. The most significant component of our cash used during this period was a net loss of $784.2 million, which included non-cash expenses of $255.4 million related to stock-based compensation, $21.1 million related to inventory write-downs, $20.7 million equity in loss of affiliates, and $23.3 million related to depreciation and amortization, other non cash adjustments of $16.9 million and net cash outflows of $129.8 million from changes in operating assets and liabilities primarily driven by an increase in inventory and accounts receivable, partially offset by an increase in accounts payable and accrued expenses.
Net cash used in operating activities was $307.2 million for the year ended December 31, 2021. The most significant component of our cash used during this period was a net loss of $690.4 million, which included non-cash expenses of $205.7 million related to stock-based compensation, $46.3 million for in-kind services, $8.2 million related to depreciation and amortization, and $5.6 million for the issuance of commitment shares to Tumim, other non cash adjustments of $7.1 million and net cash inflows of $110.4 million from changes in operating assets and liabilities primarily driven by an increase in accounts payable and accrued expenses related to the liability for the SEC settlement, and increased spend on the development of our BEV and FCEV trucks, along with an increase in other long-term liabilities related to the SEC settlement, partially offset by an increase in inventory and prepaid expenses and other current assets.
Net cash used in operating activities was $150.5 million for the year ended December 31, 2020. The most significant component of our cash used during this period was a net loss of $370.9 million, which included non-cash expenses of $138.0 million related to stock-based compensation, a gain of $13.4 million related to the change in fair value of our warrant liability, $45.7 million for in-kind services, $6.0 million related to depreciation and amortization, $14.4 million for impairment charges, and a loss of $1.3 million related to the change in fair value of our forward contract liability, and net cash inflows of $28.7 million from changes in operating assets and liabilities and net cash outflows of other operating activities of $0.4 million, primarily driven by an increase in accounts payable and accrued expenses related to accrued expenses related to regulatory and legal matters, and increased spend on the development of our BEV an FCEV trucks, partially offset by an increase in accounts receivable, net and prepaid expenses and other current assets.

Cash Flows from Investing Activities
Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue as we expand our truck manufacturing facility in Coolidge, Arizona, finance operations of our joint venture in Ulm, Germany, and develop our energy infrastructure.
Net cash used in investing activities was $221.2 million for the year ended December 31, 2022, which was primarily due to purchases and deposits for property and equipment, including costs of construction for our Coolidge manufacturing facility and purchases of capital equipment of $170.7 million, $27.8 million for issuance of senior secured debt to Romeo, $23.0 million in cash paid for investment in affiliates, and $6.6 million paid to settle the second price differential with WVR, offset by $6.9 million acquired as a result of the Romeo Acquisition.
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
Net cash used in investing activities was $31.1 million for the year ended December 31, 2020, which was primarily due to purchases and deposits for property and capital equipment, including construction for our Coolidge manufacturing facility and purchase of capital equipment of $22.3 million, and $8.8 million in cash paid for investment in the joint venture.
Cash Flows from Financing Activities
Net cash provided by financing activities was $598.7 million for the year ended December 31, 2022, which was primarily due to proceeds from the issuance of convertible notes of approximately $233.2 million, proceeds from the issuance of common stock from the Equity Distribution Agreement of approximately $165.1 million, proceeds from the First Tumim Purchase Agreement of approximately $123.7 million, net proceeds from issuance of the promissory notes for $54.0 million, proceeds from the financing obligation of $44.8 million, proceeds from the exercises of stock options of $6.9 million and other financing activity of $1.5 million, partially offset by $30.5 million in payments on our debt, promissory notes and notes payable.
Net cash provided by financing activities was $187.6 million for the year ended December 31, 2021, which was primarily due to proceeds from the First Tumim Purchase Agreement of approximately $163.8 million, net proceeds from issuance of the promissory notes for $24.6 million, proceeds from the exercises of stock options of $4.8 million, partially offset by a $4.1 million payment of our term loan and other financing outflows of $1.5 million.
Net cash provided by financing activities was $941.1 million for the year ended December 31, 2020, which was primarily due to net proceeds of $616.7 million from the Business Combination and the PIPE, the proceeds from the exercise of public and private warrants of $264.5 million, proceeds from the issuance of Legacy Nikola's Series D redeemable convertible preferred stock, net of issuance costs, of $50.3 million and proceeds from the exercise of stock options of $9.7 million and proceeds from tenant allowances for the construction of our headquarters of $0.9 million, offset by payments on our finance lease liability of $1.0 million.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve valuation of our stock-based compensation, including the fair value of common stock and market-based restricted stock units, assignment of fair value and allocation of purchase price in connection with the Romeo Acquisition, the valuations of warrant liabilities, derivative liabilities, the WVR Put Right and Price Differential and redeemable convertible preferred stock tranche liability, estimates related to our lease assumptions, warranty assumptions and revenue recognition, contingent liabilities, including litigation reserves, and inventory valuation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and the results may be material.
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
Recent Accounting Pronouncements
Note 2 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K, provides more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022 and 2021, we had cash and cash equivalents of $233.4 million and $497.2 million, respectively. As of December 31, 2021, the cash and cash equivalents balance consisted of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents. As of December 31, 2022, none of our cash and cash equivalents balance was invested in interest-bearing money market accounts.
Foreign Currency Risk
For the year ended December 31, 2022, 2021 and 2020, we recorded a $1.0 million loss, $1.4 million gain and $0.8 million loss, respectively, for foreign currency adjustments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nikola Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nikola Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an adverse opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Business Combination

Description of the Matter
As described in Note 3 to the consolidated financial statements, during 2022, the Company completed the acquisition of Romeo Power, Inc. for total purchase consideration of $78.6 million.

Auditing management’s accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair value of the investment in affiliates, which was valued using a discounted cash flow model. The fair value determination of the investment in affiliates required management to make estimates and significant assumptions regarding future cash flows, including revenue growth rates, earnings metrics, and discount rate. These significant assumptions were forward-looking and could be affected by future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions. This included testing controls over the estimation process supporting the recognition and measurement of investment in affiliates and management’s judgment and evaluation of underlying assumptions and estimates with regards to these fair values.

To test the estimated fair value of the investment in affiliate, our audit procedures included, among others, assessing the fair value methodology used by the Company and testing the significant assumptions and the underlying data used by the Company in its analyses. We also performed sensitivity analyses over the significant assumptions used to evaluate the change in the fair value resulting from changes in the assumptions. Additionally, we tested the completeness and accuracy of the underlying data used in the valuation. We involved our valuation specialists to assist us in our evaluation of the Company’s valuation model, related assumptions and output of the valuation model.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.

Phoenix, Arizona
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nikola Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Nikola Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Nikola Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Romeo Power, Inc., which is included in the 2022 consolidated financial statements of the Company and constituted approximately 2.2% and 5.9% of revenue and net loss, respectively, for the year then ended December 31, 2022, and represented 8.8% and 8.2% of total assets and net assets, respectively, for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Romeo Power, Inc.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness associated with ineffective information technology general controls (ITGCs) in the areas of user access and change management, over the information technology (IT) system that supports the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT system.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Phoenix, Arizona
February 23, 2023

NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$233,405	$497,241
Restricted cash and cash equivalents	10,600	—
Accounts receivable, net	31,900	—
Inventory	123,197	11,597
Prepaid expenses and other current assets	37,824	15,891
Total current assets	436,926	524,729
Restricted cash and cash equivalents	78,959	25,000
Long-term deposits	34,279	27,620
Property, plant and equipment, net	437,006	244,377
Intangible assets, net	93,094	97,181
Investment in affiliates	72,816	61,778
Goodwill	6,688	5,238
Prepayment - long-term supply agreement	44,835	—
Other assets	32,055	3,896
Total assets	$1,236,658	$989,819
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$117,914	$86,982
Accrued expenses and other current liabilities	202,562	93,487
Debt and finance lease liabilities, current (including $50.0 million and zero measured at fair value, respectively)	63,114	140
Total current liabilities	383,590	180,609
Long-term debt and finance lease liabilities, net of current portion	291,627	25,047
Operating lease liabilities	28,223	2,263
Warrant liability	421	4,284
Other long-term liabilities	6,303	84,033
Deferred tax liabilities, net	15	11
Total liabilities	710,179	296,247
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 800,000,000 and 600,000,000 shares authorized as of December 31, 2022 and 2021, respectively, 512,935,485 and 413,340,550 shares issued and outstanding as of December 31, 2022 and 2021, respectively	51	41
Additional paid-in capital	2,562,855	1,944,341
Accumulated deficit	(2,034,850)	(1,250,612)
Accumulated other comprehensive income (loss)	(1,577)	(198)
Total stockholders' equity	526,479	693,572
Total liabilities and stockholders' equity	$1,236,658	$989,819
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Truck sales	$45,931	$—	$—
Service and other	4,894	—	95
Total revenues	50,825	—	95
Cost of revenues:
Truck sales	150,204	—	—
Service and other	5,378	—	72
Total cost of revenues	155,582	—	72
Gross profit (loss)	(104,757)	—	23
Operating expenses:
Research and development	273,767	292,951	185,619
Selling, general and administrative	370,154	400,575	182,724
Impairment expense	—	—	14,415
Total operating expenses	643,921	693,526	382,758
Loss from operations	(748,678)	(693,526)	(382,735)
Other income (expense):
Interest income (expense), net	(17,740)	(481)	202
Loss on forward contract liability	—	—	(1,324)
Revaluation of warrant liability	3,874	3,051	13,448
Other income (expense), net	(1,023)	4,102	(846)
Loss before income taxes and equity in net loss of affiliates	(763,567)	(686,854)	(371,255)
Income tax expense (benefit)	6	4	(1,026)
Loss before equity in net loss of affiliates	$(763,573)	$(686,858)	$(370,229)
Equity in net loss of affiliates	(20,665)	(3,580)	(637)
Net loss	$(784,238)	$(690,438)	$(370,866)
Premium paid on repurchase of redeemable convertible preferred stock	—	—	(13,407)
Net loss attributable to common stockholders	$(784,238)	$(690,438)	$(384,273)

Net loss per share attributable to common stockholders:
Basic	$(1.78)	$(1.73)	$(1.15)
Diluted	$(1.78)	$(1.74)	$(1.18)
Weighted-average shares outstanding:
Basic	441,800,499	398,655,081	335,325,271
Diluted	441,800,499	398,784,392	335,831,033

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(784,238)	$(690,438)	$(370,866)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,379)	(437)	239
Comprehensive loss	$(785,617)	$(690,875)	$(370,627)

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	82,297,742	$383,987	60,167,334	$1	$—	$(188,480)	$—	$(188,479)
Retroactive application of recapitalization	(82,297,742)	(383,987)	210,658,758	26	383,961	—	—	383,987
Adjusted balance, beginning of period	—	—	270,826,092	27	383,961	(188,480)	—	195,508
Issuance of Series D redeemable convertible preferred stock, net of $8,403 issuance costs (1)	—	—	6,581,340	1	56,249	—	—	56,250
Issuance of Series D redeemable convertible preferred stock for in kind contribution (1)	—	—	9,443,353	1	91,998	—	—	91,999
Business Combination and PIPE financing	—	—	72,272,942	7	594,515	—	—	594,522
Exercise of stock options	—	—	8,716,423	—	9,863	—	—	9,863
Issuance of shares for RSU awards	—	—	194,306	—	—	—	—	—
Stock-based compensation	—	—	—	—	137,991	—	—	137,991
Common stock issued for warrants exercised	—	—	23,006,891	3	265,460	—	—	265,463
Cumulative effect of ASU 2016-02 adoption	—	—	—	—	—	(828)	—	(828)
Net loss	—	—	—	—	—	(370,866)	—	(370,866)
Other comprehensive income	—	—	—	—	—	—	239	239
Balance as of December 31, 2020	—	$—	391,041,347	$39	$1,540,037	$(560,174)	$239	$980,141
Exercise of stock options	—	—	3,472,267	1	4,571	—	—	4,572
Issuance of shares for RSU awards	—	—	2,523,328	—	—	—	—	—
Common stock issued for commitment shares	—	—	407,743	—	5,564	—	—	5,564
Common stock issued for investment in affiliates, net of common stock with embedded put right	—	—	1,682,367	—	19,139	—	—	19,139
Reclassification from mezzanine equity to equity after elimination of put right	—	—	—	—	5,532	—	—	5,532
Issuance of common stock under Tumim Purchase Agreements	—	—	14,213,498	1	163,787	—	—	163,788
Stock-based compensation	—	—	—	—	205,711	—	—	205,711
Net loss	—	—	—	—	—	(690,438)	—	(690,438)
Other comprehensive loss	—	—	—	—	—	—	(437)	(437)
Balance as of December 31, 2021	—	$—	413,340,550	$41	$1,944,341	$(1,250,612)	$(198)	$693,572
Exercise of stock options	—	—	6,424,780	1	7,104	—	—	7,105
Issuance of shares for RSU awards	—	—	8,527,456	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	—	—	17,248,244	2	123,670	—	—	123,672
Common stock issued under Equity Distribution Agreement, net	—	—	45,324,227	5	163,457	—	—	163,462
Common stock issued for Romeo Acquisition	—	—	22,070,228	2	67,533	—	—	67,535
Fair value of vested portion of Romeo stock awards	—	—	—	—	1,345	—	—	1,345
Stock-based compensation	—	—	—	—	255,405	—	—	255,405
Net loss	—	—	—	—	—	(784,238)	—	(784,238)
Other comprehensive loss	—	—	—	—	—	—	(1,379)	(1,379)
Balance as of December 31, 2022	—	$—	512,935,485	$51	$2,562,855	$(2,034,850)	$(1,577)	$526,479
(1) Issuance of redeemable convertible preferred stock and convertible preferred stock warrants have been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(784,238)	$(690,438)	$(370,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,300	8,231	6,008
Stock-based compensation	255,405	205,711	137,991
Non-cash in-kind services	—	46,271	45,729
Loss on forward contract liability	—	—	1,324
Impairment expense	—	—	14,415
Equity in net loss of affiliates	20,665	3,580	637
Revaluation of financial instruments	(145)	(3,051)	(13,448)
Issuance of common stock for commitment shares	—	5,564	—
Inventory write-downs	21,058	4,927	—
Non-cash interest expense	15,481	—	—
Other non-cash activity	1,594	1,626	(1,063)
Changes in operating assets and liabilities:
Accounts receivable, net	(31,509)	—	—
Inventory	(120,906)	(17,412)	—
Prepaid expenses and other current assets	(8,506)	(10,967)	(928)
Other assets	(809)	(1,216)	—
Accounts payable, accrued expenses and other current liabilities	34,235	96,144	29,668
Long-term deposits	(4,306)	(4,721)	—
Operating lease liabilities	(874)	(50)	—
Other long-term liabilities	2,849	48,647	—
Net cash used in operating activities	(576,706)	(307,154)	(150,533)
Cash flows from investing activities
Purchases and deposits for property, plant and equipment	(170,726)	(179,269)	(22,324)
Investments in affiliates	(23,027)	(25,000)	(8,817)
Issuance of senior secured note receivable and prepaid acquisition-related consideration	(27,791)	—	—
Settlement of Price Differentials	(6,588)	(3,412)	—
Cash and restricted cash acquired in Romeo Acquisition	6,865	—	—
Proceeds from sale of equipment	18	200	—
Net cash used in investing activities	(221,249)	(207,481)	(31,141)
Cash flows from financing activities
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs paid	—	—	50,349
Business Combination and PIPE financing, net of issuance costs paid	—	—	616,726
Proceeds from the exercise of stock options	6,867	4,785	9,650
Proceeds from the exercise of stock warrants, net of issuance costs paid	—	—	264,548
Proceeds from issuance of shares under the Tumim Purchase Agreement	123,672	163,788	—
Proceeds from issuance of Convertible Notes, net of discount and issuance costs	233,214	—	—
Proceeds from issuance of common stock under Equity Distribution Agreement, net of commissions paid	165,143	—	—
Proceeds from issuance of debt, promissory notes and notes payable, net of issuance costs	54,000	24,632	4,134
Proceeds from issuance of financing obligations, net of issuance costs	44,823	—	—
Proceeds from insurance premium financing	6,637	—	—
Repayment of debt, promissory notes and notes payable	(30,526)	(4,100)	(4,134)
Payments on insurance premium financing	(4,638)	—	—
Payments on finance lease liabilities and financing obligation	(514)	(863)	(1,042)
Other financing activities	—	(644)	889
Net cash provided by financing activities	598,678	187,598	941,120
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(199,277)	(327,037)	759,446
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	522,241	849,278	89,832
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$322,964	$522,241	$849,278
See accompanying notes to consolidated financial statements.

Supplemental cash flow disclosures:
Cash paid for interest	$4,446	$797	$884
Cash interest received	$1,449	$512	$703
Supplemental noncash investing and financing activities:
Net assets acquired in Romeo Acquisition	$77,137	$—	$—
Purchases of property, plant and equipment included in liabilities	$37,160	$27,510	$6,751
Toggle Unsecured Convertible Notes issued for paid in kind interest	$10,939	$—	$—
Accrued PIK interest	$1,998	$—	$—
Accrued commissions under Equity Distribution Agreement	$1,681	$—	$—
Embedded derivative asset bifurcated from Convertible Notes	$1,500	$—	$—
Non-cash prepaid in-kind services	$—	$—	$46,271
Accrued Business Combination and PIPE transaction costs	$—	$—	$285
Net liabilities assumed from VectoIQ	$—	$—	$21,919
Settlement of forward contract liability	$—	$—	$1,324
Stock option proceeds receivable	$238	$—	$213
Leased assets obtained in exchange for new finance lease liabilities	$1,547	$646	$—
Common stock issued for commitment shares	$—	$5,564	$—
Common stock issued for investments in affiliates, including common stock with embedded put right	$—	$32,376	$—
Acquired intangible assets included in liabilities	$—	$47,181	$—
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION
(a)Overview
Nikola Corporation ("Nikola" or the "Company") is a designer and manufacturer of heavy-duty commercial battery-electric ("BEV") and hydrogen-electric vehicles ("FCEV") and energy infrastructure solutions.
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
On October 14, 2022, the Company completed the acquisition of Romeo Power, Inc. (“Romeo”) (the "Romeo Acquisition") by acquiring 100% of the Romeo common stock that was issued and outstanding as of the date of acquisition for a total purchase price of $78.6 million (see Note 3, Business Combinations). Romeo manufactures battery modules, packs, and battery management systems for commercial vehicle applications. The consolidated financial statements as of and during the year ended December 31, 2022 include the financial results of Romeo from the date of acquisition.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
1. BASIS OF PRESENTATION (Continued)
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
(c)Funding Risks and Going Concern
In accordance with the ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASC 205-40”) the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
As an early stage growth company, the Company's ability to access capital is critical. Until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital. Additional stock financing may not be available on favorable terms, or at all, and would be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments.
The Company has secured and intends to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the equity distribution agreement with Citi Global Markets, Inc., as sales agent, (see Note 10, Capital Structure), the second common stock purchase agreement with Tumim Stone Capital LLC (see Note 10, Capital Structure), and the securities purchase agreement with investors for the sale of an additional principal amount of unsecured senior convertible notes (see Note 9, Debt and Finance Lease Liabilities). However, the ability to access the equity distribution agreement and second common stock purchase agreement are dependent on the Company’s common stock trading volumes and the market price of the Company’s common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for the Company’s ASC 205-40 analysis.
If capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back, or abandon some or all of its development programs and operations, which could materially harm the Company's business, financial condition and results of operations. The result of the Company’s ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these consolidated financial statements.
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
(b)Comprehensive Loss
Comprehensive loss represents the net loss for the period adjusted for other comprehensive income (loss). Other comprehensive income (loss) is comprised of currency translation adjustments relating to the Company's subsidiaries and equity method investments, whose functional currency is not the U.S. dollar.
(c)Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company's most significant estimates and judgments involve valuation of the Company's stock-based compensation, including the fair value of common stock and market-based restricted stock units, assignment of fair value and allocation of purchase price in connection with the Romeo Acquisition, the valuations of warrant liabilities, derivative

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
liabilities, the Put Right, Price Differential and redeemable convertible preferred stock tranche liability, estimates related to the Company's lease assumptions, contingent liabilities, including litigation reserves, warranty reserves and inventory valuation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
(d)Segment Information
Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM"), in deciding how to allocate resources and in assessing performance. The Company has two components, the Truck business unit and Energy business unit. The Truck business unit is manufacturing and selling BEV trucks and developing and commercializing FCEV trucks that provide, or are expected to provide, environmentally friendly, cost effective solutions to the trucking sector. The Energy business unit is developing and constructing a network of hydrogen fueling stations to meet hydrogen fuel demand for the Company's customers. The Company's chief executive officer, who is also the CODM, makes decisions and manages the Company's operations as a single operating and reportable segment for purposes of allocating resources and evaluating financial performance.
(e)Accounts Receivable, net
Accounts receivable, net, are reported at the invoiced amount, less an allowance for potential uncollectible amounts. The Company had $0.5 million allowance for uncollectible amounts as of December 31, 2022 and no allowance for uncollectible amounts as of December 31, 2021.
(f)Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash and cash equivalents, and accounts receivable. The Company's cash is placed with high-credit-quality financial institutions and issuers, and at times exceeds federally insured limits. The Company has not experienced any credit loss relating to its cash equivalents and accounts receivable.
(g)Concentration of Supplier Risk
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
(h)Concentration of Customer Risk
The Company is subject to risks related to its dependence on dealers to facilitate sales to end customers. Sales to three dealers during the year ended December 31, 2022, each individually represented sales in excess of 10% of total revenue. The loss of any of these dealers, or a significant reduction in sales to any such dealer, could adversely affect our revenues. The Company continues to expand the dealer network in order to minimize the Company's sales concentration risk.
(i)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of December 31, 2022 and 2021 the Company had $233.4 million and $497.2 million of cash and cash equivalents, which included cash equivalents of zero and $463.9 million highly liquid investments at December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, the Company had $89.6 million and $25.0 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and primarily consists of

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
securitization of the Company's letters of credit, leases, and debt. See note 9, Debt and Finance Lease Liabilities, for additional details.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$233,405	$497,241	$840,913
Restricted cash and cash equivalents—current	10,600	—	4,365
Restricted cash and cash equivalents—non-current	78,959	25,000	4,000
Cash, cash equivalents and restricted cash and cash equivalents	$322,964	$522,241	$849,278
(j)Fair Value of Financial Instruments
The carrying value and fair value of the Company's financial instruments are as follows:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$170	$170

Liabilities
Warrant liability	$—	$—	$421	$421
5% Senior Unsecured Convertible Note	$—	$—	$50,000	$50,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$463,867	$—	$—	$463,867

Liabilities
Warrant liability	$—	$—	$4,284	$4,284
Derivative liability	$—	$—	$4,189	$4,189
Forward Contract Liability
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
Warrant Liability
As a result of the Business Combination, the Company assumed a warrant liability (the "Warrant Liability") related to previously issued private warrants in connection with VectoIQ's initial public offering. Additionally, as a result of the Romeo Acquisition, the Company assumed Romeo's warrant liability previously issued in connection with Romeo's initial public offering (together the "Warrant Liabilities"). The Warrant Liabilities are remeasured to their fair value at each reporting period and upon settlement. The change in fair value was recognized in revaluation of warrant liability on the consolidated statements of operations. The change in fair value of the Warrant Liabilities was as follows:

Warrant Liabilities
Estimated fair value at December 31, 2019	$—
Warrant liability assumed from the Business Combination	21,698
Change in estimated fair value	(13,448)
Settlement of warrant liability	(915)
Estimated fair value at December 31, 2020	7,335
Change in fair value	(3,051)
Estimated fair value at December 31, 2021	4,284
Warrant liability assumed from the Romeo Acquisition	11
Change in fair value	(3,874)
Estimated fair value at December 31, 2022	$421
The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of December 31,
	2022	2021
Stock price	$2.16	$9.87
Exercise price	$11.50	$11.50
Remaining term (in years)	2.42	3.42
Volatility	100%	90%
Risk-free rate	4.28%	1.03%
Expected dividend yield	—	—

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
On September 13, 2021, the Company entered into an Amended Membership Interest Purchase Agreement (the "Amended MIPA") with WVR and the Sellers, pursuant to which the Put Right, was removed in its entirety and replaced with the first price differential and second price differential (together the "Price Differential"). The first price differential is equal to $14.86 (the "Issue Price"), less the average closing price for shares of the Company's common stock for the 15 consecutive days immediately following September 20, 2021. The second price differential is equal to the Issue Price less the average closing price for shares of the Company's common stock for the five consecutive days immediately following June 20, 2022. If the first price differential is positive, the Company is obligated to pay to each Seller an amount equal to the product of 50% of such Seller's portion of the closing stock consideration and the first price differential on October 12, 2021. If the second price differential is positive, the Company is obligated to pay to each Seller an amount equal to the product of 50% of such Seller's portion of the closing stock consideration and the second price differential on June 28, 2022. Under the Amended MIPA, the Company's maximum obligation is $10.0 million in aggregate.
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
The derivative liability is remeasured to its fair value at each reporting period and upon settlement. In accordance with the Amended MIPA, the first price differential with the Sellers was settled in the fourth quarter of 2021 for $3.4 million and the second price differential was settled in the third quarter of 2022 for $6.6 million, eliminating the Company's derivative liability balance as of December 31, 2022.
The derivative liability was remeasured at each reporting period with changes in its fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the derivative liability was as follows:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Liability
Estimated fair value at September 13, 2021	$7,705
Change in estimated fair value	(104)
Settlement of first price differential	(3,412)
Estimated fair value at December 31, 2021	4,189
Change in estimated fair value	2,399
Settlement of second price differential	(6,588)
Estimated fair value at December 31, 2022	$—
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
Put Premium derivative asset
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior paid in kind ("PIK") toggle notes (the “Toggle Senior Unsecured Convertible Notes”). In conjunction with the issuance of the Toggle Senior Unsecured Convertible Notes, the Company entered into a premium letter agreement (the "Put Premium") with the purchasers (the "Note Purchasers") of the Toggle Senior Unsecured Convertible Notes which requires the Note Purchasers to pay $9.0 million to the Company if during the period through the date that is thirty months after the closing date of the private placement of Toggle Senior Unsecured Convertible Notes, the last reported sale price of the Company's common stock has been at least $20.00 for at least 20 trading days during any consecutive 40 trading day periods.
The Put Premium is an embedded derivative asset and meets the criteria to be separated from the host contract and carried at fair value. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized in other income (expense), net on the consolidated statements of operations. The fair value of the derivative asset is included in other assets on the consolidated balance sheets. The change in fair value of the derivative asset was as follows:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative asset
Estimated fair value as of June 1, 2022	$1,500
Change in estimated fair value	(1,330)
Estimated fair value as of December 31, 2022	$170
The fair value of the derivative asset, a level 3 measurement, was estimated using a Monte Carlo simulation model. The application of the Monte Carlo simulation model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	December 31, 2022	June 1, 2022
Stock price	$2.16	$6.77
Threshold price	$20.00	$20.00
Remaining term (in years)	1.92	2.50
Volatility	100%	90%
Risk-free rate	4.39%	2.73%
Payer cost of debt	6.22%	4.30%
(k)Inventory
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
(l)Investments
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
(m)Property, Plant and Equipment
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

Computers	1 to 3 years
Software	1 to 5 years
Demo trucks	4 years
Vehicles	5 years
Machinery and equipment	2 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or lease term
Tooling	Based off estimated production quantity
Buildings	30 to 40 years
Deposits on equipment are reclassified from long-term deposits to property, plant and equipment upon receipt or transfer of title of the related equipment.
(n)Leases
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
Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful life of the assets or the lease term. The interest component of a finance lease is included in interest income (expense), net on the consolidated statements of operations and recognized using the effective interest method over the lease term. Operating lease assets are amortized on a straight-line basis over the term of the lease. Leases with terms of 12 months or less at commencement are expensed over the lease term. The Company has also elected not to separate lease and non-lease components within a leasing arrangement related to the Company's existing classes of assets. Non-lease components primarily include payments for maintenance and utilities.
Variable payments related to a lease are expensed as incurred. These costs often relate to payments for real estate taxes, insurance, common area maintenance, and other operating costs in addition to base rent.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(o)Goodwill
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
There was no impairment of goodwill for the years ended December 31, 2022, 2021 and 2020.
(p)Prepayment for Long-Term Supply Agreement
The Romeo Acquisition resulted in the acquisition of a prepayment for long-term supply agreement, which represents an upfront cash payment to a battery cell supplier, which will be applied as an advance for the cells to be purchased from July 1, 2023 through June 30, 2028. See Note 14, Commitments and Contingencies, for further information.
(q)Intangible Assets with Indefinite Useful Lives
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
During the fourth quarter of 2020, the Company ceased operations related to the Powersports business unit in order to focus on the Company's primary mission of commercial production of semi-trucks and development and construction of hydrogen fueling stations. All employees in the Powersports business unit were transferred to the Truck and Energy business units within the Company. As a result, the Company recorded impairment expense related to its in-process R&D during 2020. There were no impairments of indefinite-lived intangible assets for the years ended December 31, 2022 and 2021. See Note 6, Intangible Assets, Net, for further discussion.
For intangible assets acquired in a non-monetary exchange, the estimated fair value of the shares transferred are used to establish their recorded values.
(r)Long-Lived Assets and Finite Lived Intangibles
The Company has finite lived intangible assets related to licenses. Additionally, during the fourth quarter of 2022, the Company acquired patents pursuant to the Romeo Acquisition. The Company reviews its long-lived assets and finite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events and circumstances the Company monitors and considers include significant decreases in the market price of similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flow it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset.
During the fourth quarter of 2020, the Company ceased the operations of its Powersports business unit and recorded an impairment charge for certain of its long-lived assets and finite lived intangibles related to the Powersports business unit for the year ended December 31, 2020. There were no impairments of long-lived assets for the years ended December 31, 2022 and 2021. See Note 4, Balance Sheet Components, and Note 6, Intangible Assets, Net, for further discussion.
(s)Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
A valuation allowance is recognized when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2022 and 2021. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.
(t)Stock-based Compensation
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
During the fourth quarter of 2022, the Company issued replacement awards in connection with the Romeo Acquisition in exchange for awards held by employees of Romeo who became employees of the Company. The portion of the acquiree awards that are attributable to pre-acquisition service are recognized as purchase consideration. The portion of the replacement awards attributable to post-acquisition service are recognized as compensation expense and classified in the consolidated statements of operations according to the activities that the employees perform.
(u)Warrant Liability
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
(v)Revenue Recognition
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
Services and other
Services and other revenues consist of sales of mobile charging trailers ("MCTs") and other charging products. The sale of MCTs and other charging products is recognized as a single performance obligation at the point in time when control is transferred to the customer. Control is deemed transferred when the product is delivered to the customer and the customer can direct the product's use and obtain substantially all of the remaining benefits from the asset. The Company does not offer sales returns on MCTs and other charging products. Payment for products sold are made in accordance with the Company's customary payment terms and the Company's contracts do not have significant financing components. The Company has elected to exclude sales taxes from the measurement of the transaction price.
During the fourth quarter of 2022, commensurate with the Romeo Acquisition, service and other revenues include revenue generated from the sale of battery modules, battery packs and battery management systems to third party customers. Revenue is recognized when performance obligations are satisfied by transferring control to the customer.
Service and other revenues for the year ended December 31, 2020 were related to solar installation service projects. Solar installation projects were not related to the Company's primary operations and were concluded in 2020.
(w)Warranties
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
The change in warranty liability for the year ended December 31, 2022 is summarized as follows:

Year Ended
December 31, 2022
Accrued warranty - beginning of period	$—
Provision for new warranties	5,212
Warranty costs incurred	(291)
Warranty liability assumed in Romeo Acquisition	3,262
Accrued warranty - end of period	$8,183
(x)Research and Development Expense
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
(y)Selling, General, and Administrative Expense
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
Advertising expense is expensed as incurred and was $2.0 million, $1.9 million and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(z)Other Income (Expense)
Other income (expense) consists of grant income received from various governmental entities, foreign currency gains and losses, unrealized gains and losses on investments, revaluation gains and losses on the derivative liability, and gains and losses on the sale of equipment. Grant income is recognized as income over the periods necessary to match the income on a systematic basis to the costs that it is intended to compensate.
For the year ended December 31, 2022, 2021 and 2020, the Company recognized a $1.0 million gain, $1.4 million gain, and $0.8 million loss respectively, related to foreign currency adjustments.
(aa)Net Loss Per Share
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
(ab)Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-10, Government Assistance, to increase transparency of government assistance which requires annual disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for annual periods beginning after December 15, 2021 and early adoption is permitted. The Company adopted ASU 2021-10 for the year ended December 31, 2022, which had an immaterial impact to the Company's consolidated financial statements.
3. BUSINESS COMBINATIONS
Business Combination with VectoIQ
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
3. BUSINESS COMBINATIONS (Continued)
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

(1) The number of Legacy Nikola shares was determined from the 151,831,441 shares of Legacy Nikola common stock outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio. All fractional shares were rounded down.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
3. BUSINESS COMBINATIONS (Continued)
Romeo Acquisition
On October 14, 2022, the Company completed the Romeo Acquisition. Under the terms of the acquisition, the Company acquired each of the issued and outstanding shares of common stock, par value $0.0001 per share, of Romeo (“Romeo Common Stock”) in exchange for 0.1186 of a share (the "Romeo Exchange Ratio") of the Company's common stock, rounded down to the nearest whole number of shares.
Total consideration for the acquisition of Romeo is summarized as follows:

Purchase consideration
Fair value of Nikola common stock issued to Romeo stockholders(1)	$67,535
Settlement of pre-existing relationships in the form of loan forgiveness(2)	27,923
Settlement of pre-existing relationships in the form of accounts payable	(18,216)
Fair value of outstanding stock compensation awards attributable to pre-acquisition services(3)	1,345
Total purchase consideration	$78,587
(1)Represents the acquisition date fair value of 22.1 million shares of Nikola common stock issued to Romeo stockholders, based on the Romeo Exchange Ratio for each outstanding share of Romeo Common Stock, at the October 14, 2022 closing price of $3.06 per share.
(2)The Company entered into an Agreement and Plan of Merger and Reorganization dated July 30, 2022 (the "Merger Agreement") with Romeo. Concurrently with the execution of the Merger Agreement, Romeo entered into a loan agreement (the "Loan Agreement") with the Company as the lender. The Loan Agreement provided for a facility in an aggregate principal amount of up to $30.0 million (subject to certain incremental increases of up to $20.0 million), which were available for drawing subject to certain terms and conditions set forth in the Loan Agreement. Interest was payable on borrowings under the facility at daily the secured overnight financing rate ("SOFR") plus 8.00%. Upon closing, the loan and related accrued interest were forgiven and considered part of the purchase price. As of acquisition close, Romeo had drawn $12.5 million on the loan and accrued $0.1 million in interest.
Additionally, as part of the Loan Agreement entered into with Romeo, the Company agreed to a short-term battery price increase. Through the acquisition close, the Company recorded $15.3 million in prepaid expenses and other current assets on the consolidated balance sheets related to the incremental pack price increase, which was considered part of the purchase consideration upon close.
(3)Represents the portion of the fair value of the replacement awards related to services provided prior to the acquisition. The remaining portion of the fair value is associated with future service and will be recognized as expense over the future service period. Refer to Note 11, Stock-Based Compensation.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The acquisition resulted in goodwill due to the purchase consideration exceeding the estimated fair value of the identifiable net assets acquired by $1.5 million.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
3. BUSINESS COMBINATIONS (Continued)
The December 31, 2022 consolidated balance sheets include the assets and liabilities of Romeo, which have been measured at their estimated fair values as of the acquisition date. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Assets acquired
Cash and cash equivalents	$5,365
Accounts receivable, net	871
Inventory	26,079
Prepaid expenses and other current assets	2,572
Restricted cash and cash equivalents	1,500
Property, plant and equipment, net	16,802
Investment in affiliates	10,000
Prepayment - long term supply agreement	44,835
Other assets	30,926
Total assets acquired	$138,950

Liabilities assumed
Accounts payable	$20,214
Accrued expenses and other current liabilities	8,554
Debt and finance lease liabilities, current	1,525
Long-term debt and finance lease liabilities, net of current portion	1,611
Operating lease liabilities	22,187
Warrant liability	11
Other long-term liabilities	7,711
Total liabilities assumed	61,813
Net assets acquired	77,137
Goodwill	1,450
Total consideration transferred	$78,587
The preliminary estimated fair values of the assets acquired and liabilities assumed were determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, growth rates, future expected cash flows and other future events that require judgment and are subject to change. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements.
The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for additional measurement period adjustments exists based on the Company's continuing review of matters related to the Romeo Acquisition. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
The consolidated statements of operations include $1.1 million of service and other revenues and $46.0 million of operating loss related to Romeo from the closing date through December 31, 2022.
The Company incurred transaction expenses of approximately $14.6 million for the year ended December 31, 2022, which are recognized in selling, general and administrative expense on the Company's consolidated statements of operations.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
3. BUSINESS COMBINATIONS (Continued)
Supplemental pro forma information
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the years ended December 31, 2022 and 2021 as if the acquisition of Romeo had occurred on January 1, 2021. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the Romeo Acquisition been completed on January 1, 2021. In addition, the unaudited pro forma financial information does not give effect to any potential cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Romeo.

	For the year ended December 31,
	2022	2021
Total revenues	$55,985	$6,621
Net loss	(963,939)	(699,928)
Net loss attributable to common shareholders	(963,939)	(699,928)
Net loss per share attributable to common shareholders:
Basic	$(2.10)	$(1.66)
Diluted	$(2.10)	$(1.67)
The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2021 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:
•elimination of intercompany revenues and cost of revenues;
•a reduction in expenses for the year ended December 31, 2022 and a corresponding increase in the year ended December 31, 2021 for acquisition-related costs directly attributable to the acquisition;
•an adjustment to stock-based compensation expense to reflect the cost of the replacement awards as if they has been issued on January 1, 2021;
•an adjustment to right-of-use asset amortization related to the remeasurement of operating and finance lease right-of-use assets in accordance with purchase accounting.

4. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at December 31, 2022 and 2021, respectively:

	As of December 31,
	2022	2021
Raw materials	$57,342	$7,344
Work-in-process	15,948	4,253
Finished goods	47,802	—
Service parts	2,105	—
Total inventory	$123,197	$11,597

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
4. BALANCE SHEET COMPONENTS (Continued)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at December 31, 2022 and 2021, respectively:

	As of December 31,
	2022	2021
Prepaid expenses	$7,975	$5,116
Non-trade receivables	6,064	2,717
Insurance receivable acquired in Romeo Acquisition	6,000	—
Headquarters sale agreement receivable	5,487	—
Deferred implementation costs	2,101	2,443
Prepaid insurance premiums	6,663	—
Deposits	3,534	5,615
Total prepaid expenses and other current assets	$37,824	$15,891
Deferred implementation costs
The capitalized costs are amortized on a straight-line basis over the estimated useful life of the related software. During the second quarter of 2022, the Company re-assessed the estimated useful life of its existing enterprise resource planning system as a result of a new system implementation, resulting in a shorter useful life and prospective change in amortization.
The Company recorded $2.8 million of amortization expense on the consolidated statements of operations for the year ended December 31, 2022, related to deferred implementation costs. Amortization expense during the years ended December 31, 2021 and 2020 were immaterial.
Non-trade receivables
For the year ended December 31, 2022 and 2021, the Company recognized government grant income totaling $1.2 million and $2.4 million, respectively, in connection with the Arizona Qualified Facility Tax Credit (“QFTC”). As GAAP does not contain authoritative accounting standards on this topic, the Company accounted for the QFTC by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, the grant is recognized on a systematic basis over the periods in which the qualifying expenses are incurred when it is determined that receipt of the grant is no longer contingent. As of December 31, 2022 and 2021, the Company recognized $1.2 million and $1.2 million in prepaid expenses and other current assets, respectively, and zero and $1.2 million in other assets, respectively, on the consolidated balance sheets. The Company must continue to maintain compliance of the QFTC within the meaning of A.R.S. § 41-1512(X)(5) and, in respect to at least 51% of the then Qualified Eligible Person ("QEP"), to continue to pay at least the applicable threshold wage, to qualify for the tax credits for a maximum of $6.1 million, in five equal installments of $1.2 million.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
4. BALANCE SHEET COMPONENTS (Continued)
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at December 31, 2022 and 2021, respectively:

	As of December 31,
	2022	2021
Construction-in-progress	$220,244	$103,515
Buildings	127,797	100,391
Equipment	38,659	24,875
Land	24,762	3,957
Tooling	18,276	11,676
Demo vehicles	15,215	888
Software	9,321	7,562
Finance lease assets	5,201	646
Leasehold improvements	3,880	2,883
Other	3,456	3,011
Furniture and fixtures	1,600	1,480
Property, plant and equipment, gross	468,411	260,884
Less: accumulated depreciation and amortization	(31,405)	(16,507)
Total property, plant and equipment, net	$437,006	$244,377
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $14.9 million, $8.2 million and $6.0 million, respectively.
Construction-in-progress on the Company's consolidated balance sheets as of December 31, 2022 relates primarily to the continued expansion of the Company's manufacturing plant in Coolidge, Arizona, development of hydrogen infrastructure, and build-out of the Company's headquarters and R&D facility in Phoenix, Arizona.
For the year ended December 31, 2020, the Company expensed $2.0 million of construction-in-progress and machinery and equipment, net of accumulated depreciation, to impairment expense on the consolidated statements of operations. These assets were related to the Powersports business unit whose operations ceased in the fourth quarter of 2020. The Company had no impairment expense for the years ended December 31, 2022 and 2021.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
4. BALANCE SHEET COMPONENTS (Continued)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31, 2022 and 2021, respectively:

	As of December 31,
	2022	2021
Settlement liability	$90,000	$50,000
Accrued purchase of intangible asset	32,126	11,344
Inventory received not yet invoiced	29,117	8,253
Accrued payroll and payroll related expenses	17,389	2,521
Supply agreement revision commitment	10,000	—
Accrued outsourced engineering services	8,056	1,134
Other accrued expenses	7,562	7,565
Accrued purchases of property, plant and equipment	4,590	2,817
Accrued legal expenses	2,041	5,664
Accrued Equity Distribution Agreement Fees	1,681	—
Derivative liability	—	4,189
Total accrued expenses and other current liabilities	$202,562	$93,487

5. LEASES
As of December 31, 2022 the Company leased land in Colton, California related to the development of hydrogen infrastructure, buildings for warehousing and office space in Arizona and in California, and equipment under noncancellable operating and finance leases expiring at various dates through February 2035. The Company's leases as of December 31, 2022, do not contain options to renew that the Company has deemed reasonably certain to exercise. The Company's lease agreements do not contain material residual value guarantees or material restrictive covenants.
In February 2018, the Company entered into a non-cancellable lease agreement and purchase option for its headquarters and R&D facility in Phoenix, Arizona. The lease commenced in September 2018, with a term of 11.75 years. During the third quarter of 2021, the Company issued a notice indicating its intent to exercise the purchase option for $25.1 million. As of the issuance of the notice, the lease liability was remeasured resulting in a $10.5 million remeasurement adjustment to the lease liability and a corresponding increase to the finance lease asset.
During the fourth quarter of 2021, the purchase of the headquarters and R&D facility closed resulting in the derecognition of the related finance lease liability balance of $24.7 million and reclassification of the finance lease asset balance to buildings. The purchase was financed with the issuance of a $25.0 million Promissory Note. During the second quarter of 2022, the Company sold the land and property related to the Company's headquarters for a purchase price of $52.5 million, and executed a concurrent lease back of the land and property, refer to Note 9, Debt and Finance Lease Liabilities.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5. LEASES (Continued)
The following table summarizes the effects of finance and operating lease costs in the Company's consolidated statements of operations for the year ended December 31, 2022:

	Consolidated Statements of Operations Caption	Year Ended December 31,
		2022	2021	2020
Operating lease cost:
Lease cost	Research and development and Selling, general and administrative	$1,815	$130	$—
Variable lease cost(1)	Research and development and Selling, general and administrative	212	26	—
Total operating lease cost		2,027	156	—

Short-term lease cost	Research and development and Selling, general and administrative	1,744	1,155	19

Finance lease cost:
Amortization of right of use assets	Research and development and Selling, general and administrative	469	2,758	3,312
Interest on lease liabilities	Interest income (expense), net	72	789	782
Variable lease cost(1)	Research and development and Selling, general and administrative	55	738	744
Total finance lease cost		596	4,285	4,838

Total lease cost		$4,367	$5,596	$4,857
(1)Variable lease costs were not included in the measurement of the operating and finance lease liabilities and primarily include property taxes, property insurance and common area maintenance expenses.
Supplemental balance sheet information related to leases is as follows:

	Classification	As of December 31,
		2022	2021
Assets
Finance lease assets, net	Property, plant and equipment, net	$4,783	$570
Operating lease assets	Other assets	30,663	2,681
Total lease assets		$35,446	$3,251

Liabilities
Current:
Finance lease liabilities	Debt and finance lease liabilities, current	$1,806	$140
Operating lease liabilities	Accrued expenses and other current liabilities	2,786	475
Non-current:
Finance lease liabilities	Long-term debt and finance lease liabilities, net of current portion	2,317	408
Operating lease liabilities	Operating lease liabilities	28,223	2,263
Total lease liabilities		$35,132	$3,286

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5. LEASES (Continued)

	As of December 31,
	2022	2021
Weighted average remaining lease term (years)
Finance leases	2.51	3.91
Operating leases	10.56	4.81
Weighted average discount rate
Finance leases	4.51%	4.69%
Operating leases	7.59%	4.00%
Supplemental cash flow information related to leases is as follows:

	As of December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow for finance leases	$72	$789
Operating cash flow for operating leases	1,523	72

Leased assets obtained in exchange for lease liabilities
Finance leases	$1,547	$646
Operating leases	6,176	2,788
Maturities of the Company's lease liabilities are as follows:

Years Ended December 31,	Finance leases	Operating leases	Total
2023	$1,945	$5,001	$6,946
2024	1,188	4,674	5,862
2025	973	3,893	4,866
2026	96	3,966	4,062
2027	40	3,451	3,491
Thereafter	181	25,340	25,521
Total lease payments	$4,423	$46,325	$50,748
Less: imputed interest	300	15,316	15,616
Total lease liabilities	$4,123	$31,009	$35,132
Less: current portion	1,806	2,786	4,592
Long-term lease liabilities	$2,317	$28,223	$30,540

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
6. INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$5,357	$44,643
FCPM license	47,181	—	47,181
Other intangibles	1,432	162	1,270
Total intangible assets	$98,613	$5,519	$93,094

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$—	$50,000
FCPM license	47,181	—	47,181
Total intangible assets	$97,181	$—	$97,181
Amortization expense for the year ended December 31, 2022 was $5.5 million. Amortization expense for the years ended 2021 and 2020 was immaterial.
For the year ended December 31, 2020, the Company expensed $12.1 million of in-process R&D and $0.3 million of trademarks, net of accumulated amortization, previously included in intangible assets to impairment expense on the consolidated statements of operations. These assets were related to the Powersports business unit whose operations ceased in the fourth quarter of 2020. The Company had no impairment expense for the years ended December 31, 2022 and 2021.
In 2019, the Company was granted a non-exclusive and non-transferable license to intellectual property used in the Iveco S-WAY Platform and Product, which is the cab over engine truck manufactured by Iveco S.p.A ("Iveco"). The material rights under the license agreement include the non-exclusive use of the S-WAY key technology to manufacture, distribute and service BEV and FCEV trucks and related components in the United States, and the ability to grant the use of the key technology to the Company's North American sub-suppliers. The license was placed in service in the second quarter of 2022 commensurate with the start of production of the BEV. The license will be amortized over a 7-year useful life, as it reflects the period over which the sales of BEV and FCEV trucks utilizing Iveco S-WAY platform are expected to contribute to the Company's cash flows. The Company recorded $5.4 million of amortization expense to cost of revenues on the consolidated statements of operations for the year ended December 31, 2022, related to the S-WAY license.
In 2021, the Company was granted a non-exclusive and non-transferable license to intellectual property that will be used to adapt, further develop and assemble fuel cell power modules ("FCPMs") for use in the production of the Company's fuel cell electric vehicles ("FCEV"). The license was accounted for as an asset acquisition and the accumulated cost of the license was determined to be €40.0 million or $47.2 million. As of December 31, 2022, the Company accrued €30.0 million or $32.1 million in accrued expenses and other current liabilities on the consolidated balance sheets related to the payments for the license, which will be made in three remaining installments in 2023. The Company will amortize the license beginning at the start of production for FCEVs. As of December 31, 2022, the Company has not started amortizing the license.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
6. INTANGIBLE ASSETS, NET (Continued)
Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years Ended December 31,	Amortization
2023	$10,536
2024	13,678
2025	13,678
2026	13,528
2027	13,478
Thereafter	28,196
Total	$93,094

7. INVESTMENTS IN AFFILIATES

Investments in unconsolidated affiliates accounted for under the equity method consisted of the following:

		As of December 31,
	Ownership	2022	2021
Nikola Iveco Europe GmbH	50%	$4,142	$4,083
Wabash Valley Resources LLC	20%	57,674	57,695
Nikola - TA HRS 1, LLC	50%	1,000	—
Heritage Battery Recycling, LLC	30%	10,000	—
		$72,816	$61,778
Equity in net loss of affiliates on the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Equity in net loss of affiliates:
Nikola Iveco Europe GmbH	$(20,394)	$(3,900)	$(637)
Wabash Valley Resources LLC	(271)	320	—
Total equity in net loss of affiliates	$(20,665)	$(3,580)	$(637)
Nikola Iveco Europe GmbH
In April 2020, the Company and Iveco became parties to a series of agreements which established a joint venture in Europe, Nikola Iveco Europe GmbH. The operations of the joint venture are located in Ulm, Germany, and consist of manufacturing the BEV and FCEV Class 8 trucks for the European market. In June 2022, the Company and Iveco executed amended agreements to expand the scope of the joint venture operations to include engineering and development of the Nikola Tre BEV and FCEV European truck platforms.
The agreements provide for a 50/50 ownership of the joint venture and a 50/50 allocation of the joint venture's production volumes and profits between Nikola and Iveco. Both parties are entitled to appoint an equal number of members to the shareholders' committee of the joint venture. Pursuant to the terms of the agreements and amended contribution agreement, the Company and Iveco each contributed cash and intellectual property licenses to their respective technology.
Nikola Iveco Europe GmbH is considered a VIE due to insufficient equity to finance its activities without additional subordinated financial support. The Company is not considered the primary beneficiary as it does not have the power to direct

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. INVESTMENTS IN AFFILIATES (Continued)
the activities that most significantly impact the economic performance based on the terms of the agreements. Accordingly, the VIE is accounted for under the equity method.
During the years ended December 31, 2022, 2021 and 2020, the Company made total contributions to Nikola Iveco Europe GmbH of €20.0 million (approximately $21.8 million), zero, and €7.4 million (approximately $8.8 million), respectively. As of December 31, 2022, the Company's maximum exposure to loss was $15.4 million, which represents the book value of the Company's equity interest and guaranteed debt obligations of $11.2 million.
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
The Company's interest in WVR is accounted for under the equity method and is included in investment in affiliates on the consolidated balance sheets. As of the WVR Closing Date, the fair value of the Company's investment in WVR was $57.4 million, which consists of the Company's cash, common stock consideration, and the Put Right. Subsequently, the Put Right was removed and replaced with the Price Differential. See Note 2, Summary of Significant Accounting Policies, for further details.
As of December 31, 2022, the Company's maximum exposure to loss was $57.9 million, which represents the book value of the Company's equity interest and a loan to WVR during the second quarter of 2022 for $0.3 million.
Included in the initial carrying value was a basis difference of $55.5 million due to the difference between the cost of the investment and the Company's proportionate share of WVR's net assets. The basis difference is primarily comprised of property, plant, and equipment and intangible assets.
Nikola - TA HRS 1, LLC
In March 2022, the Company and Travel Centers of America, Inc. ("TA") entered into a series of agreements which established a joint venture, Nikola - TA HRS 1, LLC. The operations expected to be performed by the joint venture consist of the development, operation and maintenance of a hydrogen fueling station. Operations have not commenced as of December 31, 2022.
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
Heritage Battery Recycling, LLC
As part of the Romeo Acquisition, the Company acquired a collaborative agreement with Heritage Battery Recycling, LLC (“HBR”), to focus on sustainability and reuse applications of Romeo's battery technologies. The fair value of the investment as of the acquisition date was $10.0 million.
Pursuant to an agreement with HBR, dated October 2, 2020 (the “Heritage Agreement”), HBR has agreed to design, build and operate a system for redeploying, recycling or disposing of lithium-ion batteries (the “System”), and Romeo contributed

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. INVESTMENTS IN AFFILIATES (Continued)
$35.0 million to HBR to fund the building, operation, maintenance and repair of the System. The Company will receive 30% of the profit generated by the System during the term of the Heritage Agreement. As of December 31, 2022, operations of the System have not commenced.
The Company does not guarantee debt for, or have other financial support obligations to the entity and its maximum exposure to loss in connection with its continuing involvement with the entity is limited to the carrying value of the investment.
8. RELATED PARTY TRANSACTIONS
Related Party Aircraft Charter Agreement
In 2019, the Company entered into an aircraft charter arrangement with the Company’s former Executive Chairman of the board of directors of the Company and Legacy Nikola's former Chief Executive Officer to reimburse him for the flight hours incurred for Company use on his personal aircraft. These flight hours were related to business travel by the former Executive Chairman and other members of the executive team to business meetings and trade conferences, as well as the former Executive Chairman's commute between the Company’s headquarters in Phoenix, Arizona, and his residence in Utah. The Company recognized expenses of $1.6 million for the year ended December 31, 2020, for the business use of the aircraft. The aircraft charter arrangement was terminated effective October 2020.
Related Party Income and Accounts Receivable
During 2020 the Company recorded immaterial amounts for the provision of solar installation services to the former Executive Chairman, which are billed on time and materials basis. Solar installation services were terminated effective October 2020.
Related Party Stock Options
In December 2018, the former Executive Chairman issued 6,005,139 performance-based stock options to recognize the performance and contribution of specific employees, including certain executive officers, pursuant to Legacy Nikola's Founder Stock Option Plan (the "Founder Stock Option Plan"). The underlying common stock of these option awards are owned by M&M Residual, a Nevada limited liability company that is wholly-owned by the former Executive Chairman and are considered to be issued by the Company for accounting purposes. These performance-based stock options vest based on the Company's achievement of a liquidation event, such as a private sale or an initial public offering on a U.S. stock exchange. An additional award of 180,153 shares was made under the plan in May 2020, to replace a forfeited grant. The performance conditions were met upon the closing of the Business Combination and the Company recognized stock-based compensation expense related to these option awards of $7.2 million in June 2020. As of December 31, 2022 the weighted average exercise price per share is $1.39, the weighted-average grant date fair value is $1.20 per share, and the weighted-average remaining contractual term is 6.00 years for the outstanding performance-based stock options.
Related Party Redemption of Common Stock
Immediately following the Business Combination, pursuant to a redemption agreement, the Company redeemed 7,000,000 shares of common stock from M&M Residual at a purchase price of $10.00 per share, payable in immediately available funds. The number of shares to be redeemed and the redemption price were determined and agreed upon during negotiations between the various parties to the Business Combination, including the former Executive Chairman and representatives of VectoIQ, Legacy Nikola and the investors in the concurrent private financing.
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
During 2020, the Company issued 9,443,353 shares of Series D redeemable convertible preferred stock to Iveco in exchange for $92.0 million of prepaid in-kind services. Additionally, the Company issued 5,132,289 shares of Series D redeemable convertible preferred stock in exchange for $50.0 million in cash.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. RELATED PARTY TRANSACTIONS (Continued)
During 2021 and 2020, the Company recognized $46.3 million and $45.7 million of in-kind services in research and development on the consolidated statements of operations, respectively. Prepaid in-kind services were fully consumed as of December 31, 2021.
As of June 3, 2020, Iveco was no longer considered a related party.
Former Related Party Research and Development
During 2020 the Company recorded research and development expenses of $15.1 million from a former related party. As of June 3, 2020, the entity was no longer considered a related party.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. DEBT AND FINANCE LEASE LIABILITIES
A summary of debt and finance lease liabilities as of December 31, 2022 and 2021 is as follows:

	As of December 31,
	2022	2021
Current:
5% Senior Convertible Notes	$50,000	$—
Promissory notes	9,309	—
Insurance premium financing	1,999	—
Finance lease liabilities	1,806	140
Debt and finance lease liabilities, current	$63,114	$140

Non-current:
Toggle Senior Unsecured Convertible Notes	$199,786	$—
Financing obligation	50,359	—
Promissory notes	39,165	24,639
Finance lease liabilities	2,317	408
Long-term debt and finance lease liabilities, net of current portion	$291,627	$25,047
The fair values of the following debt obligations are estimated using level 2 fair value inputs, including stock price and risk-free rates. The following table presents the carrying value and estimated fair values:

	As of December 31, 2022
	Carrying Value	Fair Value
Toggle Senior Unsecured Convertible Notes	$199,786	$189,671
Collateralized Note	44,699	43,742
Second Collateralized Note	3,775	3,690
Insurance premium financing	1,999	1,915
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. DEBT (Continued)
Toggle Senior Unsecured Convertible Notes
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior PIK toggle notes, which will mature on May 31, 2026. The Toggle Senior Unsecured Convertible Notes were issued pursuant to an indenture, dated as of June 1, 2022 (the "Indenture").
The Toggle Senior Unsecured Convertible Notes bear interest at 8.00% per annum, to the extent paid in cash (“Cash Interest”), and 11.00% per annum, to the extent paid in kind through the issuance of additional Toggle Senior Unsecured Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on May 31 and November 30 of each year, beginning on November 30, 2022. The Company can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
Based on the applicable conversion rate, the Toggle Senior Unsecured Convertible Notes plus any accrued and unpaid interest are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The initial conversion rate is 114.3602 shares per $1,000 principal amount of the Toggle Senior Unsecured Convertible Notes, subject to customary anti-dilution adjustments in certain circumstances, which represented an initial conversion price of approximately $8.74 per share.
Prior to February 28, 2026, the Toggle Senior Unsecured Convertible Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after February 28, 2026, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Toggle Senior Unsecured Convertible Notes.
Holders of the Toggle Senior Unsecured Convertible Notes will have the right to convert all or a portion of their Toggle Senior Unsecured Convertible Notes prior to the close of business on the business day immediately preceding February 28, 2026 only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2022 (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Toggle Senior Unsecured Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate of the Toggle Senior Unsecured Convertible Notes on each such trading day; (iii) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events.
The Company may not redeem the Toggle Senior Unsecured Convertible Notes prior to the third anniversary of the date of initial issuance of the Toggle Senior Unsecured Convertible Notes. The Company may redeem the Convertible Notes in whole or in part, at its option, on or after such date and prior to the 26th scheduled trading day immediately preceding the maturity date, for a cash purchase price equal to the aggregate principal amount of any Toggle Senior Unsecured Convertible Notes to be redeemed plus accrued and unpaid interest.
In addition, following certain corporate events that occur prior to the maturity date or following issuance by the Company of a notice of redemption, in each case as provided in the Indenture, in certain circumstances, the Company will increase the conversion rate for a holder who elects to convert its Toggle Senior Unsecured Convertible Notes in connection with such a corporate event or who elects to convert any Toggle Senior Unsecured Convertible Notes called for redemption during the related redemption period. Additionally, in the event of a fundamental change or a change in control transaction (each such term as defined in the Indenture), holders of the Toggle Senior Unsecured Convertible Notes will have the right to require the Company to repurchase all or a portion of their Toggle Senior Unsecured Convertible Notes at a price equal to 100% of the capitalized principal amount of Toggle Senior Unsecured Convertible Notes, in the case of a fundamental change, or 130% of the capitalized principal amount of Toggle Senior Unsecured Convertible Notes, in the case of change in control transactions, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date.
The Indenture includes restrictive covenants that, subject to specified exceptions, limit the ability of the Company and its subsidiaries to incur secured debt in excess of $500.0 million, incur other subsidiary guarantees, and sell equity interests of any subsidiary that guarantees the Toggle Senior Unsecured Convertible Notes. In addition, the Indenture includes customary terms

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. DEBT (Continued)
and covenants, including certain events of default after which the holders may accelerate the maturity of the Toggle Senior Unsecured Convertible Notes and become due and payable immediately.
In conjunction with the issuance of the Toggle Senior Unsecured Convertible Notes, the Company executed the Put Premium which was determined to be an embedded derivative that met the criteria for bifurcation from the host. The total proceeds received were first allocated to the fair value of the bifurcated derivative asset, and the remaining proceeds allocated to the host resulting in an adjustment to the initial purchasers' debt discount.
The net proceeds from the sale of the Toggle Senior Unsecured Convertible Notes were $183.2 million, net of initial purchasers' discounts and debt issuance costs. Unamortized debt discount and issuance costs are reported as a direct deduction from the face amount of the Toggle Senior Unsecured Convertible Notes.
The net carrying amounts of the debt component of the Toggle Senior Unsecured Convertible Notes were as follows:

As of
December 31, 2022
Principal amount	$210,939
Accrued PIK interest	1,998
Unamortized discount	(6,443)
Unamortized issuance costs	(6,708)
Net carrying amount	$199,786
As of December 31, 2022, the effective interest rate on the Toggle Senior Unsecured Convertible Notes was 12.99%. Amortization of the debt discount and issuance costs is reported as a component of interest expense and is computed using the straight-line method over the term of the Toggle Senior Unsecured Convertible Notes, which approximates the effective interest method. The following table presents the Company's interest expense related to convertible debt:

Year Ended
December 31, 2022
Contractual interest expense	$12,937
Amortization of debt discount and issuance costs	2,156
Total interest expense	$15,093
5% Senior Convertible Notes
On December 30, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the investors named therein for the sale of up to $125.0 million in initial principal amount of unsecured senior convertible notes (the “5% Senior Convertible Notes”), in a registered direct offering. The 5% Senior Convertible Notes are convertible into shares of the Company’s common stock, subject to certain conditions and limitations.
The Company consummated an initial closing for the sale of $50.0 million in aggregate principal amount of 5% Senior Convertible Notes on December 30, 2022. The purchase price for the 5% Senior Convertible Notes is $1,000 per $1,000 principal amount. Subject to certain conditions being met or waived, at the option of the Company, one or more additional closings for up to the remaining principal amount of 5% Senior Convertible Notes may occur. The aggregate principal amount of 5% Senior Convertible Notes that may be offered in the additional closings may not be more than $75.0 million and the Company’s option to sell additional 5% Senior Convertible Notes will be exercisable until the first anniversary of the date of the Purchase Agreement (or such earlier date as the Company shall determine, in its sole discretion, by written notice to the investors).
Each 5% Senior Convertible Note will accrue interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning April 1, 2023. Interest will be payable in cash or shares of the Company's common stock or in a combination of cash and shares of common stock, at the Company’s option. The interest rate will increase to an annual rate of 12.5% per annum upon the occurrence and during the continuance of an event of default under the term of the 5%

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. DEBT (Continued)
Senior Convertible Notes. Each 5% Senior Convertible Note issued pursuant to the Purchase Agreement will have a maturity date of one year from issuance, which may be extended at the option of the noteholders in certain instances. Upon any conversion, redemption or other repayment of a 5% Senior Convertible Note, a “make-whole” amount equal to the amount of additional interest that would accrue under such 5% Senior Convertible Note at the interest rate then in effect assuming that the outstanding principal of such 5% Senior Convertible Notes remained outstanding through and including the maturity date of such 5% Senior Convertible Note.
At any time on or after January 9, 2023, all or any portion of the principal amount of each 5% Senior Convertible Note, plus accrued and unpaid interest, any make-whole amount and any late charges thereon (the “Conversion Amount”), is convertible at any time, in whole or in part, at the noteholder’s option, into shares of the Company's common stock at a conversion price per share (the “Conversion Price”) equal to the lower of (i) a “reference price” of $5.975, subject to certain adjustments, (the “Reference Price”), (ii) the greater of (x) a “floor price” of $0.478 (the “Floor Price”) and (y) the volume weighted average price (“VWAP”) of the Common Stock as of the conversion date, and (iii) the greater of (x) the Floor Price, and as elected by the converting noteholder, (y) either (X) depending on the delivery time of the applicable conversion notice, (1) the VWAP as of the applicable conversion date or (2) the VWAP immediately prior to the applicable conversion date and (Y) 95% of the average VWAP for the three trading days commencing on, and including, the applicable conversion date, subject to adjustment in accordance with the terms of the Notes.
At any time during an Event of Default Redemption Right Period (as defined below), a noteholder may alternatively elect to convert all or any portion of the 5% Senior Convertible Notes at an alternate conversion rate (the “Alternate Conversion Rate”) equal to the quotient of (i) 115% of the Conversion Amount divided by (ii) the Conversion Price.
Upon a change of control, a noteholder may, subject to certain exceptions, require the Company to redeem all, or any portion, of the 5% Senior Convertible Notes in cash at a price equal to 115% of the greatest of: (i) the Conversion Amount, (ii) the product of (x) the Conversion Amount and (y) the quotient of (I) the greatest closing sale price of the common stock during the period beginning on the date immediately preceding the earlier to occur of (1) the consummation of a change of control and (2) the public announcement of such change of control, and ending on the date the noteholder notifies the Company of its exercise of its right to redeem pursuant to the change of control divided by (II) the Conversion Price, and (iii) the product of (x) the Conversion Amount and (y) the quotient of (I) the aggregate consideration per share of common stock to be paid to the holders of the Common Stock upon consummation of such change of control divided by (II) the Conversion Price.
At any time an “Equity Conditions Failure” (as defined in the 5% Senior Convertible Notes) exists at the time of consummation of certain “Subsequent Placements” (as defined in the Purchase Agreement), the noteholders have the right, subject to certain exceptions, to require that the Company redeem all, or any portion, of the Conversion Amount of the Notes not in excess of the gross proceeds of such Subsequent Placement at a redemption price of 100% of the Conversion Amount to be redeemed. If the noteholder is participating in such Subsequent Placement, the noteholder may require the Company to apply all, or any part, of any amounts that would otherwise be payable to the noteholder in such redemption, on a dollar-for-dollar basis, against the purchase price of the securities to be purchased by the noteholder in such Subsequent Placement.
A noteholder will not have the right to convert any portion of the 5% Senior Convertible Notes, to the extent that, after giving effect to such conversion, the noteholder (together with certain of its affiliates and other related parties) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (the “Maximum Percentage”). The noteholder may from time to time increase the Maximum Percentage to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.
The 5% Senior Convertible Notes provide for certain Events of Default, including certain types of bankruptcy or insolvency events of default involving the Company after which the 5% Senior Convertible Notes become automatically due and payable. At any time after the earlier of (x) a noteholder’s receipt of a required notice of an event of default, and (y) the noteholder becoming aware of an event of default, and ending on the twentieth trading day after the later of (I) the date such event of default is cured, and (II) the investor’s receipt of an event of default notice from the Company (such period, the “Event of Default Redemption Rights Period”), the noteholder may require the Company to redeem, subject to certain exceptions, all or any portion of its Notes at a price equal to 115% of the greater of (i) the Conversion Amount and (ii) the product of the Alternate Conversion Rate and the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such Event of Default and ending on the trading day immediately prior to the date the Company makes the entire redemption payment.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. DEBT (Continued)
The Company will be subject to certain customary affirmative and negative covenants regarding the rank of the 5% Senior Convertible Notes, the incurrence of certain indebtedness, the repayment of certain indebtedness, transactions with affiliates, and restrictions on certain issuance of securities, among other customary matters.
The Company elected to account for the 5% Senior Convertible Notes pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The Company believes that the fair value option better reflects the underlying economics of the 5% Senior Convertible Notes. As such, the 5% Senior Convertible Notes, were initially measured at $50.0 million as of the issue date. Due to the recency of the transaction, the Company did not recognize any fair value remeasurement adjustments on the consolidated statements of operations for the year ended December 31, 2022. Interest expense for the year ended December 31, 2022 was immaterial.
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
After the Sale Date and through December 31, 2022, the Company recognized an additional $12.0 million for financing obligations on the Company's consolidated balance sheets for construction completed after the Sale Date. As of December 31, 2022, the Company has recognized a HQ Sale Agreement receivable of $5.5 million for funds not yet received for construction completed in prepaid expenses and other current assets. Additionally, for the year ended December 31, 2022, the Company recognized $2.3 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
Promissory Notes
During the fourth quarter of 2021, the Company closed on the purchase of its headquarters facility in Phoenix, AZ. Concurrently with the closing of the purchase, the Company, as borrower, executed a promissory note for $25.0 million at a stated interest rate of 4% (the "Promissory Note"). The Promissory Note carried a 60 month term, interest only payments for the first 12 months and a 25 year amortization thereafter, with the remaining principal balance due upon maturity. The loan was fully collateralized by the Company's headquarters.
On May 10, 2022, and in connection with the execution of the sale and leaseback of the Company's headquarters, the Company repaid the $25.0 million Promissory Note.
For the years ended December 31, 2022 and 2021, the Company recognized $0.4 million and $0.1 million, respectively, of interest expense related to interest on the Promissory Note and amortization of debt issuance costs prior to redemption. During the second quarter of 2022, the company expensed $0.3 million of unamortized debt issuance costs related to the Promissory Note.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. DEBT (Continued)
Collateralized Promissory Notes
On June 7, 2022, the Company executed a promissory note and a master security agreement (the "Master Security Agreement") for $50.0 million at a stated interest rate of 4.26% (the "Collateralized Note"). The Collateralized Note is fully collateralized by certain personal property assets as fully described in the Master Security Agreement. Additionally, in connection with the Collateralized Note, the Company executed a pledge agreement pursuant to which the Company pledged $50.0 million in cash as additional collateral in order to obtain a more favorable interest rate. The amount pledged is recorded in restricted cash and cash equivalents on the consolidated balance sheets as of December 31, 2022. The Collateralized Note carries a 60 month term and is payable in 60 equal consecutive monthly installments due in arrears.
For the year ended December 31, 2022, the Company recognized $1.1 million of interest expense on the Collateralized Note.
On August 4, 2022, the Company executed a promissory note and a security agreement for $4.0 million at an implied interest rate of 7.00% (the "Second Collateralized Note"). The Second Collateralized Note is fully collateralized by certain personal properly assets as fully described in the security agreement. The Second Collateralized Note carries a 60 month term and is payable in 60 equal monthly installments due in arrears.
For the year ended December 31, 2022, the Company recognized $0.1 million of interest expense on the Second Collateralized Note.
Insurance Premium Financing
The Company executed an insurance premium financing agreement pursuant to which the Company financed certain annual insurance premiums for $6.6 million, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payable incurs interest at 2.95%, and is due in monthly installments maturing on March 27, 2023.
For the year ended December 31, 2022, the Company recognized $0.1 million of interest expense on the insurance premium financing agreement.
Aggregate Long-Term Debt Maturities
The following table summarizes the long-term debt maturities for each of the next five years and thereafter at December 31, 2022.

Years Ended December 31,	Total
2023	$14,654
2024	15,651
2025	15,722
2026	226,734
2027	9,993
Thereafter	99,376
Total	$382,130
Letters of Credit
During the third quarter of 2022, the Company executed a $0.6 million letter of credit to secure a customs bond through August 31, 2023. As of December 31, 2022, no amounts have been drawn on the letter of credit.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. DEBT (Continued)
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million in connection with the execution of a certain product supply agreement. As of December 31, 2022, no amounts have been drawn on the letter of credit.
10. CAPITAL STRUCTURE
Shares Authorized
As of December 31, 2022, the Company had authorized a total of 950,000,000 shares for issuance consisting of 800,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
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
As a result of the Romeo Acquisition in October 2022, the Company assumed 376,935 private warrants underlying the Romeo private placement warrants. Each private warrant entitles the registered holder to purchase one share of common stock at a price of $96.96 per share, subject to adjustment. Additionally, the Company assumed 250,416 warrants in the Romeo Acquisition which were previously issued by Romeo with convertible notes or in exchange for historical services provided ("Romeo Legacy Warrants").
As of December 31, 2022 and 2021, the Company had 1,137,850 and 760,915 private warrants outstanding, respectively. During 2022, 2021 and 2020, the Company recorded a $3.9 million, $3.1 million and $13.4 million gain, respectively, for revaluation of warrant liability on the consolidated statement of operations. As of December 31, 2022 and 2021, the Company had $0.4 million and $4.3 million, respectively, for warrant liability related to the private warrants outstanding on the consolidated balance sheets.
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
Under the terms of the First Tumim Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, shares of common stock over the period commencing on the date of the First Tumim Purchase Agreement (the “Tumim Closing Date”) and ending on the first day of the month following the 36-month anniversary of the Tumim Closing Date. The

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
10. CAPITAL STRUCTURE (Continued)
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
During 2022, the Company sold 17,248,244 shares of common stock for proceeds of $123.7 million, under the terms of the First Tumim Purchase Agreement. During 2021, the Company sold 14,213,498 shares of common stock under the terms of the First Tumim Purchase Agreement for proceeds of $163.8 million. As of December 31, 2022, there are 3,420,990 registered shares remaining and the remaining commitment available under the First Tumim Purchase Agreement is $12.5 million.
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
As of December 31, 2022, the Company has not sold any shares of common stock to Tumim under the terms of the Second Tumim Purchase Agreement and has a remaining commitment of $300.0 million available.
Equity Distribution Agreement
In August 2022, the Company entered into an equity distribution agreement (the "Equity Distribution Agreement") with Citi Global Markets, Inc. ("Citi") as sales agent, pursuant to which the Company can issue and sell shares of its common stock with an aggregate maximum offering price of $400.0 million. The Company pays Citi a fixed commission rate of 2.5% of gross offering proceeds of shares sold under the Equity Distribution Agreement. During the year ended December 31, 2022, the Company sold 45,324,227 shares of common stock under the Equity Distribution Agreement at an average price per share of $3.70 for gross proceeds of $167.8 million and net proceeds of approximately $163.5 million, after $4.3 million in commissions and fees to the sales agent. Commissions incurred in connection with the Equity Distribution Agreement are reflected as a reduction of additional paid-in capital on the Company's consolidated balance sheets. As of December 31, 2022, $1.7 million in commissions were recognized in accrued expenses and other current liabilities on the Company's consolidated balance sheets.
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
Stock Option Valuation
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted, which requires the input of highly subjective assumptions. The fair value of each option award at the grant date was estimated using the following assumptions:

Year Ended December 31,
	2022	2021	2020
Exercise price	N/A	N/A	$1.05 - $9.66
Risk-free interest rate	N/A	N/A	0.1% - 1.7%
Expected term (in years)	N/A	N/A	0.2 - 6.3
Expected dividend yield	N/A	N/A	—
Expected volatility	N/A	N/A	70.0% - 85.8%
Stock Options
Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. STOCK-BASED COMPENSATION EXPENSE (Continued)

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	28,996,160	$1.28	6.87	$249,205
Granted	—	—
Exercised	6,424,780	1.11
Cancelled	100,795	3.51
Outstanding at December 31, 2022	22,470,585	$1.31	5.33	$23,418
Vested and exercisable as of December 31, 2022	22,439,822	$1.31	5.33	$23,412
The option activity above does not include the performance based stock options issued by a related party pursuant to the Founder Stock Option Plan. The weighted-average grant date fair value of stock options issued for the year ended December 31, 2020 was $6.92.
There were 6,424,780, 3,472,267 and 8,716,423 stock options exercised during the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value of stock options exercised was $14.6 million, $51.8 million and $132.7 million during 2022, 2021 and 2020, respectively. The fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $0.8 million, $0.4 million, and $27.0 million, respectively.
As a result of the Business Combination, vesting of certain stock options and performance-based options accelerated in accordance with terms of the related award agreements, resulting in additional stock-based compensation expense of $8.1 million in the second quarter of 2020.
Restricted Stock Units
The fair value of RSUs is based on the closing price of the Company's common stock on the grant date. The time-based RSUs generally vest in increments over a three year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. Certain RSUs awarded to key employees contain performance conditions related to achievement of strategic and operational milestones ("Performance RSUs"). As of December 31, 2022, not all of the performance conditions are probable to be achieved. Compensation expense has only been recognized for those conditions that are assumed to be probable. The Company updates its estimates related to the probability and timing of achievement of the operational milestones each period until the award either vests or is forfeited. In addition, for certain technical engineering employees the awards cliff vest after a three year period or vest on the achievement of certain operational milestones. The RSUs to directors have a vesting cliff of one year after the grant date. Changes in RSUs are as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	12,178,672	$18.7
Granted	17,966,171	7.0
Granted in Romeo Acquisition	1,066,772	3.0
Released	8,527,456	14.0
Cancelled	3,109,359	13.0
Balance at December 31, 2022	19,574,800	$10.0
During the fourth quarter of 2022, in connection with the Romeo Acquisition, each share of Romeo Common Stock that was issued and outstanding immediately prior to the effective time of the Romeo Acquisition was converted into the right to receive 0.1186 of a share of Nikola Common Stock, rounded down to the nearest whole number of shares of Nikola Common Stock. Each Romeo RSU and Romeo performance-related stock unit that was outstanding and not settled immediately prior to the effective time was settled for shares of Nikola Common Stock, determined by multiplying the number of shares of Romeo

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. STOCK-BASED COMPENSATION EXPENSE (Continued)
Common Stock that were subject to such Romeo RSU or Romeo PSU, as in effect immediately prior to the effective time, by 0.1186, rounded down to the nearest whole number of shares of Nikola Common Stock.
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
Market Based RSUs
The Company's market based RSUs contain a stock price index as a benchmark for vesting. Through the second quarter of 2022, these awards were issued with three milestones that vest depending upon a consecutive 20-trading day stock price target of the Company’s common stock. The Company's stock price targets ranged from $25 per share to $55 per share. At the time of their grant, the Company estimated the fair value of the awards using a Monte Carlo simulation model, which utilized significant assumptions consisting of risk-free interest rate in the range of 0.2% to 0.3%, and volatility in the range of 70% to 85%.
During the third quarter of 2022, the market based RSUs subject to the $40 and $55 stock price milestones were cancelled and the Company expensed $55.8 million related to the cancelled awards representing the remaining unamortized expense as of the cancellation date.
Additionally, during the third quarter of 2022, the performance period for the market based RSUs subject to the $25 stock price milestone was extended from June 3, 2023 to June 3, 2024. The incremental compensation cost from this modification was $4.3 million, determined by comparing the estimated fair value of the modified awards to the estimated fair value of the original awards immediately before the modification of the performance period. The remaining compensation cost related to the original award and the incremental compensation cost are recognized over the award's remaining requisite service period. The vested shares related to the modified awards are transferred to the award holders upon the completion of the requisite service period ending June 3, 2024, and upon achievement certification by the Company's board of directors. If the $25 target price is not achieved by the end of requisite service period, the market based RSUs are forfeited.
During 2022, the Company granted 1,351,361 shares of market based RSUs to various executives in connection with either their hiring or assumption of new roles within the Company. The awards vest depending upon a consecutive 20-trading day stock price target of the Company’s common stock of $25 per share to $55 per share. The total grant date fair value of the market based RSUs was determined to be $3.2 million and is recognized over the requisite service period.
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

For the year ended December 31,
2022
Term (years)	0.80 - 1.80
Stock price	$5.32 - $9.66
Risk-free interest rate	1.66% - 3.50%
Expected volatility	100%

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. STOCK-BASED COMPENSATION EXPENSE (Continued)
The following table summarizes 2022 market-based RSU activity:

	Number of Market Based RSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	13,317,712	$26.0
Granted	1,351,361	2.5
Released	—	—
Cancelled	12,598,015	24.3
Balance at December 31, 2022	2,071,058	$24.5
Stock-Based Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the years ending December 31, 2022, 2021 and 2020, respectively:

	Years Ended December 31,
	2022	2021	2020
Selling, general, and administrative	$217,473	$169,561	$122,129
Research and development	35,152	36,150	15,862
Cost of revenues	2,780	—	—
Total stock-based compensation expense	$255,405	$205,711	$137,991
As of December 31, 2022, total unrecognized compensation expense and remaining weighted-average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted-average recognition period (years)
Options	$29	0.10
Market Based RSUs	13,214	1.42
RSUs	120,738	1.92
Total unrecognized compensation expense at December 31, 2022	$133,981
12. RETIREMENT SAVINGS PLAN
The Company sponsored a savings plan available to all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Employees may contribute to the plan amounts of their pre-tax salary subject to statutory limitations. The Company did not offer a company match for the year ended December 31, 2020. Beginning in 2021, the Company provided an employer matching contribution for the amount a participant contributes as salary deferrals up to 100% of the amount contributed for the first 1% of the participant’s plan compensation plus 50% for each additional 1% of compensation contributed between 1% and 6% of the participant’s plan compensation. For the years ended December 31, 2022 and 2021, the Company provided $3.5 million and $2.1 million, respectively, in matching contributions.
13. INCOME TAXES
A provision (benefit) of $6.0 thousand, $4.0 thousand and ($1.0) million has been recognized for the years ended December 31, 2022, 2021 and 2020, respectively, related primarily to changes in indefinite lived goodwill deferred tax liabilities.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
The components of the provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2022	2021	2020
Current tax provision
Federal	$—	$—	$36
State	3	1	1
Total current tax provision	3	1	37
Deferred tax provision
Federal	—	1	(492)
State	3	2	(571)
Total deferred tax provision	3	3	(1,063)
Total income tax provision (benefit)	$6	$4	$(1,026)
The reconciliation of taxes at the federal statutory rate to the provision for income taxes for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
	2022	2021	2020
Tax at statutory federal rate	$(164,813)	$(144,848)	$(78,098)
State tax, net of federal benefit	(30,414)	(21,212)	(14,052)
Stock-based compensation	47,457	22,825	(7,652)
Section 162(m) limitation	3,725	2,009	1,834
Research and development credits, net of uncertain tax position	(16,503)	(12,558)	(14,945)
Warrant revaluation	(964)	(641)	(2,824)
SEC Settlement	—	26,250	—
Other	6,448	(438)	408
Change in valuation allowance	155,070	128,617	114,303
Total income tax provision (benefit)	$6	$4	$(1,026)

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
Deferred tax assets and liabilities as of December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Federal and state income tax credits	$59,470	$33,837
Net operating loss carryforward	432,471	245,014
Start-up costs capitalized	1,432	1,454
Stock-based compensation	13,696	12,645
Finance lease liabilities	21,455	680
Accrued purchase of intangible asset	7,993	—
Inventory	13,410	—
Research expenditures	57,877	—
Accrued expenses and other	14,106	802
Total deferred tax assets	621,910	294,432
Valuation allowance	(594,661)	(291,222)
Deferred tax assets, net of valuation allowance	27,249	3,210
Deferred tax liabilities:
Intangible assets	(505)	(2,116)
Finance lease assets	(8,378)	(666)
Property, plant and equipment, net	(18,381)	(439)
Total deferred tax liabilities	(27,264)	(3,221)
Deferred tax liabilities, net	$(15)	$(11)
The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded valuation allowances of $594.7 million, $291.2 million and $162.5 million at December 31, 2022, 2021 and 2020 respectively. The increase in the valuation allowance for the year ended December 31, 2022 of $303.4 million as reflected below, is due to the addition of deferred tax assets and liabilities from the acquisition of Romeo and increases in the net operating losses and research and development credit carryforwards.

	Years Ended December 31,
	2022	2021
Valuation Allowance as of the beginning of the period	$(291,222)	$(162,604)
Current Year Acquisitions	(148,381)	—
Current Year Change	(155,058)	(128,618)
Valuation Allowance as of the end of the period	$(594,661)	$(291,222)
At December 31, 2022, the Company had federal net operating loss carryforwards of $56.1 million that expire in 2024 - 2037 and $1.7 billion that have an indefinite carryforward period. The Company has combined state net operating loss carryforwards of $1.6 billion at December 31, 2022, that begin to expire in 2032. The Company had federal and state tax credits of $52.0 million and $32.6 million, respectively, at December 31, 2022, which if unused will begin to expire in 2037 for federal and 2031 for state tax purposes.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of net operating loss ("NOL") carryforwards following certain ownership changes (as defined by the Act and codified under Section 382 of the Code) that could limit the Company’s ability to utilize these carryforwards. Further, a portion of the carryforwards may expire before utilized to reduce future income tax liabilities as a result of the annual limitation. Romeo experienced an ownership change upon its acquisition by the Company in October 2022. A formal ownership change study has not been completed, but preliminary estimates indicate that approximately $28.0 million ($5.9 million tax effected) federal and $118.6 million ($12.8 million tax effected) state NOLs, as well as $5.3 million of federal research and development credits are likely to expire unused due to limitation under IRC Section 382. The NOLs and research and development credits likely to expire unused are included in the NOL and research and development credit carryforward amounts disclosed, subject to a full valuation allowance.
The following table reflect changes in the unrecognized tax benefits:

	Years Ended December 31,
	2022	2021	2020
Gross amount of unrecognized tax benefits as of the beginning of the year	$11,661	$7,392	$432
Additions based on tax positions related to the current year	5,550	4,269	5,622
Additions based on tax position from prior years	865	—	1,338
Current year acquisitions	1,785	—	—
Gross amount of unrecognized tax benefits as of the end of the year	$19,861	$11,661	$7,392
As of December 31, 2022, 2021, and 2020, the Company had $19.9 million, $11.7 million, and $7.4 million, respectively, of gross unrecognized tax benefits, related to research and experimental tax credits. The Company does not expect a significant change to the amount of unrecognized tax benefits to occur within the next 12 months.
The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2022 or 2021, and has not recognized interest or penalties during the years ended December 31, 2022, 2021, and 2020, since there was no reduction in income taxes paid due to uncertain tax positions.
The Company is subject to taxation in the United States, various states, and Germany. As of December 31, 2022, all tax years remain open to examination, to the extent of the losses incurred.
14. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general and administrative expense on the consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2022.
Regulatory and Governmental Investigations and Related Internal Review
In September 2020, a short seller reported on certain aspects of the Company’s business and operations. The Company and its board of directors retained Kirkland & Ellis LLP to conduct an internal review in connection with the short-seller article (the “Internal Review”), and Kirkland & Ellis LLP promptly contacted the Division of Enforcement of the U.S. Securities and Exchange Commission to make it aware of the commencement of the Internal Review. The Company subsequently learned that the Staff of the Division of Enforcement and the United States Attorney's Office for the Southern District of New York (the "SDNY") had opened investigations.
By order dated December 21, 2021, the Company and the SEC reached a settlement arising out of the SEC’s investigation of the Company. Under the terms of the settlement, without admitting or denying the SEC’s findings, the Company among

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)
other things, agreed to pay a $125 million civil penalty. The first $25 million installment was paid at the end of 2021 and the remaining installments are to be paid semiannually through 2023. The Company previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. In July 2022, the Company and SEC agreed to an alternative payment plan with the first two payments of $5 million to be paid in July 2022 and December 2022. The July 2022 and December 2022 payments have been made by the Company. In February 2023, the Company and the SEC agreed to another alternative payment plan, with the next two payments of $1.5 million to be paid in March 2023 and June 2023. The remainder of the payment plan is subject to determination. As of December 31, 2022, the Company has reflected the remaining liability of $90.0 million in accrued expenses and other current liabilities on the consolidated balance sheets.
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
During the years ended December 31, 2022 and 2021 and 2020, the Company expensed $6.1 million, $22.4 million and $8.1 million, respectively for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. As of December 31, 2022 and 2021, the Company accrued approximately zero and $22.7 million, respectively, in legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement. The Company expects to incur additional related legal costs in fiscal year 2023, which will be expensed as incurred and which could be significant in the periods in which they are recorded.
The Company cannot predict whether any other governmental authorities will initiate separate investigations or litigation. The outcome of any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or current or former employees, officers and/or directors in addition to Mr. Milton, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. While it is not possible to accurately predict at this time when matters relating to the SDNY investigation will be completed, the final outcome of the SDNY investigation, what additional actions, if any, may be taken by the SDNY or by other governmental agencies, or the effect that such actions may have on the Company's business, prospects, operating results and financial condition, which could be material, are not possible to accurately predict.
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
Shareholder Securities Litigation
The Company and certain of its current and former officers and directors are defendants in a consolidated securities class action lawsuit pending in the United States District Court of the District of Arizona (the "Shareholder Securities Litigation").On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 23, 2020, a motion for reconsideration of the Court’s order appointing the Lead Plaintiff was filed. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)
appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. The motion for reconsideration was denied on February 18, 2021. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the Court appointed Nikola Investor Group II as Lead Plaintiff and appointed Pomerantz LLP and Block & Leviton LLP as co-lead counsel. On January 24, 2022, Lead Plaintiffs filed the Consolidated Amended Class Action Complaint which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company's business plan and prospects. In accordance with the Court's scheduling order, Defendants filed their motions to dismiss on April 8, 2022. On May 9, 2022, Plaintiffs filed their opposition to Defendants' motions to dismiss, and on June 8, 2022, Defendants filed their reply briefs. On February 2, 2023, the court issued a ruling granting the Defendants' motions to dismiss, without prejudice. As a result, Plaintiffs' complaint was dismissed in its entirety, with leave to amend by April 3, 2023.
Plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. The Company intends to vigorously defend itself. The Company is unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material.
Derivative Litigation
Beginning on September 23, 2020, two purported shareholder derivative actions were filed in the United States District Court for the District of Delaware (Byun v. Milton, et al., Case No. 1:20-cv-01277-UNA; Salguocar v. Girsky et. al., Case No. 1:20-cv-01404-UNA), purportedly on behalf of the Company, against certain of the Company's current and former directors alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, and gross mismanagement. The Byun action also brings claims for unjust enrichment and abuse of control, while the Salguocar action brings a claim for waste of corporate assets. On October 19, 2020, the Byun action was stayed until 30 days after the earlier of (a) the Shareholder Securities Litigation being dismissed in their entirety with prejudice; (b) defendants filing an answer to any complaint in the Shareholder Securities Litigation; or (c) a joint request by plaintiff and defendants to lift the stay. On November 17, 2020, the Byun and Salguocar actions were consolidated as In re Nikola Corporation Derivative Litigation, Lead Case No. 20-cv-01277-CFC. In its order consolidating the actions, the Court applied the Byun stay to the consolidated action, appointed The Brown Law Firm, P.C. and Gainey McKenna & Egleston as co-lead counsel, and appointed Farnan LLP and O’Kelly & Ernst, LLC as liaison counsel. On January 31, 2023, plaintiffs filed an amended complaint. The consolidated action remains stayed.
On December 18, 2020, a purported shareholder derivative action was filed in the United States District Court for the District of Arizona, Huhn v. Milton et al., Case No. 2:20-cv-02437-DWL, purportedly on behalf of the Company, against certain of the Company’s current and former directors alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, unjust enrichment, and against defendant Jeff Ubben, a member of the Company’s board of directors, insider selling and misappropriation of information. On January 26, 2021, the Huhn action was stayed until 30 days after the earlier of (a) the Shareholder Securities Litigation being dismissed in its entirety with prejudice; (b) defendants filing an answer to any complaint in the Shareholder Securities Litigation; or (c) a joint request by plaintiff and defendants to lift the stay. The Huhn action remains stayed.
On January 7, 2022, Barbara Rhodes, a purported stockholder of the Company, filed her Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Rhodes v. Milton, et al. and Nikola Corp., C.A. No. 2022-0023-KSJM (the “Rhodes Action”). On January 14, 2022, Zachary BeHage and Benjamin Rowe (together, the “BeHage Rowe Plaintiffs”), purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned BeHage v. Milton, et al. and Nikola Corp., C.A. No. 2022-0045-KSJM, (the “BeHage Rowe Action” together with the Rhodes Action, the “Related Actions”). The Related Actions are against certain of the Company’s current and former directors and allege breach of fiduciary duties, insider selling under Brophy, aiding and abetting insider selling, aiding and abetting breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On January 28, 2022, Rhodes and the BeHage Rowe Plaintiffs filed a stipulation and proposed order for consolidation of the Related Actions. The proposed order states that Defendants need not answer, move, or otherwise respond to the complaints filed in the Related Actions and contemplates that counsel for Plaintiffs shall file a consolidated complaint or designate an operative complaint within fourteen days of entry of an order consolidating these actions and shall meet and confer with counsel for Defendants or any other party regarding a schedule for Defendants to respond to the operative complaint. The Court granted this proposed order on February 1, 2022 and consolidated the Related Actions as In re Nikola Corporation Derivative Litigation, C.A. No. 2022-0023-KJSM

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)
(the “Consolidated Related Actions”). On February 15, 2022, Rhodes and the BeHage Rowe Plaintiffs filed a Verified Consolidated Amended Stockholder Derivative Complaint in the Related Actions (the “Amended Complaint”). On April 4, 2022, the parties filed a stipulation and proposed order, pursuant to which the parties to the Related Actions agreed that Defendants need not answer, move, or otherwise respond to certain counts of the Amended Complaint. In accordance with the Court-ordered stipulation, Defendants filed their motions to stay the remaining counts of the Amended Complaint on April 13, 2022. Plaintiffs filed their oppositions on May 4, 2022, and Defendants filed their replies on May 25, 2022. In a bench ruling following a telephonic oral argument on June 1, 2022, the Court granted Defendants' motions to stay the remaining counts of the Amended Complaint. The Court ordered the Defendants to submit a status report on October 31, 2022, or within three days of receipt of a decision on the motions to dismiss in the Shareholder Securities Litigation, whichever comes first, in which Defendants can request a continued stay of the Related Actions. The stay was subsequently extended until January 10, 2023, by court order and, on January 12, 2023, the parties entered into a stipulation staying the actions until the earlier of February 14, 2023 or a resolution of the motions to dismiss in the Shareholder Securities Litigation. The stay was automatically lifted on February 2, 2023, when the Shareholder Securities Litigation was dismissed. Plaintiffs filed an amended complaint on February 14, 2023.
On March 10, 2022, Michelle Brown and Crisanto Gomes (together, the “Brown & Gomes Plaintiffs”), purported stockholders of the Company, filed a Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned Brown v. Milton, et al. and Nikola Corp., C.A. No. 2022-0223-KSJM (the “Brown & Gomes Action”). The Brown & Gomes Action is against certain of the Company’s current and former directors and alleges claims against those defendants for purported breaches of fiduciary duty and unjust enrichment. On March 14, 2022, the Brown & Gomes Plaintiffs notified the court in the Related Actions of their belief that the Brown & Gomes Action properly belongs as part of the Consolidated Related Actions. On January 12, 2023, the parties entered into a stipulation consolidating the Brown & Gomes Action into the Consolidated Related Actions
The complaints seek unspecified monetary damages, costs and fees associated with bringing the actions, and reform of the Company's corporate governance, risk management and operating practices. The Company intends to vigorously defend against the foregoing complaints. The Company is unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)
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
Chelico Litigation
A police officer was injured in connection with an automobile accident resulting from an allegedly intoxicated Legacy Romeo employee driving following his departure from a 2017 company holiday party that occurred after hours and not on Romeo's premises. Romeo terminated the employee’s employment shortly after the incident occurred. This matter resulted in a personal injury lawsuit (Chelico et al. v. Romeo Systems, Inc., et al., Case # 18STCV04589, Los Angeles County), for which Romeo is the named defendant. In July 2020, Romeo settled this matter in principle and agreed to pay a settlement of $6.0 million. Correspondence that is believed to constitute a legally enforceable agreement was exchanged on July 22, 2020. Romeo's business and umbrella insurance carriers agreed to cover the cost of damages owed. As a result, Romeo accrued $6.0 million as a legal settlement payable with a corresponding insurance receivable for $6.0 million as of September 30, 2022 and December 31, 2021. Because the plaintiff had not proceeded to finalize the settlement transaction due to a dispute with the City of Los Angeles related to the allocation of the global settlement payment between the plaintiff and the LAPD (unrelated to Romeo), Romeo filed a claim for breach of contract against the plaintiff in Romeo Systems et al. v. Chelico, Case # 21STCV20701. The cases have been related and are pending in front of Hon. Mark Epstein. The trial of the settlement-related issues began on October 24, 2022, and closing arguments were held on November 18, 2022. . Judge Epstein entered judgment in favor of plaintiff Romeo Systems, Inc. on January 17, 2023. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any, more than the $6.0 million settlement payable Romeo agreed upon.
The $6.0 million of legal settlement payable and the related $6.0 million of insurance receivable were reported in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, on the consolidated balance sheets as of December 31, 2022.
Wage and Hour Litigation
On October 29, 2020, John Alonzo, a former employee of Romeo filed a putative wage and hour class action complaint in the Los Angeles Superior Court on behalf of all current and former non-exempt employees in California from October 2016 to present. Alonzo alleges that Romeo did not pay for all time worked, did not provide compliant meal and rest periods, did not reimburse necessary business expenses, and other derivative claims. The parties mediated on October 7, 2021, and reached a settlement shortly thereafter. The parties are finalizing a long-form settlement agreement, which will be submitted to the Court for its approval. The proposed settlement amount is not material to the Company's consolidated financial statements.
On August 5, 2022, Charles Walker filed a wage and hour class action complaint against Romeo in the Los Angeles Superior Court. Walker claims to be a former employee of Romeo and seeks to represent a class of all non-exempt Romeo employees in California. However, Walker was at all times an employee of Randstad, a contract labor firm, and has never been an employee of Romeo. In addition, any historical claims related to non-exempt employees of Romeo should be covered by the wage and hour settlement in Alonzo v. Romeo Power. This has been communicated to plaintiff’s counsel who is waiting on publication of Alonzo settlement before determining how to proceed. The action is stayed until May 31, 2023. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
Cannon Complaint
On February 26, 2021, plaintiff Lady Benjamin PD Cannon f/k/a Ben Cannon filed a complaint (the “Cannon Complaint”) against Romeo and Michael Patterson (“Patterson”) in the Court of Chancery for the State of Delaware. The Cannon Complaint includes claims for declaratory relief (against Romeo and Patterson), non-compliance with Article 9 of the Delaware UCC (against Patterson), conversion (against Romeo and Patterson), and breach of contract (against Romeo). Generally, plaintiff alleges that the transfer to Patterson of a warrant for 1,000,000 shares of Romeo’s Common Stock, which plaintiff pledged as security for a loan, is invalid, that Patterson improperly accepted that warrant in satisfaction of the loan, and that she, not Patterson, holds the right to exercise that warrant and to purchase the equivalent of 1% of Romeo’s Common Stock. The relief

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)
sought by plaintiff includes declaratory relief, return of the warrant, specific performance on the warrant, money damages, cost of suit, and attorneys’ fees. On May 4, 2021, Romeo filed a motion to dismiss all claims against it under Delaware Chancery Rule 12(b)(6); on May 17, 2021, plaintiff filed a motion for partial summary judgment; and on June 16, 2021, Romeo and Patterson filed a joint Rule 56(f) motion for discovery.
On September 24, 2021, the Court granted Romeo’s motion to dismiss plaintiff’s claim for conversion against Romeo, but otherwise denied Romeo’s motion. The Court also deferred a ruling on plaintiffs’ motion for partial summary judgment and Romeo and Patterson’s Rule 56(f) motion for discovery.
On October 8, 2021, the Court granted the parties’ stipulation pursuant to which plaintiff withdrew her motion for partial summary judgment without prejudice, the parties agreed that plaintiff would file a first amended complaint, and the parties agreed to a schedule for Romeo and Patterson to file Answers to that first amended complaint and a date by when the parties would complete certain discovery. Plaintiff filed her first amended complaint on October 18, 2021, removing her claim for conversion against Romeo and adding a claim against Romeo for alleged violation of 6 Del. C. § 8-404(a) on account of the same allegedly improper transfer of a warrant from plaintiff to Patterson. Romeo and Patterson filed Answers to that amended complaint on October 28, 2021 denying plaintiff’s claims.
After attempts to reach a negotiated resolution were unsuccessful, on March 10, 2022, Romeo filed a First Amended Answer and Counterclaim, in which Romeo asserted claims against plaintiff for fraud in the inducement, fraudulent concealment, and declaratory relief. On April 21, 2022, Romeo filed a First Amended Answer and Affirmative Defenses and Amended Counterclaim against Plaintiff, alleging further facts and circumstances in support of Romeo’s counterclaims. Plaintiff moved to dismiss Romeo’s counterclaims on May 12, 2022. That motion was heard on December 12, 2022, and on December 13, 2022, the Court granted Plaintiff’s motion with respect to Romeo’s fraud-based counterclaims on statute of limitations grounds. The Court denied the remainder of Plaintiff’s motion.
The parties have largely concluded the fact discovery phase of the litigation, including witness depositions. On December 13, 2022, the Court request letter briefing regarding potential motions for summary judgment, which the Parties submitted by February 6, 2023. Those letters are pending with the Court. No trial date has been set. The Company intends to defend itself vigorously against plaintiff’s claims. The outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. Given the stage of the litigation and based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
Nichols and Toner Complaints
On April 16, 2021, plaintiff Travis Nichols filed a class action complaint against Romeo Power, Inc. (f/k/a RMG Acquisition Corp.), Lionel E. Selwood, Jr. and Lauren Webb (the “Officer Defendants”), and Robert S. Mancini, Philip Kassin, D. James Carpenter, Steven P. Buffone, W. Grant Gregory, W. Thaddeus Miller, and Craig Broderick (the “RMG Director Defendants”) in the United States District Court for the Southern District of New York (the “Court”), captioned Nichols v. Romeo Power Inc., No. 21-cv-3362-LGS (S.D.N.Y. 2021). On May 6, 2021, plaintiff Victor J. Toner filed a second class action complaint against the same defendants in the Southern District of New York, captioned Toner v. Romeo Power, Inc., No. 21-cv-4058 (S.D.N.Y.). The complaints generally allege violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder. On July 15, 2021, the Court entered an order consolidating the Nichols and Toner actions under the caption In re Romeo Power Inc. Securities Litigation, No. 21-cv-3362-LGS (S.D.N.Y.), and appointing Mike Castleberg as lead plaintiff and Glancy Prongay & Murray LLP as lead counsel.
On September 15, 2021, plaintiffs filed an Amended Class Action Complaint for Violations of the Federal Securities Laws (the “Amended Complaint”) against the same Defendants alleging violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act and SEC Rules 10b-5 and 14a promulgated thereunder. The Amended Complaint alleges that Defendants made false and misleading statements regarding the status of Romeo’s battery cell supply chain and Romeo’s ability to meet customer demand, fulfill its revenue backlog, and achieve its revenue forecast for 2021.
Defendants filed a Motion to Dismiss the Amended Complaint on November 5, 2021. On June 2, 2022, the Court entered an order granting in part and denying in part the Motion. The Court dismissed all claims against the RMG Director Defendants, finding that they were (if anything) derivative claims and not adequately pled. But the Court denied the motion as to claims against Romeo, Selwood, and Webb and allowed the case to proceed with respect to at least one statement – whether Romeo had two or four suppliers at the time of the deSPAC. The Court expressly did not rule on any of the other statements at issue,

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)
including the forward-looking statements that comprise the bulk of the case. On June 16, 2022, the remaining defendants filed a Motion for Reconsideration of the June 2, 2022 Order as it relates to certain of the remaining Section 10(b) claims and the court denied the motion. The matter is now in discovery.
This litigation is at preliminary stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. The Company intends to defend itself vigorously against these claims. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
Southern District of New York Derivative Matter
On July 27, 2022, Plaintiff Bach-Mai Fiori (“Plaintiff”) filed a Verified Shareholder Derivative Complaint (the “Complaint”) on behalf of Romeo Power, Inc. against Defendants Susan Brennan, Robert Mancini, Ronald Gottwald, Philip Kassin, Timothy Stuart, Lauren Webb, Lionel Selwood, Paul Williams, Brady Ericson, and Romeo as a nominal defendant only, in United States District Court for the Southern District of New York, captioned as Bach-Mai Fiori v. Brennan, No. 22-cv-06403 (S.D.N.Y.). The Complaint alleges that certain of Romeo’s then current and former officers and directors made, authorized, and/or failed to prevent the making of the false and misleading statements that are at issue in the Southern District of New York Securities Litigation Matter. In addition to alleging the same violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5 as in the Southern District of New York Securities Litigation Matter, the Plaintiff alleges breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty (for permitting the practices that allowed these statements to be disseminated), unjust enrichment, and waste of corporate assets, all of which are premised on the alleged legal liability and costs that Romeo might incur in the Southern District of New York Securities Litigation Matter and other unspecified harms. On November 3, 2022, Plaintiff voluntarily dismissed the Complaint, and the Court approved the dismissal of this matter without further notice or proceedings on November 4, 2022.
Litigation relating to the offer or the merger
In connection with the merger agreement and the transactions contemplated thereby, as of September 23, 2022, six purported class action lawsuits have been filed. On September 1, 2022, a purported stockholder of Romeo filed a lawsuit against Romeo and members of its Board of Directors in the United States District Court for the Central District of California, captioned Rushing v. Romeo Power, Inc., No. 8:22-cv-01641. On September 2, 2022, a stockholder of Romeo filed a lawsuit in the United States District Court for the Central District of California, captioned Cataldi v. Romeo Power, Inc., et al., No. 8:22-cv-01642. On September 8, 2022, a purported stockholder of Romeo filed a lawsuit in the United States District Court for the Southern District of New York, captioned Wilhelm v. Romeo Power, Inc., No. 1:22-cv-07662. On September 8, 2022, a purported stockholder of Romeo filed a lawsuit in the United States District Court for the District of Delaware, captioned Wheeler v. Romeo Power, Inc., No. 1:22-cv-01182. On September 9, 2022, a purported stockholder of Romeo filed a lawsuit, in the United States District Court for the Southern District of New York, captioned Ryan v. Romeo Power, Inc., et al., No. 1:22-cv-07734. On September 13, 2022, a purported stockholder of Romeo filed a lawsuit in the United States District Court for the Central District of California, captioned Grinberger v. Romeo Power, Inc., et al., No. 8:22-cv-01678.
The lawsuits alleged that Romeo and its Board of Directors made materially incomplete and misleading statements in its Solicitation/Recommendation Statement on Schedule 14D-9 regarding the Offer. Specifically, the lawsuits allege that Romeo and its Board of Directors violated Sections 14(d)(4), 14(e) and 20(a) of the Exchange Act, as amended, and Rule 14d-9 promulgated under the Exchange Act, and asserts claims challenging the adequacy of the disclosures regarding the sales process leading up to the proposed transaction, Romeo’s and Nikola’s financial projections, the interests of Romeo’s senior management and Board of Directors, and Morgan Stanley’s financial analysis.
The lawsuits sought, among other things, injunctive relief to enjoin the Offer, rescission and rescissory damages should the Offer be consummated, an injunction directing the Board of Directors to comply with the Exchange Act, and an award of attorney’s and expert fees and expenses.
All six suits have been voluntarily dismissed.
Lion Electric matter
On October 26, 2022, Lion Electric filed a Request for Arbitration before the International Chamber of Commerce (ICC) for the commencement of an arbitration against Romeo Systems, Inc. pursuant to the dispute resolution provisions of the

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)
Purchase Agreement dated November 2, 2020 between Romeo and Lion. The Request for Arbitration alleges that Romeo Systems, Inc. has breached various provisions of the Purchase Agreement related to the manufacture and sale of batteries. Romeo denies the allegations and intends to vigorously defend itself in the matter. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
Purchase Commitments
The Company enters into commitments under non-cancellable or partially cancellable purchase orders or vendor agreements in the normal course of business. The following table presents the Company's commitments and contractual obligations as of December 31, 2022:

	Payments due by period as of December 31, 2022
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unrecorded contractual obligations:
Purchase obligations	$293,300	$133,220	$160,080	$—	$—
Leases executed not yet commenced	47,356	5,403	17,361	17,297	7,295
Recorded contractual obligations:
Accrued SEC settlement	90,000	90,000	—	—	—
FCPM License	32,126	32,126	—	—	—
	$462,782	$260,749	$177,441	$17,297	$7,295
Commitments and Contingencies
FCPM License
In the third quarter of 2021, the Company entered into a fuel cell power module ("FCPM") license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2023. As of December 31, 2022, the Company accrued $32.1 million in accrued expenses and other current liabilities on the consolidated balance sheets.
Supply Agreement
As a result of the Romeo Acquisition, the Company acquired a long-term supply agreement (the “Supply Agreement”) that was entered into for the purchase of lithium-ion battery cells with a Tier 1 battery cell and materials manufacturer (“Supplier”). Under the Supply Agreement, the Supplier is committed to supplying cells to the Company, at escalating annual minimums, through June 30, 2028. The Supplier's minimum total supply commitment to the Company, and the minimum purchase obligation, is for 8 GWh, and Supplier has agreed to use its best effort to allocate additional cells to the Company through 2023. Pursuant to the Romeo Acquisition the Company acquired a prepayment previously made by Romeo of $64.7 million (the “Prepayment”), which will be applied as an advance for cells to be purchased from July 1, 2023 through June 30, 2028.
If the Company breaches its minimum volume commitment during any applicable year or portion thereof, the Supplier is entitled to retain, as liquidated damages, the remaining balance of the Prepayment for that year, as applicable. If the Supplier materially breaches its minimum volume commitment during any applicable year or portion thereof, or in the event of a force majeure, the Supplier will be required to return the remaining balance of the Prepayment for that year, as applicable.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
15. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(784,238)	$(690,438)	$(370,866)
Less: Premium on repurchase of redeemable convertible preferred stock	—	—	(13,407)
Net loss attributable to common shareholders, basic	$(784,238)	$(690,438)	$(384,273)
Less: revaluation of warrant liability	—	(3,051)	(13,448)
Net loss attributable to common stockholder, diluted	$(784,238)	$(693,489)	$(397,721)
Denominator:
Weighted average shares outstanding, basic	441,800,499	398,655,081	335,325,271
Dilutive effect of common stock issuable from assumed exercise of options	—	129,311	505,762
Weighted average shares outstanding, diluted	441,800,499	398,784,392	335,831,033
Net loss per share to common shareholders:
Basic	$(1.78)	$(1.73)	$(1.15)
Diluted	$(1.78)	$(1.74)	$(1.18)
Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period.
Diluted net loss per share is computed by dividing the net loss, adjusted for the revaluation of warrant liability, by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of warrants. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents.
Potentially dilutive shares were excluded from the computation of diluted net loss when their effect was antidilutive. The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive.

	Years Ended December 31,
	2022	2021	2020
Toggle Senior Unsecured Convertible Notes (on an as-converted basis)	24,123,014	—	—
5% Senior Convertible Notes (on an as-converted basis)	22,418,653	—	—
Outstanding warrants	1,137,850	—	—
Stock options, including performance stock options	22,470,585	28,996,160	32,529,224
Restricted stock units, including Market Based RSUs	21,645,858	25,496,384	18,344,243
Total	91,795,960	54,492,544	50,873,467
16. SUBSEQUENT EVENTS
Sale of Common Stock
The Company issued 3,938,802 shares of common stock under the Equity Distribution Agreement for gross proceeds of $8.7 million.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
16. SUBSEQUENT EVENTS (Continued)
The Company issued 17,880,904 shares of common stock under the Purchase Agreements to Tumim for proceeds of $44.5 million.
Conversion of the 5% Senior Convertible Notes
The Company issued 21,785,618 shares of common stock for conversions made by the holder of the 5% Senior Convertible Notes for $52.5 million of principal and the make-whole provision.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K due to the existence of the material weakness in our internal control over financial reporting described below.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting associated with ineffective information technology general controls ("ITGCs") in the areas of user access and change management over the information technology ("IT") system that supports our financial reporting processes. We also deemed ineffective certain automated and manual business process controls that are dependent on the affected ITGCs, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT system. We believe that these control deficiencies were a result of: (i) insufficient training of personnel on the operation and importance of ITGCs; and (ii) inadequate risk-assessment processes resulting in failure to identify and assess risks in IT environments that could impact internal control over financial reporting. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. However, the deficiencies in ITGCs created a more than remote possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.
Management has analyzed the material weaknesses and performed additional analysis and procedures in preparing our consolidated financial statements. We have concluded that our consolidated financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented.
Ernst & Young LLP, an independent registered public accounting firm who audited and reported on our consolidated financial statements included in this report, has issued an adverse report on the effectiveness of our internal control over financial reporting as of December 31, 2022, included in their report under Item 8 Financial Statements and Supplementary Data of this Annual Report.

Remediation Efforts

We have taken and continue to take steps to remediate the control deficiencies contributing to the material weakness, such that these controls are designed, implemented and operating effectively. These remediation actions include: (i) developing and deploying a training program regarding the operation and importance of ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those controls involving user access to IT systems and change management of IT systems that support financial reporting processes; (ii) developing and maintaining documentation of ITGCs to facilitate knowledge transfer in the event of personnel and function changes; and (iii) enhancing management’s review and testing plan to monitor ITGCs with a specific focus on IT systems supporting our financial reporting processes.

We intend to remediate this material weakness as soon as possible, and we believe the measures described above will remediate the material weakness and strengthen our internal control over financial reporting. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. We anticipate that the remediation will be completed during fiscal year 2023. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2022, we acquired Romeo. As part of our ongoing integration activities, we are incorporating our controls and procedures into this recently acquired business concurrent with the augmentation of our Company-wide controls.
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded Romeo Power, Inc. ("Romeo"), which the Company acquired in the fourth quarter of 2022. We will continue the process of implementing internal controls over financial reporting for this acquired business. Romeo contributed approximately 2.2% and 5.9% of revenue and net loss, respectively, for the year ended December 31, 2022, and represented 8.8% of total assets for the year ended December 31, 2022. See Note 3, Business Combinations, to the consolidated financial statements for additional information on the Company’s acquisition of Romeo. We have included the financial results of this acquisition in the consolidated financial statements from the date of acquisition.
Additionally, during the year ended December 31, 2022, we implemented the initial phase of a new enterprise resource planning system.
Other than the changes and remediation efforts as described above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item of Form 10-K will be included in our Proxy Statement (the "Proxy Statement") under the headings "Election of Directors," "Executive Compensation," "Corporate Governance — Code of Business Conduct and Ethics" and "Delinquent Section 16(a) Reports" to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
Item 11. Executive Compensation
The information required by this Item will be set forth in the Proxy Statement under the headings “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Election of Directors—Board Committees”, "Corporate Governance — Director Compensation" and “Executive Compensation” incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be set forth in the Proxy Statement under the headings “Corporate Governance — Certain Relationships and Transactions with Related Persons” and “Election of Directors — Director Independence” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”
2.Financial Statement Schedules: No schedules are required
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report

Exhibit		Description
1.1
Equity Distribution Agreement dated August 30, 2022 between Nikola Corporation and Citigroup Global. Markets Inc., as sales agent (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2022).

2.1	+
Business Combination Agreement by and among VectoIQ Acquisition Corp., VCTIQ Merger Sub Corp., and Nikola Corporation, dated March 2, 2020 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2020).

2.2	+
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

3.3		Amended and Restated Bylaws (as amended as of May 31, 2022) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2022).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 8, 2020 (the "Super 8-K")).
4.2		Form of Warrant (incorporated by reference to Exhibit 4.2 to the Super 8-K).
4.3		Form of Senior Convertible Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2022).
4.4
Indenture (including form of Note), dated June 1, 2022, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2022).

4.5
Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated May 15, 2018 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2018).

4.6
Registration Rights and Lock-Up Agreement by and among VectoIQ Acquisition Corp. and certain stockholders of VectoIQ Acquisition Corp., dated June 3, 2020 (incorporated by reference to Exhibit 4.4 to the Resale S-1).

4.7
Amendment No. 1 to Registration Rights and Lock-Up Agreement by and among VectoIQ Acquisition Corp. and certain stockholders of VectoIQ Acquisition Corp., dated July 17, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2020).

4.8
Registration Rights Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated June 11, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2021).

4.9
Registration Rights Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2021).

4.10		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.3	#	Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.3 to the Super 8-K).

Exhibit		Description
10.4	#	Nikola Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Super 8-K).
10.5	#
Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement under the Nikola Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-237179) (as amended, the “S-4”)).

10.6	#	Nikola Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
10.7	#	Nikola Corporation 2022 Inducement Plan. (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-268141).
10.8	#
Form of Restricted Stock Unit Agreement under the Nikola Corporation 2022 Inducement Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-268141).

10.9	#
Romeo Power, Inc. 2020 Long-Term Incentive Plan, and form of agreements used thereunder (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-268141).

10.10	#	Offer Letter from Nikola Corporation to Mark A. Russell, dated February 8, 2019 (incorporated by reference to Exhibit 10.8 to the S-4).
10.11	#	Offer Letter from Nikola Corporation to Kim J. Brady, dated October 17, 2017 (incorporated by reference to Exhibit 10.9 to the S-4).
10.12	#	Offer Letter from Nikola Corporation to Joseph R. Pike, dated January 1, 2018 (incorporated by reference to Exhibit 10.10 to the S-4).
10.13	#	Offer Letter from Nikola Corporation to Britton M. Worthen, dated March 26, 2019 (incorporated by reference to Exhibit 10.11 to the S-4).
10.14	#	Executive Employment Agreement by and between the Registrant and Mark A. Russell, dated June 3, 2020 (incorporated by reference to Exhibit 10.13 to the Super 8-K).
10.15	#
Executive Employment Agreement by and between Nikola Corporation and Michael Lohscheller, dated February 3, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2022).

10.16	#
Amendment to Executive Employment Agreement by and between Nikola Corporation Michael Lohscheller, dated August 15, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.17	#	Executive Employment Agreement by and between the Registrant and Kim J. Brady, dated June 3, 2020 (incorporated by reference to Exhibit 10.14 to the Super 8-K).
10.18	# *
Amendment to Executive Employment Agreement by and between Nikola Corporation and Kim J. Brady dated August 15, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.19	#	Executive Employment Agreement by and between the Registrant and Joseph R. Pike, dated June 3, 2020 (incorporated by reference to Exhibit 10.15 to the Super 8-K).
10.20	#
Amendment to Executive Employment Agreement by and between Nikola Corporation and Joseph R. Pike dated August 15, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.21	#	Executive Employment Agreement by and between the Registrant and Britton M. Worthen, dated June 3, 2020 (incorporated by reference to Exhibit 10.16 to the Super 8-K).
10.22	#
Amendment to Executive Employment Agreement by and between Nikola Corporation and Britton M. Worthen dated August 15, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.23	#
Executive Employment Agreement by and between Nikola Corporation and Carey Mendes dated August 30, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 6, 2022).

10.24	#
Executive Employment Agreement by and between the Registrant and Pablo M. Koziner, dated December 22, 2020 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).

10.25	# *
Amendment to Executive Employment Agreement by and between Nikola Corporation and Pablo M. Koziner dated August 15, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.26	#	Nikola Corporation 2017 Stock Option Plan, dated July 10, 2017 (incorporated by reference to Exhibit 10.6 to the S-4).

Exhibit		Description
10.27	#	Founder Stock Option Plan, dated November 9, 2018 (incorporated by reference to Exhibit 10.5 to the S-4).
10.28		Redemption Agreement by and between the Registrant and M&M Residual, LLC, dated June 3, 2020 (incorporated by reference to Exhibit 10.18 to the Super 8-K).
10.29		Lease Agreement by and between DARED 90 LLC and Nikola Corporation, dated February 13, 2018 (incorporated by reference to Exhibit 10.12 to the S-4).
10.30	*
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

10.31	*
Amended and Restated European Alliance Agreement by and between Nikola Corporation, Iveco S.p.A., and solely with respect to Sections 9.5 and 16.18, CNH Industrial N.V., dated February 28, 2020 (incorporated by reference to Exhibit 10.14 to the S-4).

10.32	*	Commercial Letter by and among VectoIQ Acquisition Corp., Nikola Corporation and Nimbus Holdings LLC, dated March 2, 2020 (incorporated by reference to Exhibit 10.15 to the S-4).
10.33	*	Master Agreement by and between Anheuser-Busch, LLC and Nikola Corporation (formerly Nikola Motor Company, LLC), dated February 22, 2018 (incorporated by reference to Exhibit 10.16 to the S-4).
10.34	*	Supply Agreement by and between Nel ASA and Nikola Corporation (formerly Nikola Motor Company, LLC), dated June 28, 2018 (incorporated by reference to Exhibit 10.18 to the S-4).
10.35	*	European Supply Agreement by and among Nikola Iveco Europe B.V., IVECO S.p.A. and Nikola Corporation, dated April 9, 2020 (incorporated by reference to Exhibit 10.23 to the S-4).
10.36	*
North American Supply Agreement by and among Nikola Iveco Europe B.V., Nikola Corporation, and solely with respect to Sections 2, 4.2, 4.8 and 6.2.2, Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.24 to the S-4).

10.37	*	Technical Assistance Service Agreement by and between Nikola Corporation and Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.25 to the S-4).
10.38	+
First Amendment to Technical Services Agreement by and between Nikola Corporation and Iveco S.p.A., a Società per Azioni, dated June 17, 2022 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.39	*	S-Way Platform and Product Sharing Contract by and between Nikola Corporation and Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.26 to the S-4).
10.40	*
First Amendment to S-Way Platform and Product Sharing Contract by and between Nikola Corporation and Iveco S.p.A., a Società per Azioni, dated June 17, 2022 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.41	*
Nikola Technology License Agreement by and among Nikola Iveco Europe B.V., Nikola Corporation, and solely with respect to Sections 4.3, 4.4, 4.5 and 4.6, Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.27 to the S-4).

10.42	* +
First Amendment to Nikola Technology License Agreement by and between Nikola Corporation and Nikola Iveco Europe GmbH (former Nikola Iveco Europe B.V.), dated June 17, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.43	*
Iveco Technology License Agreement by and among Nikola Iveco Europe B.V., Iveco S.p.A., and solely with respect to Sections 4.3, 4.4, 4.5, and 4.6, Nikola Corporation, dated April 9, 2020 (incorporated by reference to Exhibit 10.28 to the S-4).

10.44	*
First Amendment to Iveco Technology License Agreement by and among Nikola Corporation, Nikola Iveco Europe GmbH (former Nikola Iveco Europe B.V.), and Iveco S.p.A., a Società per Azioni dated June 17, 2022 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.45	#	Agreement by and between the Registrant and Trevor R. Milton, dated September 20, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2020).
10.46	*
Membership Interests Purchase Agreement by and among the Registrant, Wabash Valley Resources LLC and the sellers party thereto, dated June 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.47
Amendment No. 1 to the Membership Interest Purchase Agreement by and between Nikola Corporation, Wabash Valley Resources LLC and the sellers party thereto, dated September 13, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

Exhibit		Description
10.48	*
Hydrogen Sale and Purchase Agreement by and between the Registrant and Wabash Valley Resources LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.49	*
Second Amended and Restated Limited Liability Company Agreement of Wabash Valley Resources LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.50
Common Stock Purchase Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated June 11, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2021).

10.51
Common Stock Purchase Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated September 24, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2021).

10.52	*
Fuel Cell Supply Framework Agreement by and between Nikola Corporation and Robert Bosch LLC, dated August 30, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.53	*
FCPM Design and Manufacturing License Agreement by and between Nikola Corporation and Robert Bosch LLC, dated September 1, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.54
Loan Agreement by and between 4141 E Broadway Road LLC and Colliers Funding LLC, dated November 23, 2021 and Promissory Note, dated November 23, 2021 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.55
Securities Purchase Agreement, dated December 30, 2022, by and between Nikola Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2022).

10.56	+
Loan and Security Agreement, dated as of July 30, 2022, by and among Nikola Corporation, Romeo Power, Inc., and Romeo Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 2, 2022).

10.57
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

NIKOLA CORPORATION

Date: February 23, 2023	By:	/s/ Michael Lohscheller
Michael Lohscheller
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Lohscheller and Kim J. Brady, and each of them, his or her true and lawful attorneys‑in‑fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Lohscheller	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Michael Lohscheller

/s/ Kim J. Brady	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023
Kim J. Brady

/s/ Stephen J. Girsky	Chairman of the Board	February 23, 2023
Stephen J. Girsky

/s/ Lynn Forester de Rothschild	Director	February 23, 2023
Lynn Forester de Rothschild

/s/ Mary L. Petrovich	Director	February 23, 2023
Mary L. Petrovich

/s/ Michael L. Mansuetti	Director	February 23, 2023
Michael L. Mansuetti

/s/ Gerrit A. Marx	Director	February 23, 2023
Gerrit A. Marx

/s/ Mark A. Russell	Director	February 23, 2023
Mark A. Russell

/s/ Steven M. Shindler	Director	February 23, 2023
Steven M. Shindler

/s/ Bruce L. Smith	Director	February 23, 2023
Bruce L. Smith

/s/ Andrew M. Vesey	Director	February 23, 2023
Andrew M. Vesey