Form 10-Q
period 2023-03-31
Nikola Corp
filed 2023-05-09
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of May 4, 2023, there were 694,091,215 shares of the registrant’s common stock outstanding.

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
•We need to raise additional capital, which may not be available to us when we need it. If we cannot raise additional capital when needed, our operations and prospects will be negatively affected.
•We will be unable to issue sufficient additional shares to operate our business, including pursuant to existing potential sources of capital, or strategic transactions, unless we obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of our common stock available for issuance.
•Our future success is dependent upon the trucking industry's willingness to adopt hydrogen-electric ("FCEV") trucks and battery-electric ("BEV") trucks and timing of the adoption.
•We may not be able to market and sell our vehicles successfully.
•Our future bundled lease model for FCEV trucks may present unique problems that may have an adverse effect on our operating results and business and harm our reputation.
•We may face legal challenges in one or more states attempting to sell directly to customers, which could materially adversely affect our costs.
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

•Letters of intent for the purchase or lease for our trucks may be cancellable.
•Collaboration with strategic partners is subject to risks.
•We are or may be subject to risks associated with strategic alliances or acquisitions.
•We identified a material weakness in our internal control over financial reporting during the prior fiscal year. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results.
•We may be unable to successfully integrate Romeo into our business and may fail to realize any or all of the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$121,140	$233,405
Restricted cash and cash equivalents	10,600	10,600
Accounts receivable, net	27,580	31,900
Inventory	123,630	123,197
Prepaid expenses and other current assets	47,830	37,824
Total current assets	330,780	436,926
Restricted cash and cash equivalents	74,582	78,959
Long-term deposits	32,382	34,279
Property, plant and equipment, net	475,396	437,006
Intangible assets, net	91,921	93,094
Investment in affiliates	68,677	72,816
Goodwill	6,688	6,688
Prepayment - long-term supply agreement	44,835	44,835
Other assets	33,099	32,055
Total assets	$1,158,360	$1,236,658
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$78,020	$117,914
Accrued expenses and other current liabilities	176,756	202,562
Debt and finance lease liabilities, current (including $10.7 million and $50.0 million measured at fair value, respectively)	21,760	63,114
Total current liabilities	276,536	383,590
Long-term debt and finance lease liabilities, net of current portion	296,473	291,627
Operating lease liabilities	27,484	28,223
Estimated liability - guarantee of obligation of unconsolidated affiliate	4,284	—
Other long-term liabilities	7,697	6,724
Deferred tax liabilities, net	15	15
Total liabilities	612,489	710,179
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 800,000,000 shares authorized, 594,182,551 and 512,935,485 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	59	51
Additional paid-in capital	2,751,386	2,562,855
Accumulated deficit	(2,203,944)	(2,034,850)
Accumulated other comprehensive loss	(1,630)	(1,577)
Total stockholders' equity	545,871	526,479
Total liabilities and stockholders' equity	$1,158,360	$1,236,658
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Truck sales	$10,055	$—
Service and other	1,062	1,887
Total revenues	11,117	1,887
Cost of revenues:
Truck sales	42,777	—
Service and other	1,250	1,456
Total cost of revenues	44,027	1,456
Gross profit (loss)	(32,910)	431
Operating expenses:
Research and development	64,426	74,557
Selling, general, and administrative	53,709	77,183
Total operating expenses	118,135	151,740
Loss from operations	(151,045)	(151,309)
Other income (expense):
Interest expense, net	(9,863)	(211)
Revaluation of warrant liability	306	(434)
Other income (expense), net	(84)	1,833
Loss before income taxes and equity in net loss of affiliates	(160,686)	(150,121)
Income tax expense	—	—
Loss before equity in net loss of affiliates	(160,686)	(150,121)
Equity in net loss of affiliates	(8,408)	(2,820)
Net loss	$(169,094)	$(152,941)

Net loss per share:
Basic	$(0.31)	$(0.37)
Diluted	$(0.31)	$(0.37)
Weighted-average shares outstanding:
Basic	549,689,436	415,152,656
Diluted	549,689,436	415,152,656
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(169,094)	$(152,941)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(53)	329
Comprehensive loss	$(169,147)	$(152,612)
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	512,935,485	$51	$2,562,855	$(2,034,850)	$(1,577)	$526,479
Exercise of stock options	156,366	—	166	—	—	166
Issuance of shares for RSU awards	2,789,660	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	28,922,476	3	64,710	—	—	64,713
Common stock issued under Equity Distribution Agreement, net	17,020,258	2	31,610	—	—	31,612
Issuance of common stock upon conversion of 5% Senior Convertible Notes	32,358,306	3	67,497	—	—	67,500
Stock-based compensation	—	—	24,548	—	—	24,548
Net loss	—	—	—	(169,094)	—	(169,094)
Other comprehensive loss	—	—	—	—	(53)	(53)
Balance as of March 31, 2023	594,182,551	$59	$2,751,386	$(2,203,944)	$(1,630)	$545,871

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	413,340,550	$41	$1,944,341	$(1,250,612)	$(198)	$693,572
Exercise of stock options	179,831	—	308	—	—	308
Issuance of shares for RSU awards	1,180,047	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	3,643,644	1	27,375	—	—	27,376
Stock-based compensation	—	—	53,528	—	—	53,528
Net loss	—	—	—	(152,941)	—	(152,941)
Other comprehensive income	—	—	—	—	329	329
Balance as of March 31, 2022	418,344,072	$42	$2,025,552	$(1,403,553)	$131	$622,172
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(169,094)	$(152,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,052	3,111
Stock-based compensation	24,548	53,528
Equity in net loss of affiliates	8,408	2,820
Revaluation of financial instruments	(231)	(3)
Inventory write-downs	2,439	3,473
Non-cash interest expense	10,008	—
Other non-cash activity	1,098	111
Changes in operating assets and liabilities:
Accounts receivable, net	4,029	(1,339)
Inventory	(2,872)	(22,404)
Prepaid expenses and other current assets	(8,569)	(14,710)
Accounts payable, accrued expenses and other current liabilities	(55,516)	(2,131)
Other assets	(1,929)	(304)
Operating lease liabilities	(610)	(77)
Other long-term liabilities	1,278	(457)
Net cash used in operating activities	(179,961)	(131,323)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(52,289)	(30,106)
Investments in affiliates	—	(3,348)
Net cash used in investing activities	(52,289)	(33,454)
Cash flows from financing activities
Proceeds from the exercise of stock options	404	308
Proceeds from issuance of shares under the Tumim Purchase Agreements	64,713	27,376
Proceeds from issuance of 5% Senior Convertible Notes	25,000	—
Proceeds from issuance of common stock under Equity Distribution Agreement, net of commissions paid	30,524	—
Repayment of debt and promissory notes	(2,544)	—
Payments on insurance premium financing	(1,999)	—
Payments on finance lease liabilities and financing obligation	(490)	(30)
Net cash provided by financing activities	115,608	27,654
Net decrease in cash and cash equivalents, including restricted cash and cash equivalents	(116,642)	(137,123)
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	322,964	522,241
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$206,322	$385,118

Supplementary cash flow disclosures:
Cash paid for interest	$1,520	$273
Cash interest received	$1,583	$85
Supplementary disclosures for noncash investing and financing activities:
Conversion of 5% Senior Convertible Notes into shares of common stock	$64,286	$—
Purchases of property, plant and equipment included in liabilities	$26,827	$21,294
Accrued PIK interest	$5,801	$—
Accrued commissions under Equity Distribution Agreement	$593	$—
Accrued debt issuance costs	$550	$—
Leased assets obtained in exchange for new finance lease liabilities	$—	$378
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
(b)Unaudited Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes. All dollar amounts are in thousands, unless otherwise noted.
Prior to the start of production for the Tre BEV trucks late in the first quarter of 2022, pre-production activities, including manufacturing readiness, process validation, prototype builds, freight, inventory write-downs, and operations of the Company's manufacturing facility in Coolidge, Arizona were recorded as research and development activities on the Company's consolidated statements of operations. Commensurate with the start of production, manufacturing costs, including labor and overhead, as well as inventory-related expenses related to the Tre BEV trucks, and related facility costs, are recorded in cost of revenues beginning in the second quarter of 2022.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
On October 14, 2022, the Company completed the acquisition of all of the outstanding common stock of Romeo Power, Inc. (“Romeo”) (the "Romeo Acquisition") for a total purchase price of $78.6 million (see Note 3, Business Combinations). Romeo manufactures battery modules, packs, and battery management systems for commercial vehicle applications. The consolidated financial statements as of and during the three months ended March 31, 2023 include the financial results of Romeo.
(c)Funding Risks and Going Concern
In accordance with Accounting Standards Codification ("ASC") 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASC 205-40”) the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
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
The Company has secured and intends to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the equity distribution agreement with Citigroup Global Markets Inc. ("Citi"), as sales agent (see Note 8, Capital Structure), the second common stock purchase agreement with Tumim Stone Capital LLC (see Note 8, Capital Structure), and the securities purchase agreement with investors for the sale of an additional principal amount of

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
unsecured senior convertible notes (see Note 7, Debt and Finance Lease Liabilities). However, the ability to access the equity distribution agreement and second common stock purchase agreement are dependent on common stock trading volumes, the market price of the Company’s common stock, and the availability of the Company's remaining unreserved share authorization. The Company has proposed an amendment to the Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 800,000,000 to 1,600,000,000, which will stand for stockholder approval at the Company's annual meeting of stockholders on June 7, 2023. The ability to access the remaining availability of the equity distribution agreement and second common stock purchase agreement cannot be assured, and as a result cannot be included as sources of liquidity for the Company’s ASC 205-40 analysis.
If capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back, or abandon some or all of its development programs and operations, which could materially harm the Company’s business, financial condition and results of operations. The result of the Company’s ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these consolidated financial statements.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
As of March 31, 2023 and December 31, 2022, the Company had $85.2 million and $89.6 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and primarily consists of securitization of the Company's letters of credit, leases, and debt. See Note 7, Debt and Finance Lease Liabilities, for additional details.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of
	March 31, 2023	December 31, 2022	March 31, 2022
Cash and cash equivalents	$121,140	$233,405	$360,118
Restricted cash and cash equivalents – current	10,600	10,600	—
Restricted cash and cash equivalents – non-current	74,582	78,959	25,000
Cash, cash equivalents and restricted cash and cash equivalents	$206,322	$322,964	$385,118
(b)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$95	$95

Liabilities
Warrant liability	$—	$—	$115	$115
5% Senior Convertible Notes	—	—	10,714	10,714

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$170	$170

Liabilities
Warrant liability	$—	$—	$421	$421
5% Senior Convertible Notes	—	—	50,000	50,000
Warrant liability
As a result of the Company's business combination with VectoIQ Acquisition Corp. ("VectoIQ") in June 2020 (the "Business Combination"), the Company assumed a warrant liability (the "Warrant Liability") related to previously issued private warrants in connection with VectoIQ's initial public offering. Additionally, as a result of the closing of the acquisition of Romeo (the "Romeo Acquisition") in October 2022, the Company assumed Romeo's warrant liability (together the "Warrant Liabilities"). The Warrant Liabilities are remeasured to their fair value at each reporting period and upon settlement. The change in fair value was recognized in revaluation of warrant liability on the consolidated statements of operations, and the warrant liability was recognized in other long-term liabilities on the consolidated balance sheets. The change in fair value of the Warrant Liabilities was as follows:

Warrant Liabilities
Estimated fair value at December 31, 2022	$421
Change in estimated fair value	(306)
Estimated fair value at March 31, 2023	$115
The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of
	March 31, 2023	December 31, 2022
Stock price	$1.21	$2.16
Exercise price	$11.50	$11.50
Remaining term (in years)	2.18	2.42
Volatility	100%	100%
Risk-free rate	3.94%	4.28%
Expected dividend yield	—%	—%
Put Right and Price Differential derivative liabilities
On September 13, 2021, the Company entered into an Amended Membership Interest Purchase Agreement (the "Amended MIPA") with Wabash Valley Resources ("WVR") and the sellers party thereto (each, a "Seller"), pursuant to which the Company was subject to the first price differential and second price differential (together the "Price Differential").
The Price Differential was a freestanding financial instrument and accounted for as a derivative liability. The derivative liability was remeasured at each reporting period with changes in its fair value recorded in other income (expense), net on the consolidated statements of operations. During the three months ended March 31, 2022, the change in fair value of the derivative liability was as follows:

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative Liability
Estimated fair value at December 31, 2021	$4,189
Change in estimated fair value	(437)
Estimated fair value at March 31, 2022	$3,752
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
Pursuant to the terms of the Amended MIPA, the second price differential was settled in the third quarter of 2022 for $6.6 million.
Put Premium derivative asset
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior paid in kind ("PIK") toggle notes (the “Toggle Senior Unsecured Convertible Notes”). In conjunction with the issuance of the Toggle Senior Unsecured Convertible Notes, the Company entered into a premium letter agreement (the "Put Premium") with the purchasers (the "Note Purchasers") of the Toggle Senior Unsecured Convertible Notes which requires the Note Purchasers to pay $9.0 million to the Company if during the period through the date that is thirty months after the closing date of the private placement of Toggle Senior Unsecured Convertible Notes, the last reported sale price of the Company's common stock has been at least $20.00 for at least 20 trading days during any consecutive 40 trading day period. The Put Premium is an embedded derivative asset and meets the criteria to be separated from the host contract and carried at fair value. The fair value of the derivative asset was immaterial as of March 31, 2023 and December 31, 2022.
(c)Revenue Recognition
Truck sales
Truck sales consist of revenue recognized on the sales of the Company's BEV trucks. The sale of a truck is generally recognized as a single performance obligation at the point in time when control is transferred to the customer (dealers). Control is deemed transferred when the product is picked up by the carrier and the customer (dealer) can direct the product's use and obtain substantially all of the remaining benefits from the product. The Company may offer certain after-market upgrades at the request of the dealers. If a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation. The Company does not offer returns on truck sales.
Revenue is recognized based on the transaction price, which is measured as the amount of consideration that the Company expects to receive in exchange for transferring the product pursuant to the terms of the contract with its customer. The transaction price may be adjusted, if applicable, for variable consideration, such as customer rebates and financing costs on floor plan arrangements, which requires the Company to make estimates for the portion of these allowances that have yet to be credited to customers.
Payments for trucks sold are made in accordance with the Company's customary payment terms. The Company has elected an accounting policy whereby the Company does not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less. Sales tax collected from customers is not considered revenue and is accrued until remitted to the taxing

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
authorities. Shipping and handling activities occur after the customer has obtained control of the product, thus the Company has elected to account for those expenses as fulfillment costs in cost of revenues, rather than an additional promised service.
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
(d)Warranties
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
The change in warranty liability for the three months ended March 31, 2023 is summarized as follows:

Three Months Ended
March 31, 2023
Accrued warranty - beginning of period	$8,183
Warranty costs incurred	(31)
Net changes in liability for pre-existing warranties	(374)
Provision for new warranties	1,866
Accrued warranty - end of period	$9,644
As of March 31, 2023, warranty accrual of $2.1 million is recorded in accrued expenses and other current liabilities and $7.6 million in other long-term liabilities on the consolidated balance sheets. As of December 31, 2022, warranty accrual of $1.9 million is recorded in accrued expenses and other current liabilities and $6.3 million in other long-term liabilities on the consolidated balance sheets.
3.BUSINESS COMBINATIONS
Romeo Acquisition
On October 14, 2022, the Company completed the Romeo Acquisition. Under the terms of the acquisition, the Company acquired all of the issued and outstanding shares of common stock, par value 0.0001 per share, of Romeo (“Romeo Common Stock”) in exchange for 0.1186 of a share (the "Romeo Exchange Ratio") of the Company's common stock, rounded down to the nearest whole number of shares.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
(1)Represents the acquisition date fair value of 22.1 million shares of Nikola common stock issued to Romeo stockholders, based on the Romeo Exchange Ratio, at the October 14, 2022 closing price of $3.06 per share.
(2)The Company entered into an Agreement and Plan of Merger and Reorganization dated July 30, 2022 (the "Merger Agreement") with Romeo. Concurrently with the execution of the Merger Agreement, Romeo entered into a loan agreement (the "Loan Agreement") with the Company as the lender. The Loan Agreement provided for a facility in an aggregate principal amount of up to $30.0 million (subject to certain incremental increases of up to $20.0 million), which were available for drawing subject to certain terms and conditions set forth in the Loan Agreement. Interest was payable on borrowings under the facility at the secured overnight financing rate ("SOFR") plus 8.00%. Upon closing, the loan and related accrued interest were forgiven and considered part of the purchase price. As of acquisition close, Romeo had drawn $12.5 million on the loan and accrued $0.1 million in interest.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The December 31, 2022 consolidated balance sheets included the assets and liabilities of Romeo, which were measured at their estimated fair values as of the acquisition date. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

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
The consolidated statements of operations include $0.4 million of service and other revenues and $23.8 million of operating loss related to Romeo for the three months ended March 31, 2023.
Supplemental pro forma information
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three months ended March 31, 2022 as if the acquisition of Romeo had occurred on January 1, 2022. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
operating results that may have actually occurred had the Romeo Acquisition been completed on January 1, 2022. In addition, the unaudited pro forma financial information does not give effect to any potential cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Romeo.

For the three months ended
March 31, 2022
Total revenues	$4,896
Net loss	(252,405)
Net loss attributable to common stockholders	(252,405)
Net loss per share attributable to common stockholders:
Basic	$(0.58)
Diluted	$(0.58)
The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2022 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:
•elimination of intercompany revenues and cost of revenues;
•an increase in the three months ended March 31, 2022 for acquisition-related costs directly attributable to the acquisition;
•an adjustment to stock-based compensation expense to reflect the cost of the replacement awards as if they has been issued on January 1, 2022;
•an adjustment to right-of-use asset amortization related to the remeasurement of operating and finance lease right-of-use assets in accordance with purchase accounting.
4.BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at March 31, 2023 and December 31, 2022, respectively:

	As of
	March 31, 2023	December 31, 2022
Raw materials	$38,928	$57,342
Work in process	27,816	15,948
Finished goods	52,155	47,802
Service parts	4,731	2,105
Total inventory	$123,630	$123,197
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at March 31, 2023 and December 31, 2022, respectively:

	As of
	March 31, 2023	December 31, 2022
Deposits	$14,863	$3,534
Prepaid expenses	9,904	7,975
Headquarters sale agreement receivable	6,543	5,487
Insurance receivable acquired in Romeo Acquisition	6,000	6,000
Non-trade receivables	5,407	6,064
Prepaid insurance premiums	4,452	6,663
Deferred implementation costs	661	2,101
Total prepaid expenses and other current assets	$47,830	$37,824
Deferred implementation costs
Deferred implementation costs are amortized on a straight-line basis over the estimated useful life of the related software. The Company recorded an immaterial amount of amortization expense on the consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively, related to deferred implementation costs.
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Construction-in-progress	$237,609	$220,244
Buildings	135,996	127,797
Equipment	45,839	38,659
Tooling	28,561	18,276
Land	24,762	24,762
Demo vehicles	15,215	15,215
Software	9,043	9,321
Finance lease assets	5,052	5,201
Leasehold improvements	3,931	3,880
Other	3,919	3,456
Furniture and fixtures	1,611	1,600
Property, plant and equipment, gross	511,538	468,411
Less: accumulated depreciation and amortization	(36,142)	(31,405)
Total property, plant and equipment, net	$475,396	$437,006
Construction-in-progress on the Company's consolidated balance sheets as of March 31, 2023 relates primarily to the expansion of the Company's manufacturing plant in Coolidge, Arizona, development of hydrogen infrastructure, and expansion of the Company's headquarters and R&D facility in Phoenix, Arizona.
Depreciation expense for the three months ended March 31, 2023 and 2022 was $4.9 million and $3.0 million, respectively.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
SEC settlement	$88,500	$90,000
Accrued purchase of intangible asset	32,636	32,126
Inventory received not yet invoiced	16,048	29,117
Accrued payroll and payroll related expenses	11,285	17,389
Accrued outsourced engineering services	8,403	8,056
Other accrued expenses	6,364	4,776
Accrued legal expenses	5,448	2,041
Accrued purchases of property, plant and equipment	4,564	4,590
Operating lease liabilities, current	2,915	2,786
Accrued Equity Distribution Agreement fees	593	1,681
Supply agreement revision commitment	—	10,000
Total accrued expenses and other current liabilities	$176,756	$202,562
5. INVESTMENTS IN AFFILIATES
Investments in unconsolidated affiliates accounted for under the equity method consisted of the following:

		As of
	Ownership	March 31, 2023	December 31, 2022
Nikola Iveco Europe GmbH	50%	$—	$4,142
Wabash Valley Resources LLC	20%	57,677	57,674
Nikola - TA HRS 1, LLC	50%	1,000	1,000
Heritage Battery Recycling, LLC	30%	10,000	10,000
		$68,677	$72,816
Estimated liabilities - guarantees of obligation of unconsolidated affiliates consisted of the following:

		As of
	Ownership	March 31, 2023
Nikola Iveco Europe GmbH	50%	$4,284
		$4,284
Equity in net loss of affiliates on the consolidated statements of operations for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
Equity in net loss of affiliates:
Nikola Iveco Europe GmbH	$(8,411)	$(2,838)
Wabash Valley Resources LLC	3	18
Total equity in net loss of affiliates	$(8,408)	$(2,820)

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Nikola Iveco Europe GmbH
In April 2020, the Company and Iveco became parties to a series of agreements which established a joint venture in Europe, Nikola Iveco Europe GmbH. The operations of the joint venture are located in Ulm, Germany, and consist of manufacturing the FCEV and BEV Class 8 trucks for the European market. In June 2022, the Company and Iveco executed amended agreements to expand the scope of the joint venture operations to include engineering and development of the FCEV and BEV European truck platforms.
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
During the first quarter of 2022, the Company made a contribution to Nikola Iveco Europe GmbH of €3.0 million (approximately $3.3 million). As of March 31, 2023, the Company recognized an estimated liability for guarantees of obligations of the unconsolidated affiliate on the consolidated balance sheets due to the equity in net loss of affiliate exceeding the Company's basis in the investment during the three months ended March 31, 2023. The Company's maximum exposure to loss was $5.4 million, which represents the difference between the estimated liability for guarantees of obligations of the unconsolidated affiliate recognized as of March 31, 2023, and guaranteed debt obligations of $9.7 million.
Wabash Valley Resources LLC
On June 22, 2021, the Company entered into a Membership Interest Purchase Agreement (the "MIPA") with WVR and the Sellers, pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for $25.0 million in cash and 1,682,367 shares of the Company’s common stock. WVR is developing a clean hydrogen project in West Terre Haute, Indiana, including a hydrogen production facility. The common stock consideration was calculated based on the Company's 30-day average closing stock price, or $14.86 per share, and the Company issued 1,682,367 shares of its common stock.
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
As of March 31, 2023, the Company's maximum exposure to loss was $57.9 million, which represents the book value of the Company's equity interest and a loan to WVR during the second quarter of 2022 for $0.3 million.
Nikola - TA HRS 1, LLC
In March 2022, the Company and Travel Centers of America, Inc. ("TA") entered into a series of agreements which established a joint venture, Nikola - TA HRS 1, LLC. The operations expected to be performed by the joint venture consist of the development, operation and maintenance of a hydrogen fueling station. Operations have not commenced as of March 31, 2023.
The agreements provide for 50/50 ownership of the joint venture. Both parties are entitled to appoint an equal number of board members to the management committee of the joint venture. Pursuant to the terms of the agreements, the Company contributed $1.0 million to Nikola - TA HRS 1, LLC in 2022.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Heritage Battery Recycling, LLC
As part of the Romeo Acquisition, the Company acquired a collaborative agreement with Heritage Battery Recycling, LLC (“HBR”), to focus on sustainability and reuse applications of Romeo's battery technologies. The fair value of the investment as of the acquisition date was $10.0 million.
Pursuant to an agreement with HBR, dated October 2, 2020 (the “Heritage Agreement”), HBR has agreed to design, build and operate a system for redeploying, recycling or disposing of lithium-ion batteries (the “System”), and Romeo contributed $35.0 million to HBR to fund the building, operation, maintenance and repair of the System. The Company will receive 30% of the profit generated by the System during the term of the Heritage Agreement. As of March 31, 2023, operations of the System have not commenced.
The Company does not guarantee debt for, or have other financial support obligations to the entity and its maximum exposure to loss in connection with its continuing involvement with the entity is limited to the carrying value of the investment.
6. INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$7,144	$42,856
FCPM license	47,181	—	47,181
Other intangibles	2,240	356	1,884
Total intangible assets	$99,421	$7,500	$91,921

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$5,357	$44,643
FCPM license	47,181	—	47,181
Other intangibles	1,432	162	1,270
Total intangible assets	$98,613	$5,519	$93,094
Amortization expense related to intangible assets for the three months ended March 31, 2023 was $2.0 million. Amortization expense related to intangible assets for the three months ended March 31, 2022 was immaterial.
In 2021, the Company acquired a license for fuel cell power modules ("FCPMs") for use in the production of FCEVs. The Company will amortize the license beginning at the start of production for FCEVs, expected in the second half of 2023. As of March 31, 2023, the Company has not started amortizing the license.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. DEBT AND FINANCE LEASE LIABILITIES
A summary of debt and finance lease liabilities as of March 31, 2023 and December 31, 2022, were as follows:

	As of
	March 31, 2023	December 31, 2022
Current:
5% Senior Convertible Notes	$10,714	$50,000
Promissory notes	9,355	9,309
Finance lease liabilities	1,691	1,806
Insurance premium financing	—	1,999
Debt and finance lease liabilities, current	$21,760	$63,114

	As of
	March 31, 2023	December 31, 2022
Non-current:
Toggle Senior Unsecured Convertible Notes	$206,519	$199,786
Financing obligation	51,434	50,359
Promissory notes	36,576	39,165
Finance lease liabilities	1,944	2,317
Long-term debt and finance lease liabilities, net of current portion	$296,473	$291,627
The fair values of the following debt obligations are estimated using level 2 fair value inputs, including stock price and risk-free rates. The following table presents the carrying value and estimated fair values:

	As of March 31, 2023
	Carrying Value	Fair Value
Toggle Senior Unsecured Convertible Notes	$206,519	$198,046
Collateralized Note	42,387	41,770
Second Collateralized Note	3,544	3,498
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2026, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Toggle Senior Unsecured Convertible Notes.
Holders of the Toggle Senior Unsecured Convertible Notes will have the right to convert all or a portion of their Toggle Senior Unsecured Convertible Notes prior to the close of business on the business day immediately preceding February 28, 2026 only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2022 (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Toggle Senior Unsecured Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Toggle Senior Unsecured Convertible Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate of the Toggle Senior Unsecured Convertible Notes on each such trading day; (iii) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events.
The Company may not redeem the Toggle Senior Unsecured Convertible Notes prior to the third anniversary of the date of initial issuance of the Toggle Senior Unsecured Convertible Notes. The Company may redeem the Toggle Senior Unsecured Convertible Notes in whole or in part, at its option, on or after such date and prior to the 26th scheduled trading day immediately preceding the maturity date, for a cash purchase price equal to the aggregate principal amount of any Toggle Senior Unsecured Convertible Notes to be redeemed plus accrued and unpaid interest.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The net carrying amounts of the debt component of the Toggle Senior Unsecured Convertible Notes were as follows:

	As of
	March 31, 2023	December 31, 2022
Principal amount	$210,939	$210,939
Accrued PIK interest	7,799	1,998
Unamortized discount	(5,987)	(6,443)
Unamortized issuance costs	(6,232)	(6,708)
Net carrying amount	$206,519	$199,786
As of March 31, 2023, the effective interest rate on the Toggle Senior Unsecured Convertible Notes was 12.99%. Amortization of the debt discount and issuance costs is reported as a component of interest expense and is computed using the straight-line method over the term of the Toggle Senior Unsecured Convertible Notes, which approximates the effective interest method. The following table presents the Company's interest expense related to the Toggle Senior Unsecured Convertible Notes:

Three Months Ended March 31,
2023
Contractual interest expense	$5,801
Amortization of debt discount and issuance costs	932
Total interest expense	$6,733
5% Senior Convertible Notes
On December 30, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the investors named therein for the sale of up to $125.0 million in initial principal amount of unsecured senior convertible notes (the “5% Senior Convertible Notes”), in a registered direct offering. The 5% Senior Convertible Notes are convertible into shares of the Company’s common stock, subject to certain conditions and limitations. The Company consummated an initial closing for the sale of $50.0 million in aggregate principal amount of 5% Senior Convertible Notes on December 30, 2022 (the "Series A Notes").
On March 16, 2023, the Company entered into an amended securities purchase agreement (the "Amended Purchase Agreement"), and on March 17, 2023, the Company consummated an additional closing for the sale of $25.0 million in aggregate principal amount of 5% Senior Convertible Notes (the "Series B-1 Notes").
The purchase price for the 5% Senior Convertible Notes is $1,000 per $1,000 principal amount. Subject to certain conditions being met or waived, at the option of the Company, one or more additional closings for up to the remaining principal amount of 5% Senior Convertible Notes may occur. The aggregate principal amount of 5% Senior Convertible Notes that may be offered in the additional closings may not be more than $50.0 million and the Company’s option to sell additional 5% Senior Convertible Notes will be exercisable until the first anniversary of the date of the Purchase Agreement (or such earlier date as the Company shall determine, in its sole discretion, by written notice to the investors).
Each 5% Senior Convertible Note will accrue interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning April 1, 2023 for the Series A Notes, and beginning June 1, 2023 for the Series B-1 Notes. Interest will be payable in cash or shares of the Company's common stock or in a combination of cash and shares of common stock, at the Company’s option. The interest rate will increase to an annual rate of 12.5% per annum upon the occurrence and during the continuance of an event of default under the term of the 5% Senior Convertible Notes. Each 5% Senior Convertible Note issued pursuant to the Purchase Agreement and Amended Purchase Agreement will have a maturity date of one year from issuance, which may be extended at the option of the noteholders in certain instances. Upon any conversion, redemption or other repayment of a 5% Senior Convertible Note, a “make-whole” amount equal to the amount of additional interest that would accrue under such 5% Senior Convertible Note at the interest rate then in effect assuming that the outstanding principal of such 5% Senior Convertible Notes remained outstanding through and including the maturity date of such 5% Senior Convertible Note.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
At any time on or after January 9, 2023, all or any portion of the principal amount of each 5% Senior Convertible Note, plus accrued and unpaid interest, any make-whole amount and any late charges thereon (the “Conversion Amount”), is convertible at any time, in whole or in part, at the noteholder’s option, into shares of the Company's common stock at a conversion price per share (the “Conversion Price”) equal to the lower of (i) the applicable “reference price”, subject to certain adjustments, (the “Reference Price”), (ii) the greater of (x) the applicable “floor price” (the “Floor Price”) and (y) the volume weighted average price (“VWAP”) of the Common Stock as of the conversion date, and (iii) the greater of (x) the Floor Price, and as elected by the converting noteholder, (y) either (X) depending on the delivery time of the applicable conversion notice, (1) the VWAP as of the applicable conversion date or (2) the VWAP immediately prior to the applicable conversion date and (Y) 95% of the average VWAP for the three trading days commencing on, and including, the applicable conversion date, subject to adjustment in accordance with the terms of the Notes. The Reference Price and Floor Price applicable to each issuance of 5% Senior Convertible Notes is summarized below:

	Series A Notes	Series B-1 Notes
Reference Price	$5.975	$4.050
Floor Price	$0.478	$0.478
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
(UNAUDITED)
The Company will be subject to certain customary affirmative and negative covenants regarding the rank of the 5% Senior Convertible Notes, the incurrence of certain indebtedness, the repayment of certain indebtedness, transactions with affiliates, and restrictions on certain issuance of securities, among other customary matters.
During the three months ended March 31, 2023, the Company issued 21,785,618 shares of common stock for conversions of $50.0 million principal balance of the Series A Notes and $2.5 million of make-whole interest, at an average conversion price of $2.41 per share. Additionally, during the three months ended March 31, 2023, the Company issued 10,572,688 shares of common stock for conversions of $14.3 million principal balance of the Series B-1 Notes and $0.7 million of make-whole interest, at an average conversion price of $1.42 per share. The Company recognized $3.2 million of non-cash interest on the consolidated statements of operations for the three months ended March 31, 2023.
The Company elected to account for the 5% Senior Convertible Notes pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The Company believes that the fair value option better reflects the underlying economics of the 5% Senior Convertible Notes. As of March 31, 2023 and December 31, 2022, the Company recognized $10.7 million and $50.0 million, respectively, on the consolidated balance sheets for the fair value of 5% Senior Convertible Notes outstanding. Due to the recency of the Series B-1 Notes issuance, the Company did not recognize any fair value remeasurement adjustments on the consolidated statements of operations for the three months ended March 31, 2023.
Financing Obligation
On May 10, 2022 (the "Sale Date"), the Company entered into a sale agreement (the "Sale Agreement"), pursuant to which the Company sold the land and property related to the Company's headquarters in Phoenix, Arizona for a purchase price of $52.5 million. As of the Sale Date, $13.1 million was withheld from the proceeds received related to portions of the headquarters undergoing construction. The Company receives the remaining proceeds throughout the completion of construction pursuant to the terms of the Sale Agreement. Concurrent with the sale, the Company entered into a lease agreement (the "Lease Agreement"), whereby the Company leased back the land and property related to the headquarters for an initial term of 20 years with four extension options for 7 years each. As of the Sale Date, the Company considered one extension option reasonably certain of being exercised.
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
After the Sale Date and through March 31, 2023, the Company recognized an additional $13.1 million for financing obligations on the Company's consolidated balance sheets for construction completed after the Sale Date. As of March 31, 2023, the Company has recognized a HQ Sale Agreement receivable of $6.5 million for funds not yet received for construction completed in prepaid expenses and other current assets. Additionally, for the three months ended March 31, 2023, the Company recognized $0.9 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
Collateralized Promissory Notes
On June 7, 2022, the Company executed a promissory note and a master security agreement (the "Master Security Agreement") for $50.0 million at a stated interest rate of 4.26% (the "Collateralized Note"). The Collateralized Note is fully collateralized by certain personal property assets as fully described in the Master Security Agreement. Additionally, in connection with the Collateralized Note, the Company executed a pledge agreement pursuant to which the Company pledged $50.0 million in cash as additional collateral in order to obtain a more favorable interest rate. The amount pledged is recorded in restricted cash on the consolidated balance sheets as of March 31, 2023. The Collateralized Note carries a 60 month term and is payable in 60 equal consecutive monthly installments due in arrears.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2023, the Company recognized $0.5 million of interest expense on the Collateralized Note.
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
For the three months ended March 31, 2023, interest expense related to the Second Collateralized Note was immaterial.
Insurance Premium Financing
The Company executed an insurance premium financing agreement pursuant to which the Company financed certain annual insurance premiums for $6.6 million, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payable incurred interest at 2.95%, and matured on March 27, 2023.
For the three months ended March 31, 2023, interest expense on the insurance premium financing was immaterial.
Letters of Credit
During the third quarter of 2022, the Company executed a $0.6 million letter of credit to secure a customs bond through August 31, 2023. As of March 31, 2023, no amounts have been drawn on the letter of credit.
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
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million through December 31, 2024 in connection with the execution of a product supply agreement with a vendor. As of March 31, 2023, no amounts have been drawn on the letter of credit.
8. CAPITAL STRUCTURE
Shares Authorized
As of March 31, 2023, the Company had authorized a total of 950,000,000 shares consisting of 800,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As of March 31, 2023 and December 31, 2022, the Company had 1,137,850 private warrants outstanding. The Company assumed the private warrants previously issued by VectoIQ and Romeo through the Business Combination and Romeo Acquisition, respectively, and each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 or $96.96 per share, respectively, subject to adjustment. Additionally, the Company assumed 250,416 warrants in the Romeo Acquisition which were previously issued by Romeo with convertible notes or in exchange for historical services provided ("Romeo Legacy Warrants").
The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below their exercise price.
During the three months ended March 31, 2023 and 2022, the Company recorded a $0.3 million gain and a $0.4 million loss, respectively, for revaluation of warrant liability on the consolidated statement of operations. As of March 31, 2023 and December 31, 2022, the Company had $0.1 million and $0.4 million, respectively, for warrant liability related to the private warrants outstanding on the consolidated balance sheets.

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
Concurrent with the signing of the First Tumim Purchase Agreement, the Company issued 155,703 shares of its common stock to Tumim as a commitment fee ("Commitment Shares"). The total fair value of the shares issued for the commitment fee of $2.6 million was recorded in selling, general, and administrative expense on the Company's consolidated statements of operations.
During the three months ended March 31, 2023, the Company sold 3,420,990 shares of common stock, for proceeds of $8.4 million, and terminated the First Tumim Purchase Agreement. During the three months ended March 31, 2022, the Company sold 3,643,644 shares of common stock under the terms of the First Tumim Purchase Agreement for proceeds of $27.4 million.
Second Purchase Agreement with Tumim
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
Concurrent with the signing of the Second Tumim Purchase Agreement, the Company issued 252,040 shares of its common stock to Tumim as a commitment fee. The total fair value of the shares issued for the commitment fee of $2.9 million was recorded in selling, general, and administrative expense on the Company's consolidated statement of operations.
During the three months ended March 31, 2023, the Company sold 25,501,486 shares of common stock, for proceeds of $56.3 million, to Tumim under the terms of the Second Tumim Purchase Agreement. As of March 31, 2023, the Second Tumim Purchase Agreement had 3,289,301 registered shares available for issuance and a remaining commitment of $243.7 million.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Equity Distribution Agreement
In August 2022, the Company entered into an equity distribution agreement (the "Equity Distribution Agreement") with Citi as sales agent, pursuant to which the Company can issue and sell shares of its common stock with an aggregate maximum offering price of $400.0 million under the Equity Distribution Agreement. The Company pays Citi a fixed commission rate of 2.5% of gross offering proceeds of shares sold under the Equity Distribution Agreement. During the three months ended March 31, 2023, the Company sold 17,020,258 shares of common stock under the Equity Distribution Agreement at an average price per share of $1.90 for gross proceeds of $32.4 million and net proceeds of approximately $31.6 million, after $0.8 million in commissions to the sales agent. Commissions incurred in connection with the Equity Distribution Agreement are reflected as a reduction of additional paid-in capital on the Company's consolidated balance sheets. As of March 31, 2023 and December 31, 2022, $0.6 million and $1.7 million, respectively, in commissions were recognized in accrued expenses and other current liabilities on the Company's consolidated balance sheets.
9. STOCK BASED COMPENSATION EXPENSE
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
Stock Options
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted. Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	22,470,585	$1.31	5.33
Granted	—	—
Exercised	156,366	1.06
Cancelled	12,284	3.59
Outstanding at March 31, 2023	22,301,935	$1.31	5.08
Vested and exercisable as of March 31, 2023	22,301,935	$1.31	5.08
Restricted Stock Units
The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. The time-based RSUs generally vest in increments over a three-year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. The RSUs to directors have a vesting cliff of one year after the grant date.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Changes in RSUs are as follows:

Number of RSUs
Balance at December 31, 2022	19,574,800
Granted	8,457,950
Released	2,789,660
Cancelled	668,401
Balance at March 31, 2023	24,574,689
Market Based RSUs
The Company's market based RSUs contain a stock price index as a benchmark for vesting. Through the second quarter of 2022, these awards were issued with three milestones that vest depending upon a consecutive 20-trading day stock price target of the Company’s common stock. The Company's stock price targets ranged from $25 per share to $55 per share.
During the third quarter of 2022, the market based RSUs subject to the $40 and $55 stock price milestones were cancelled and the performance period for the market based RSUs subject to the $25 stock price milestone was extended from June 3, 2023 to June 3, 2024. The vested shares related to the modified awards will be transferred to the award holders upon the completion of the requisite service period ending June 3, 2024, and upon achievement certification by the Company's board of directors. If the $25 target price is not achieved by the end of requisite service period, the market based RSUs are forfeited.
Changes in market based RSUs are as follows:

Number of Market Based RSUs
Balance at December 31, 2022	2,071,058
Granted	—
Released	—
Cancelled	—
Balance at March 31, 2023	2,071,058
Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$731	$—
Research and development	9,086	8,707
Selling, general, and administrative	14,731	44,821
Total stock-based compensation expense	$24,548	$53,528
As of March 31, 2023, total unrecognized compensation expense was as follows:

Unrecognized Compensation Expense
Market based RSUs	$10,927
RSUs	111,456
Total unrecognized compensation expense at March 31, 2023	$122,383

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. INCOME TAXES
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
Income tax expense was immaterial for the three months ended March 31, 2023 and 2022 due to cumulative tax losses.
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general, and administrative expense on the consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2023.
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
By order dated December 21, 2021, the Company and the SEC reached a settlement arising out of the SEC’s investigation of the Company. Under the terms of the settlement, without admitting or denying the SEC’s findings, the Company among other things, agreed to pay a $125 million civil penalty. The first $25 million installment was paid at the end of 2021 and the remaining installments were to be paid semiannually through 2023. The Company previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. In July 2022, the Company and SEC agreed to an alternative payment plan with the first two payments of $5 million to be paid in July 2022 and December 2022. The July 2022 and December 2022 payments have been made by the Company. In February 2023, the Company and the SEC agreed to another alternative payment plan, with the next two payments of $1.5 million each to be paid in March 2023 and June 2023. The March 2023 payment has been made by the Company. The remainder of the payment plan is subject to determination. As of March 31, 2023, the Company has reflected the remaining liability of $88.5 million in accrued expenses and other current liabilities on the consolidated balance sheets.
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
During the three months ended March 31, 2023 and 2022, the Company expensed $0.2 million and $10.6 million, respectively for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. As of March 31, 2023 and

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2022, accrued expenses for legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement were immaterial.
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
Shareholder Securities Litigation
The Company and certain of its current and former officers and directors are defendants in a consolidated securities class action lawsuit pending in the United States District Court of the District of Arizona (the "Shareholder Securities Litigation"). On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 23, 2020, a motion for reconsideration of the Court’s order appointing the Lead Plaintiff was filed. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. The motion for reconsideration was denied on February 18, 2021. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the Court appointed Nikola Investor Group II as Lead Plaintiff. On January 24, 2022, Lead Plaintiffs filed the Consolidated Amended Class Action Complaint which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company's business plan and prospects. In accordance with the Court’s scheduling order, Defendants filed their motions to dismiss on April 8, 2022. On May 9, 2022, Plaintiffs filed their opposition to Defendants' motions to dismiss, and on June 8, 2022, Defendants filed their reply briefs. On February 2, 2023, the court issued a ruling granting the Defendants' motions to dismiss, without prejudice. As a result, Plaintiffs' complaint was dismissed in its entirety, with leave to amend by April 3, 2023. On April 3, 2023, Plaintiff's filed the Second Consolidated Amended Class Action Complaint. Defendants intend to file a motion to dismiss the Second Consolidated Amended Class Action Complaint, which is due by May 15, 2023.
Plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. The Company intends to vigorously defend itself. The Company is unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Derivative Litigation
Beginning on September 23, 2020, two purported shareholder derivative actions were filed in the United States District Court for the District of Delaware (Byun v. Milton, et al., Case No. 1:20-cv-01277-UNA; Salguocar v. Girsky et. al., Case No. 1:20-cv-01404-UNA), purportedly on behalf of the Company, against certain of the Company's current and former directors alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, and gross mismanagement. The Byun action also brings claims for unjust enrichment and abuse of control, while the Salguocar action brings a claim for waste of corporate assets. On October 19, 2020, the Byun action was stayed until 30 days after the earlier of (a) the Shareholder Securities Litigation being dismissed in their entirety with prejudice; (b) defendants filing an answer to any complaint in the Shareholder Securities Litigation; or (c) a joint request by plaintiff and defendants to lift the stay. On November 17, 2020, the Byun and Salguocar actions were consolidated as In re Nikola Corporation Derivative Litigation, Lead Case No. 20-cv-01277-CFC. In its order consolidating the actions, the Court applied the Byun stay to the consolidated action. On January 31, 2023, plaintiffs filed an amended complaint. The consolidated action remains stayed.
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
On January 7, 2022, Barbara Rhodes, a purported stockholder of the Company, filed her Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Rhodes v. Milton, et al. and Nikola Corp., C.A. No. 2022-0023-KSJM (the “Rhodes Action”). On January 10, 2022, Zachary BeHage and Benjamin Rowe (together, the “BeHage Rowe Plaintiffs”), purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned BeHage v. Milton, et al. and Nikola Corp., C.A. No. 2022-0045-KSJM (the “BeHage Rowe Action” together with the Rhodes Action, the “Related Actions”). The Related Actions are against certain of the Company’s current and former directors and allege breach of fiduciary duties, insider selling under Brophy, aiding and abetting insider selling, aiding and abetting breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On January 28, 2022, Rhodes and the BeHage Rowe Plaintiffs filed a stipulation and proposed order for consolidation of the Related Actions. The proposed order states that Defendants need not answer, move, or otherwise respond to the complaints filed in the Related Actions and contemplates that counsel for Plaintiffs shall file a consolidated complaint or designate an operative complaint within fourteen days of entry of an order consolidating these actions and shall meet and confer with counsel for Defendants or any other party regarding a schedule for Defendants to respond to the operative complaint. The Court granted this proposed order on February 1, 2022 and consolidated the Related Actions as In re Nikola Corporation Derivative Litigation, C.A. No. 2022-0023-KJSM (the "Consolidated Related Actions"). On February 15, 2022, Rhodes and the BeHage Rowe Plaintiffs filed a Verified Consolidated Amended Stockholder Derivative Complaint in the Related Actions (the “Amended Complaint”). On April 4, 2022, the parties filed a stipulation and proposed order, pursuant to which the parties to the Related Actions agreed that Defendants need not answer, move, or otherwise respond to certain counts of the Amended Complaint. In accordance with the Court-ordered stipulation, Defendants filed their motions to stay the remaining counts of the Amended Complaint on April 13, 2022. Plaintiffs filed their oppositions on May 4, 2022, and Defendants filed their replies on May 25, 2022. In a bench ruling following a telephonic oral argument on June 1, 2022, the Court granted Defendants' motions to stay the remaining counts of the Amended Complaint. The Court ordered the Defendants to submit a status report on October 31, 2022, or within three days of receipt of a decision on the motions to dismiss in the Shareholder Securities Litigation, whichever comes first, in which Defendants can request a continued stay of the Related Actions. The stay was subsequently extended until January 10, 2023, by court order and, on January 12, 2023, the parties entered into a stipulation staying in the actions until the earlier of February 14, 2023 or a resolution of the motions to dismiss in the Shareholder Securities Litigation. The stay was automatically lifted on February 2, 2023, when the Shareholder Securities Litigation was dismissed. Plaintiffs filed an amended complaint on February 14, 2023. On March 10, 2022, Michelle Brown and Crisanto Gomes (together, the “Brown & Gomes Plaintiffs”), purported stockholders of the Company, filed a Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned Brown v. Milton, et al. and Nikola Corp., C.A. No. 2022-0223-KSJM (the “Brown & Gomes Action”). The Brown & Gomes Action is against certain of the Company’s current and former directors and alleges claims against those defendants for purported breaches of fiduciary duty and unjust enrichment. On March 14, 2022, the Brown & Gomes Plaintiffs notified the court in the

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Related Actions of their belief that the Brown & Gomes Action properly belongs as part of the Consolidated Related Actions. On January 12, 2023, the parties entered into a stipulation consolidating the Brown & Gomes Action in the Consolidated Related Actions. On May 3, 2023, each of the current and former director defendants moved to partially dismiss the amended complaint. Briefing is scheduled to conclude by August 18, 2023.
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
In addition, on March 8, 2021, the Company received a demand letter from a law firm representing a purported stockholder of the Company alleging facts and claims substantially the same as many of the facts and claims in the filed derivative shareholder lawsuit. The demand letter requests that the board of directors (i) undertake an independent internal investigation into certain board members and management’s purported violations of Delaware and/or federal law; and (ii) commence a civil action against those members of the board and management for alleged fiduciary breaches. In April 2021, the board of directors formed a demand review committee, consisting of independent directors Bruce L. Smith and Mary L. Petrovich, to review such demands and provide input to the Company and retained independent counsel. Upon completion of the independent internal investigation by the demand review committee, it was recommended that the board take no action in response to the demand letter at this time. The independent counsel for the demand review committee provided an update to counsel for the stockholder who sent the demand letter. There can be no assurance as to whether any litigation will be commenced by or against the Company by the purported shareholder with respect to the claims set forth in the demand letter, or whether any such litigation could be material.
Additionally, on December 23, 2022, the Company received another demand letter from a law firm representing a purported stockholder of the Company alleging facts and claims substantially the same as many of the facts and claims in the filed derivative shareholder lawsuits. The demand letter requests that the board’s demand review committee (i) undertake an independent internal investigation into certain board members and management’s purported violations of Delaware and/or federal law; and (ii) commence a civil action against those members of the board and management for alleged fiduciary breaches. In February 2023, the board of directors reengaged the demand review committee, consisting of independent directors Bruce L. Smith, and Mary L. Petrovich, to review such demands and provide input to the Company and retained independent counsel. There can be no assurance as to whether any litigation will be commenced by or against the Company by the purported shareholder with respect to the claims set forth in the demand letter, or whether any such litigation could be material.
Books and Record Demands Pursuant to Delaware General Corporation Law Section 220
The Company has from time to time received a number of demand letters pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”), seeking disclosure of certain of the Company’s records. The Company has responded to those demands, stating its belief that the demand letters fail to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights of the defendants, the Company has engaged in negotiations with the shareholders, and has provided certain information that the Company had reasonably available to it.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Romeo matters:
Lion Electric matter
On March 2, 2023, Lion Electric filed a complaint against Nikola and Romeo Power, Inc. ("Romeo") in Arizona federal district court alleging that Nikola tortiously interfered with the Romeo / Lion Electric business relationship and Lion’s business expectancy from the commercial relationship. Nikola and Romeo deny the allegations and intend to vigorously defend the matter. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
Lightning eMotors matter
On March 9, 2023, Lighting eMotors filed a complaint against Nikola and Romeo alleging breach of contract for Romeo’s failure to deliver batteries pursuant to purchase orders. The complaint also alleges that Nikola tortiously interfered with the Romeo / Lightning business relationship and Lightning’s business expectancy from the Romeo relationship. Nikola and Romeo deny the allegations and intend to vigorously defend the matter. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
All State Fastener matter
On February 28, 2023, All State Fastener (ASF) filed a complaint in the eastern district of Michigan alleging breaches of contract against Nikola. The basis of the allegations relates to a dispute for the supply of fasteners used in Nikola’s vehicles. ASF alleges that Nikola has breached the purchase order agreement. Nikola denies the allegations and intends to vigorously defend the matter. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
Chelico Litigation
A police officer was injured in connection with an automobile accident resulting from an allegedly intoxicated Legacy Romeo employee driving following his departure from a 2017 company holiday party that occurred after hours and not on Romeo's premises. Romeo terminated the employee’s employment shortly after the incident occurred. This matter resulted in a personal injury lawsuit (Chelico et al. v. Romeo Systems, Inc., et al., Case # 18STCV04589, Los Angeles County), for which Romeo is the named defendant. In July 2020, Romeo settled this matter in principle and agreed to pay a settlement of $6.0 million. Correspondence that is believed to constitute a legally enforceable agreement was exchanged on July 22, 2020. Romeo's business and umbrella insurance carriers agreed to cover the cost of damages owed. As a result, Romeo accrued $6.0 million as a legal settlement payable with a corresponding insurance receivable for $6.0 million. Because the plaintiff had not proceeded to finalize the settlement transaction due to a dispute with the City of Los Angeles related to the allocation of the global settlement payment between the plaintiff and the LAPD (unrelated to Romeo), Romeo filed a claim for breach of contract against the plaintiff in Romeo Systems et al. v. Chelico, Case # 21STCV20701. The cases have been related and are pending in front of Hon. Mark Epstein. The trial of the settlement-related issues began on October 24, 2022, and closing arguments were held on November 18, 2022. Judge Epstein entered judgment in favor of plaintiff Romeo Systems, Inc. on January 17, 2023. This matter reached final settlement within policy limits in March 2023 and the Chelico case was dismissed in its entirety on April 10, 2023.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
wage and hour settlement in Alonzo v. Romeo Power. This has been communicated to plaintiff’s counsel who is waiting on publication of Alonzo settlement before determining how to proceed. The action is stayed until May 31, 2023. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
Cannon Complaint
On February 26, 2021, plaintiff Lady Benjamin PD Cannon f/k/a Ben Cannon filed a complaint (the “Cannon Complaint”) against Romeo and Michael Patterson (“Patterson”) in the Court of Chancery for the State of Delaware. The Cannon Complaint includes claims for declaratory relief (against Romeo and Patterson), non-compliance with Article 9 of the Delaware UCC (against Patterson), conversion (against Romeo and Patterson), and breach of contract (against Romeo). Generally, plaintiff alleges that the transfer to Patterson of a warrant for 1,000,000 shares of Romeo’s Common Stock, which plaintiff pledged as security for a loan, is invalid, that Patterson improperly accepted that warrant in satisfaction of the loan, and that she, not Patterson, holds the right to exercise that warrant and to purchase the equivalent of 1% of Romeo’s Common Stock. The relief sought by plaintiff includes declaratory relief, return of the warrant, specific performance on the warrant, money damages, cost of suit, and attorneys’ fees. On May 4, 2021, Romeo filed a motion to dismiss all claims against it under Delaware Chancery Rule 12(b)(6); on May 17, 2021, plaintiff filed a motion for partial summary judgment; and on June 16, 2021, Romeo and Patterson filed a joint Rule 56(f) motion for discovery.
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
The parties have largely concluded the fact discovery phase of the litigation, including witness depositions. On December 13, 2022, the Court requested letter briefing regarding potential motions for summary judgment, which the Parties submitted by February 6, 2023. On March 30, 2023. the Court denied all requests for leave to file motions for summary judgment. No trial date has been set. The Company intends to defend itself vigorously against plaintiff’s claims. The outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. Given the stage of the litigation and based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Defendants filed a Motion to Dismiss the Amended Complaint on November 5, 2021. On June 2, 2022, the Court entered an order granting in part and denying in part the Motion. The Court dismissed all claims against the RMG Director Defendants, finding that they were (if anything) derivative claims and not adequately pled. But the Court denied the motion as to claims against Romeo, Selwood, and Webb and allowed the case to proceed with respect to at least one statement – whether Romeo had two or four suppliers at the time of the deSPAC. The Court expressly did not rule on any of the other statements at issue, including the forward-looking statements that comprise the bulk of the case. On June 16, 2022, the remaining defendants filed a Motion for Reconsideration of the June 2, 2022 Order as it relates to certain of the remaining Section 10(b) claims and the court denied the motion. The matter is now in discovery. On April 19, 2023, the remaining defendants filed an opposition to plaintiffs' Motion for Class Certification and Appointment of Class Representatives and Class Counsel.
This litigation is at preliminary stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties. The Company intends to defend itself vigorously against these claims. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
Litigation relating to the offer or the merger
In connection with the acquisition of Romeo, merger agreement and the transactions contemplated thereby, as of September 23, 2022, six purported class action lawsuits were filed. On September 1, 2022, a purported stockholder of Romeo filed a lawsuit against Romeo and members of its Board of Directors in the United States District Court for the Central District of California, captioned Rushing v. Romeo Power, Inc., No. 8:22-cv-01641. On September 2, 2022, a stockholder of Romeo filed a lawsuit in the United States District Court for the Central District of California, captioned Cataldi v. Romeo Power, Inc., et al., No. 8:22-cv-01642. On September 8, 2022, a purported stockholder of Romeo filed a lawsuit in the United States District Court for the Southern District of New York, captioned Wilhelm v. Romeo Power, Inc., No. 1:22-cv-07662. On September 8, 2022, a purported stockholder of Romeo filed a lawsuit in the United States District Court for the District of Delaware, captioned Wheeler v. Romeo Power, Inc., No. 1:22-cv-01182. On September 9, 2022, a purported stockholder of Romeo filed a lawsuit, in the United States District Court for the Southern District of New York, captioned Ryan v. Romeo Power, Inc., et al., No. 1:22-cv-07734. On September 13, 2022, a purported stockholder of Romeo filed a lawsuit in the United States District Court for the Central District of California, captioned Grinberger v. Romeo Power, Inc., et al., No. 8:22-cv-01678.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Commitments and Contingencies
FCPM License
In the third quarter of 2021, the Company entered into a FCPM license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2023. As of March 31, 2023, the Company accrued $32.6 million in accrued expenses and other current liabilities on the consolidated balance sheets.
Inventory Repurchase Agreements
During the three months ended March 31, 2023, the Company entered into an arrangement with a finance company to provide floor plan financing to its dealers (the "Floor Plan"). The Company receives payment from the finance company following shipment of trucks to the dealers, and the Company participates in the cost of dealer financing up to certain limits. In conjunction with the Floor Plan, the Company entered into an inventory repurchase agreement (the "Inventory Repurchase Agreement") with the finance company, whereby the Company has agreed to repurchase trucks re-possessed by the financing company in the event of a dealer default, at the financing company's option. As of March 31, 2023, the maximum potential cash payments the Company could be required to make under the terms of the Inventory Repurchase Agreement was $10.3 million. The Company's financial exposure under the Inventory Repurchase Agreement is limited to the difference between the amount paid to the financing company and the amount received upon subsequent resale of the re-possessed truck. As of March 31, 2023, the Company had not repurchased any trucks under the terms of the Inventory Repurchase Agreement.
Leases executed not yet commenced
During the three months ended March 31, 2023, the Company entered various lease agreements related to hydrogen fueling infrastructure which have not yet commenced. Undiscounted lease payments related to these obligations are $13.3 million.

12. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(169,094)	$(152,941)
Less: revaluation of warrant liability	—	—
Adjusted net loss	$(169,094)	$(152,941)
Denominator:
Weighted average shares outstanding, basic	549,689,436	415,152,656
Dilutive effect of common stock issuable from assumed exercise of warrants	—	—
Weighted average shares outstanding, diluted	549,689,436	415,152,656
Net loss per share:
Basic	$(0.31)	$(0.37)
Diluted	$(0.31)	$(0.37)
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

	Three Months Ended March 31,
	2023	2022
Toggle Senior Unsecured Convertible Notes (on an as-converted basis)	24,123,014	—
5% Senior Convertible Notes (on an as-converted basis)	9,292,913	—
Outstanding warrants	1,137,850	760,915
Stock options, including performance stock options	22,301,935	28,801,104
Restricted stock units, including market based RSUs	26,645,747	28,222,855
Total	83,501,459	57,784,874
13. SUBSEQUENT EVENTS
Public Offering
The Company entered into an underwriting agreement (the "Underwriting Agreement") with Citi as underwriter related to a public offering (the "Public Offering") of 29,910,715 shares of the Company's common stock at an offering price of $1.12 per share. Under the terms of the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 4,486,607 shares of common stock. The Public Offering closed on April 4, 2023, and the Company received gross proceeds of $33.5 million.
Direct Offering
The Company entered into a stock purchase agreement with an investor (the "Investor") pursuant to which the investor agreed to purchase up to $100.0 million of shares of the Company's common stock in a registered direct offering (the "Direct Offering"), with the actual amount of shares of common stock purchased in the Direct Offering reduced to the extent of the total number of shares issued pursuant to the Public Offering. The Direct Offering closed on April 11, 2023, and the Company sold 59,374,999 shares of common stock at the Public Offering price of $1.12 per share to the Investor for gross proceeds of $66.5 million.
Exchange and Investment Agreement
On March 29, 2023, the Company entered into an exchange and investment agreement (the "Exchange Agreement") with the Investor, related to the exchange of $100.0 million of the Company's Toggle Senior Unsecured Convertible Notes held by the Investor for the issuance to the Investor of $100.0 million 8.00% / 11.00% Series B Convertible Senior PIK Toggle Notes due 2026 (the "Exchanged Notes"). The transactions contemplated by the Exchange Agreement were subject to the satisfaction of customary closing conditions set forth in the Exchange Agreement.
On April 11, 2023, the Company completed the exchange of $100.0 million principal amount of the Company's Toggle Senior Unsecured Convertible Notes for $100.0 million aggregate principal amount of the Exchanged Notes.
Conversion of the 5% Senior Convertible Notes
The Company issued 10,555,032 shares of common stock for settlement of conversions of $11.3 million aggregate principal amount of the 5% Senior Convertible Notes and make-whole interest pursuant to the Purchase Agreement.
Sale of Nikola Iveco Europe GmbH
On May 8, 2023, the Company and Iveco executed a binding term sheet whereby the Company will sell its 50% capital

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
share in Nikola Iveco Europe GmbH to Iveco for $35.0 million and delivery of 20.6 million shares of the Company's common stock from Iveco to the Company. Delivery of the common shares is contingent on successful software due diligence that meets mutually established objective criteria as agreed to by the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements that are not historical facts. When used in this report, words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” "could," “plan,” “predict,” “potential,” "target," "goal," "strategy," “seem,” “seek,” “future,” “outlook,” and similar expressions are intended to identify forward looking statements. These are statements that that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding the company’s expectations regarding its business and the potential benefits received from the planned integrated offering of trucks and fueling solutions, including the Tre FCEV and mobile fuelers, and its belief that its integrated fueling and charging systems is the key differentiator and will create competitive benefits; the potential benefits received from the company’s hydrogen production, offtake, distribution and dispensing plans; the expected performance and specifications of company vehicles and hydrogen production, distribution and fueling solutions; the benefits and attributes of the company's business model and strategy; the company’s expectations regarding its projected truck builds and related specifications; the company’s expectations for its trucks and market acceptance of electric trucks; expected benefits of the company’s strategic partnerships; the company’s plans with respect to its maintenance and service program; expectations regarding the acquisition of Romeo Power, Inc., or Romeo, and the potential benefits and liabilities related to the transaction; our future capital requirements and ability to raise capital; beliefs regarding our competitiveness; and market opportunity. These statements are based on various assumptions, whether or not identified in this report, and on the current expectations of management and are not predictions of actual performance. These assumptions include our financial and business performance; expected timing with respect to the build out of our manufacturing facilities, joint venture with Iveco and production and attributes of our FCEV and BEV trucks; expectations regarding our hydrogen fuel station rollout plan; timing of completion of validation testing, volume production and other milestones; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the execution of definitive agreements with our business partners and the success of our planned collaborations; the cancellation of orders; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations; the impact of inflation on our business; our ability to secure stockholder approval to increase our authorized common stock; our business, expansion plans and opportunities; our ability to achieve the intended benefits of our acquisition of Romeo, and liabilities associated with the acquisition; our ability to achieve cost reductions for our vehicle; customer demand for our trucks; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to execute our business model, including market acceptance of our planned products and services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceedings; the effect of the COVID-19 pandemic on our business; our ability to raise capital; our ability to compete; the success of our business collaborations; regulatory developments in the United States and foreign countries; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
In this report, all references to “Nikola,” “we,” “us,” or “our” mean Nikola Corporation.
Nikola™ and HYLA are trademarks of Nikola Corporation. We also refer to trademarks of other corporations and organizations in this report.
The below discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
We operate in two business units: Truck and Energy. The Truck business unit is developing and commercializing FCEV and BEV Class 8 trucks that provide or are intended to provide environmentally friendly, cost-effective solutions to the short, medium and long haul trucking sectors. The Energy business unit is primarily developing and constructing a network of hydrogen fueling stations to support our FCEV customers.
Our planned hydrogen fueling ecosystem is expected to include hydrogen production, procurement, distribution, storage and dispensing. In the third quarter of 2022, we purchased a land parcel in Arizona which we intend to utilize to construct a hydrogen hub with partners. In January 2023, we announced our new global brand, HYLA, to encompass our energy products for producing, distributing, and dispensing hydrogen to fuel our trucks. Under HYLA, we announced our intention to secure up to 300 metric tons per day of hydrogen supply by 2026 in the U.S. and Canada, which is intended to support the development of our trucks. We expect to leverage multiple ownership structures where we either fully or partially own, or do not own hydrogen production assets. In cases where we are able to source hydrogen supply without ownership of hydrogen production assets, we expect to enter into long-term supply contracts where our costs and surety of supply are well-defined.
We intend to continue to develop our business, which includes the following ongoing activities:
•    commercialize our heavy-duty trucks and other products;
•    expand and maintain manufacturing facilities and equipment;
•    invest in servicing our vehicles under warranty including repairs and service parts;
•    develop hydrogen fueling stations and production of hydrogen;
•    continue to invest in our technology;
•    increase our investment in marketing and advertising, sales, and distribution infrastructure for our products and services;
•    maintain and improve our operational, financial and management information systems;
•    hire and retain personnel;
•    obtain, maintain, expand, and protect our intellectual property portfolio; and
•    operate as of public company.
Comparability of Financial Information
Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Romeo Acquisition in the fourth quarter of 2022. The consolidated financial statements as of and during the three months ended March 31, 2023 include the financial results of Romeo.
Recent Developments
•In April 2023, we obtained an additional $100 million of capital, before deducting underwriting discounts and commissions and other offering expenses, through the sale of 29,910,715 shares of common stock to the public in a public offering and 59,374,999 shares of common stock to an investor in a concurrent registered direct offering.

•On May 2, 2023, we announced a definitive agreement with Voltera to develop the hydrogen fueling infrastructure required to support our FCEV trucks. Through this strategic partnership agreement, we and Voltera plan to develop up to 50 HYLA stations throughout North America over the next five years.
•On May 8, 2023, we executed a binding term sheet with Iveco whereby we will sell our 50% capital share in Nikola Iveco Europe GmbH to Iveco for $35.0 million and delivery of 20.6 million shares of our common stock from Iveco. Delivery of the common shares is contingent on successful software due diligence that meets mutually established objective criteria as agreed to by the parties.

Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in the section entitled “Risk Factors.”
We started serial production at our Coolidge, Arizona manufacturing facility in March 2022 and began sales of Tre BEV trucks in the second quarter of 2022. In the first quarter of 2023, we produced 63 Tre BEV trucks and shipped 31 Tre BEV trucks to our dealer network. As of March 31, 2023, we had 152 Tre BEV trucks in inventory. To enable our manufacturing facility in Coolidge to transition to Tre FCEV serial production in the second half of 2023, we will be pausing our production of Tre BEV trucks and relying on our current inventory to fulfill purchase orders from our dealer network.

Tre BEVs	Q2 2022	Q3 2022	Q4 2022	Q1 2023
Produced	50	75	133	63
Shipped	48	63	20	31
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
In addition, dealers have and may continue to experience delays in receiving proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP"), and may experience delays receiving proceeds from the New York Truck Voucher Incentive Program ("NYTVIP") or other government incentive programs, which many of them are leveraging for the first time. To qualify for the HVIP and NYTVIP, the dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end user. In addition, there have and may continue to be delays in end user purchase orders due to general economic conditions, which in turn could delay dealer purchase orders issued to us.
We require substantial additional capital to develop our products, including the Tre FCEV trucks, and services and fund operations for the foreseeable future. Until we can generate sufficient revenue, we expect to finance our operations through a combination of existing cash on hand, sales of stock, debt financings, strategic partnerships, and licensing arrangements. In order to sell additional common stock, we will need to amend our charter to increase our authorized common stock, which requires stockholder approval. There can be no assurance stockholder approval will be obtained. Our inability to secure additional capital will have a material adverse effect on our business, financial viability and prospects. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts, demand for our trucks and expense levels, among other things.
Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information.

Components of Results of Operations
Revenues
Truck sales: During the three months ended March 31, 2023, our truck sales were derived from deliveries of our Tre BEV trucks to dealers.
Service and other: During the three months ended March 31, 2023, service and other revenues included sales from delivered Mobile Charging Trailers ("MCTs"), battery products to existing third-party Romeo customers and other charging products to dealers and customers.
Cost of Revenues
Truck sales: Cost of revenue includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our Coolidge manufacturing facilities, freight and duty costs, reserves for estimated warranty expenses and inventory write-downs.
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
•    Expenses related to materials, supplies and third-party services, including prototype parts, tooling and non-recurring engineering;
•    Fees paid to third parties such as consultants and contractors for outside development and validation activities;
•    Depreciation for prototyping equipment and R&D facilities; and
•    Expenses related to operating the Coolidge manufacturing facility until the start of commercial production. With the start of commercial production of the Tre BEV late in the first quarter of 2022, manufacturing costs, including labor and overhead, as well as inventory-related expenses related to the Tre BEV trucks, and related facility costs, are no longer recorded in research and development but are reflected in cost of revenues.
During the three months ended March 31, 2023, our research and development expenses were primarily incurred in connection with development of our FCEV trucks. We expect our research and development costs to remain fairly stable and decrease with commencement of FCEV serial production, which is expected in the second half of 2023, at which time we will reflect FCEV truck costs in cost of revenues. We will continue to incur research and development for personnel and outside development.
Selling, General, and Administrative Expense
Selling, general, and administrative expenses consist of personnel related expenses for our corporate, executive, finance, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, IT, and marketing costs. Personnel related expenses consist of salaries, benefits, and stock-based compensation.
We expect our selling, general, and administrative expenses to decline as we continue to stay focused on right-scaling the business and implement cost-cutting programs to enable cash preservation.
Interest Expense, net
Interest expense consists of interest on our debt, financing obligation and finance lease liabilities. Interest income consists primarily of interest received or earned on our cash, cash equivalents and restricted cash and cash equivalents balances.

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
Equity in Net Loss of Affiliates
Equity in net loss of affiliates consists of our portion of net gains and losses from equity method investments, primarily our joint venture with Iveco.

Results of Operations
Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$10,055	$—	$10,055	NM
Service and other	1,062	1,887	(825)	(44)%
Total revenues	11,117	1,887	9,230	NM
Cost of revenues:
Truck sales	42,777	—	42,777	NM
Service and other	1,250	1,456	(206)	(14)%
Total cost of revenues	44,027	1,456	42,571	NM
Gross profit (loss)	(32,910)	431	(33,341)	NM
Operating expenses:
Research and development	64,426	74,557	(10,131)	(14)%
Selling, general, and administrative	53,709	77,183	(23,474)	(30)%
Total operating expenses	118,135	151,740	(33,605)	(22)%
Loss from operations	(151,045)	(151,309)	264	—%
Other income (expense):
Interest expense, net	(9,863)	(211)	(9,652)	4574%
Revaluation of warrant liability	306	(434)	740	(171)%
Other income (expense), net	(84)	1,833	(1,917)	(105)%
Loss before income taxes and equity in net loss of affiliates	(160,686)	(150,121)	(10,565)	7%
Income tax expense	—	—	—	NM
Loss before equity in net loss of affiliates	(160,686)	(150,121)	(10,565)	7%
Equity in net loss of affiliates	(8,408)	(2,820)	(5,588)	198%
Net loss	$(169,094)	$(152,941)	$(16,153)	11%

Net loss per share:
Basic	$(0.31)	$(0.37)	$0.06	NM
Diluted	$(0.31)	$(0.37)	$0.06	NM
Weighted-average shares outstanding:
Basic	549,689,436	415,152,656	134,536,780	NM
Diluted	549,689,436	415,152,656	134,536,780	NM
Revenues
Revenues were $11.1 million during the three months ended March 31, 2023, consisting of $10.1 million in truck sales driven by sales of Tre BEV trucks and $1.1 million in service and other sales driven by deliveries of MCTs, other charging products and battery products related to existing third-party Romeo customers.
Cost of Revenues
Truck Sales
Cost of revenues related to truck sales were $42.8 million during the three months ended March 31, 2023. Truck cost of revenues include direct materials, freight and duties for transportation of purchased parts, manufacturing labor and overhead including Coolidge plant facility costs and depreciation, inventory write-downs for net realizable value and obsolescence, and reserves for estimated warranty expenses. Given our inventory is stated at net realizable value, which is currently lower than the actual cost, any overhead including freight is expensed in the period incurred as opposed to being capitalized into inventory.
With the start of production late in the first quarter of 2022, we experienced high fixed costs in the prior year due to low volumes produced and relied on expedited air freight to meet production deadlines. These costs have decreased as we increase volumes and mature our supply chain logistics.
Service and other
Cost of revenues related to service and other revenue were $1.3 million during the three months ended March 31, 2023, driven by direct materials, outsourced services, and fulfillment costs related to MCTs, other charging products, and battery product deliveries.
Research and Development
Research and development expenses decreased by $10.1 million, or 13.6%, from $74.6 million during the three months ended March 31, 2022 to $64.4 million during the three months ended March 31, 2023. The decrease was primarily due to decreased spending on outside development, professional services, expensed components and tooling related to Tre FCEV and BEV prototype builds of $7.6 million, a reduction in freight of $5.3 million, and a decrease of $1.4 million related to depreciation and occupancy costs related to equipment, software, and facilities dedicated to research and development activities. The decreases were partially offset by increases in personnel costs and stock based compensation of $4.0 million driven by growth in our in-house engineering headcount.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $23.5 million, or 30.4%, from $77.2 million during the three months ended March 31, 2022 to $53.7 million during the three months ended March 31, 2023. The decrease was driven by a decrease in stock based compensation of $30.3 million due to cancellation of market based RSUs in the third quarter of 2022, and a decrease in legal and professional services expenses of $8.2 million primarily related to Mr. Milton's indemnification agreement. These decreases were partially offset by an increase in personnel expense of $9.1 million due to growth in headcount and an increase in general corporate expenses of $6.1 million.
Interest Expense, net
Interest expense, net increased by $9.7 million from $0.2 million during the three months ended March 31, 2022 to $9.9 million during the three months ended March 31, 2023. Interest expense increased due to interest on our Toggle Senior Unsecured Convertible Notes of $6.7 million, interest on our 5% Senior Convertible Notes of $3.2 million, interest on our financing obligation of $0.9 million, and interest on our Collateralized Promissory Notes of $0.5 million, partially offset by interest income earned on our cash, cash equivalents and restricted cash and cash equivalents balances.
Revaluation of Warrant Liability
The revaluation of warrant liability increased $0.7 million, from a $0.4 million loss during the three months ended March 31, 2022 to a $0.3 million gain during the three months ended March 31, 2023, resulting from changes in fair value of our warrant liability.
Other Income (Expense), net
Other income (expense), net decreased by $1.9 million from $1.8 million net income during the three months ended March 31, 2022 to $0.1 million net expense during the three months ended March 31, 2023. The decrease is primarily related to losses from foreign currency translation of $2.0 million, and incremental losses on revaluation of financial instruments.
Income Tax Expense
Income tax expense was immaterial for the three months ended March 31, 2023 and 2022. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.

Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased by $5.6 million, from $2.8 million for the three months ended March 31, 2022 to $8.4 million for the three months ended March 31, 2023. The increase was driven by additional losses in the current period related to Nikola Iveco Europe GmbH.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(169,094)	$(152,941)
Interest expense, net	9,863	211
Depreciation and amortization	7,052	3,111
EBITDA	(152,179)	(149,619)
Stock-based compensation	24,548	53,528
Revaluation of financial instruments	(231)	(3)
Regulatory and legal matters (1)	1,143	14,122
Adjusted EBITDA	$(126,719)	$(81,972)
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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Net loss	$(169,094)	$(152,941)
Stock-based compensation	24,548	53,528
Revaluation of financial instruments	(231)	(3)
Regulatory and legal matters(1)	1,143	14,122
Non-GAAP net loss	$(143,634)	$(85,294)
Non-GAAP net loss per share:
Basic	$(0.26)	$(0.21)
Diluted	$(0.26)	$(0.21)
Weighted average shares outstanding:
Basic	549,689,436	415,152,656
Diluted	549,689,436	415,152,656
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
We have secured and intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the Equity Distribution Agreement, our Second Tumim Purchase Agreement (each as defined below), and the Convertible Note Purchase Agreement. However, the ability to access the Equity Distribution Agreement and Second Tumim Purchase Agreement are dependent on our common stock trading volumes and the market price of our common stock. Additionally, as of March 31, 2023, we had 87,345,780 shares remaining unreserved, which represents another factor which may preclude us from being able to utilize these financing sources. As a result they cannot be included as sources of liquidity for our ASC 205-40 analysis.
If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some or all of our operations and development programs, which would materially harm our business, financial condition and results of operations. The result of our ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of these consolidated financial statements.
Since inception, we financed our operations primarily from the sales of common stock, the Business Combination, redemption of warrants, and the issuance of debt. As of March 31, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $121.1 million.
During 2021, we entered into a purchase agreement with Tumim (the "First Tumim Purchase Agreement") allowing us to issue shares of our common stock to Tumim for proceeds of up to $300.0 million. During the three months ended March 31,

2023 and 2022, we sold 3,420,990 and 3,643,644 shares of common stock, respectively, for proceeds of $8.4 million and $27.4 million, respectively, under the terms of the First Tumim Purchase Agreement. As of March 31, 2023 we sold in aggregate 34,882,732 shares of common stock to Tumim under the terms of the First Tumim Purchase Agreement for gross proceeds of $295.9 million, excluding the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the First Tumim Purchase Agreement. As of March 31, 2023, the First Tumim Purchase Agreement has been terminated.
Additionally, during 2021, we entered into a second common stock purchase agreement with Tumim (the "Second Tumim Purchase Agreement" and, together with the First Tumim Purchase Agreement, the "Tumim Purchase Agreements") allowing us to issue shares of our common stock to Tumim for proceeds of up to an additional $300.0 million, provided that certain conditions have been met. As of March 31, 2023, we sold to Tumim 25,501,486 shares of common stock for proceeds of $56.3 million, excluding the 252,040 commitment shares issued to Tumim as a consideration for its irrevocable commitment to purchase shares of our common stock. As of March 31, 2023, the Second Tumim Purchase Agreement has 3,289,301 registered shares remaining and a remaining commitment of $243.7 million.
During the second quarter of 2022, we completed a private placement of $200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior PIK toggle notes (the "Toggle Senior Unsecured Convertible Notes"), which mature on May 31, 2026. Net proceeds from the issuance were $183.2 million. The Toggle Senior Unsecured Convertible Notes bear interest at 8.00% per annum, to the extent paid in cash ("Cash Interest"), and 11.00% per annum, to the extent paid in kind through the issuance of additional Toggle Senior Unsecured Convertible Notes ("PIK Interest"). Interest is payable semi-annually in arrears on May 31 and November 30 of each year, beginning on November 30, 2022. We can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
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
During the third quarter of 2022, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Citigroup Global Markets Inc. ("Citi") pursuant to which we can issue and sell shares of our common stock with an aggregate maximum offering price of $400 million. During the three months ended March 31, 2023, we sold 17,020,258 shares of common stock under our Equity Distribution Agreement. We received $31.6 million in net proceeds from the Equity Distribution Agreement after deduction of commissions and fees to the sales agent. As of March 31, 2023, we accrued $0.6 million in accrued expenses and other current liabilities on the consolidated balance sheets for commissions payable to the sales agent.
During the fourth quarter of 2022, we entered into a Convertible Note Purchase Agreement with an investor pursuant to which we can issue and sell up to $125.0 million in initial principal amount of senior convertible notes (the "5% Senior Convertible Notes") in a registered direct offering. We consummated an initial closing for the sale of $50.0 million in aggregate principal amount of 5% Senior Convertible Notes on December 30, 2022. In the first quarter of 2023, we entered into an amended securities purchase agreement pursuant to which we consummated an additional closing of $25.0 million in aggregate principal amount of 5% Senior Convertible Notes on March 17, 2023. Each 5% Senior Convertible Note will accrue interest at a rate of 5% per annum, and will mature on the first anniversary of its date of issuance unless the maturity date is extended at the option of the noteholders in certain instances.
At any time on or after January 9, 2023, all or any portion of the principal amount of each 5% Senior Convertible Note, plus accrued and unpaid interest, any make-whole amount and any late charges thereon (the “Conversion Amount”), is convertible, in whole or in part, at the noteholder’s option, into shares of common stock.
At any time during an Event of Default Redemption Right Period (as defined in the 5% Senior Convertible Note), a noteholder may alternatively elect to convert all or any portion of the Senior Convertible Notes at an alternate conversion rate equal to the quotient of (i) 115% of the Conversion Amount divided by (ii) the Conversion Price.

On April 4, 2023, we sold 29,910,715 shares of our common stock in an underwritten public offering (the "Public Offering") at an offering price of $1.12 per share, for net proceeds of $32.2 million after deducting underwriting discounts and commissions.
On March 29, 2023, we entered into a stock purchase agreement with an investor (the "Investor") pursuant to which the Investor agreed to purchase up to $100.0 million of shares of our common stock in a registered direct offering (the "Direct Offering"), with the actual amount of shares of common stock purchased in the Direct Offering reduced to the extent of the total number of shares sold on the Public Offering. The Direct Offering closed on April 11, 2023, and we sold 59,374,999 shares of common stock at the Public Offering price of $1.12 per share to the Investor for gross proceeds of $66.5 million.
Following the close of the Public Offering and Direct Offering, and as of May 9, 2023, we had 41,289,755 authorized shares remaining unreserved after taking into consideration the release of the share reserve on the Toggle Senior Unsecured Convertible Notes pursuant to the terms of the exchange agreement that closed in April 2023. The Toggle Senior Unsecured Convertible Notes are required to be settled in cash until necessary stockholder approvals are obtained. Consequently, any conversions could significantly impair the cash available to run our business, including working capital needs.
Short-Term Liquidity Requirements
As of March 31, 2023, our current assets were $330.8 million consisting primarily of cash of $121.1 million and inventory of $123.6 million, and our current liabilities were $276.5 million primarily comprised of accrued expenses and accounts payables.
Our short term liquidity will be utilized to execute our business strategy over the next twelve month period including (i) distribution and service of the BEV truck, (ii) expanding and maintaining the Coolidge manufacturing facility, (iii) completing the roll-out of our initial energy infrastructure, and (iv) completing validation and on-road testing of the FCEV truck and starting commercial production. However, actual results could vary materially and negatively as a result of a number of factors, including:
•our ability to manage the costs of manufacturing and servicing the FCEV and BEV trucks;
•the amount and timing of cash generated from sales of our FCEV and BEV trucks;
•the costs of expanding and maintaining our manufacturing facility and equipment;
•our warranty claims experience should actual warranty claims differ significantly from estimates;
•the scope, progress, results, costs, timing and outcomes of our research and development of our FCEV trucks;
•the costs and timing of development and deployment of our hydrogen distribution dispensing and storage network;
•our ability to attract and retain strategic partners for development and deployment of our hydrogen distribution dispensing and storage network and the related costs and timing;
•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as well as costs related to litigation, investigations, or settlements
•our ability to raise sufficient capital to finance our business, and our ability to increase our authorized common stock, which is subject to stockholder approval; and
•other risks discussed in the section entitled "Risk Factors."
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
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the SEC. For the three months ended March 31, 2023, there have been no other material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Summary of Cash Flows
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(179,961)	$(131,323)
Net cash used in investing activities	(52,289)	(33,454)
Net cash provided by financing activities	115,608	27,654
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to manufacturing, research and development and selling, general and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $180.0 million for the three months ended March 31, 2023. The most significant component of our cash used during this period was net loss of $169.1 million, which included non-cash expenses of $24.5 million related to stock-based compensation, $10.0 million non-cash interest expense, $8.4 million equity in net loss affiliates, other non-cash charges of $10.4 million and net cash outflows of $64.2 million from changes in operating assets and liabilities primarily driven by a decrease in accounts payable and accrued expenses and other current liabilities.
Net cash used in operating activities was $131.3 million for the three months ended March 31, 2022. The most significant component of our cash used during this period was a net loss of $152.9 million, which included non-cash expenses of $53.5 million related to stock-based compensation, $3.1 million in depreciation and amortization, other non-cash charges of $6.4 million and net cash outflows of $41.4 million from changes in operating assets and liabilities primarily driven by an increase in inventory and prepaid expenses and other current assets.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue to increase substantially as we expand and tool our manufacturing facility in Coolidge, Arizona, and develop the network of hydrogen fueling stations. As of March 31, 2023, we anticipate our capital expenditures for the remainder of fiscal year 2023 to be approximately $75.0 million, of which a significant portion is related to investments in supplier tooling, the build out of FCEV trucks and FCPM assembly lines in Coolidge, Arizona, and the development of our hydrogen infrastructure network. Actual capital expenditures will also be dependent on availability of capital.
Net cash used in investing activities was $52.3 million for the three months ended March 31, 2023, which was due to purchases of and deposits for capital equipment, costs of expansion of our facilities, and investments in our hydrogen infrastructure.

Net cash used in investing activities was $33.5 million for the three months ended March 31, 2022, which was primarily due to $30.1 million in purchases of and deposits for capital equipment, costs of expansion for our Coolidge manufacturing facility and supplier tooling and a $3.3 million cash contribution to Nikola Iveco Europe GmbH.
Cash Flows from Financing Activities
Net cash provided by financing activities was $115.6 million for the three months ended March 31, 2023, which was due to proceeds from the Tumim Purchase Agreements of approximately $64.7 million, proceeds from the issuance of common stock under the Equity Distribution Agreement of $30.5 million, proceeds from the issuance of additional 5% Senior Unsecured Convertible Notes of $25.0 million, and other finance charges of $4.6 million.
Net cash provided by financing activities was $27.7 million for the three months ended March 31, 2022, which was primarily due to proceeds from the Tumim Purchase Agreements of approximately $27.4 million and proceeds from the exercise of stock options of $0.3 million.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve valuation of our stock-based compensation, including the fair value of common stock and market-based restricted stock units, assignment of fair value and allocation of purchase price in connection with the Romeo Acquisition, the valuation of warrant liabilities, derivative liabilities, estimates related to our lease assumptions and revenue recognition, contingent liabilities, including litigation reserves, and inventory valuation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2023. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of inflation and foreign currency exchange rates, as well as risks related to the availability of funding sources, hazard events, and specific asset risks.
Foreign Currency Risk
For the three months ended March 31, 2023 and 2022, we recorded gains of $1.1 million and $0.9 million, respectively, for foreign currency translation.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Ongoing Remediation of Previously Identified Material Weakness
With the oversight of senior management and our Audit Committee, we have identified controls and implementation of our remediation plan is underway to address the material weakness mentioned above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2023.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with our implementation of the remediation plans above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, which are incorporated by reference herein.
ITEM 1A. RISK FACTORS
Risks Related to Our Business and Industry
We are an early stage company with a history of losses, expect to incur significant expenses and continuing losses for the foreseeable future, and there is a substantial doubt that we will have sufficient funds to satisfy our obligations through the next 12 months from the date of this report.
We incurred net losses of $784.2 million, $152.9 million and $169.1 million for the year ended December 31, 2022 and for the three months ended March 31, 2022 and 2023, respectively, and have an accumulated deficit of approximately $2.2 billion from the inception of Nikola Corporation, a Delaware corporation, or Legacy Nikola, prior to the merger with VectoIQ, through March 31, 2023. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to generate significant margin from our trucks, which may not happen. We have determined under our ASC 205-40 analysis, there is a substantial doubt that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.
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
We have secured and intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the equity distribution agreement with Citigroup Global Markets Inc., as sales agent, the second common stock purchase agreement (the "Tumim Purchase Agreement") with Tumim Stone Capital LLC, and the securities purchase agreement with investors for the sale of an additional principal amount of unsecured senior convertible notes. However, the ability to access the equity distribution agreement and second common stock purchase agreement are dependent on our common stock trading volumes and the market price of our common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for our ASC 205-40 analysis. The use of these facilities is also subject to having sufficient common stock available, which we do not currently have. The sale of additional unsecured senior convertible note requires that we have sufficient authorized common stock for any such notes to be converted into, and we do not currently have sufficient authorized common stock available.
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
Because we incur the costs and expenses from these efforts and other efforts before we receive any incremental revenue with respect thereto, if any, our losses in future periods will be significant. In addition, these efforts have and may continue to be more expensive than we currently anticipate and these efforts may not result in sufficient revenue if customers do not purchase or lease our trucks in sufficient volume, which would further increase our losses.
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
Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking successful marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. Our business plan may not be successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we expect to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.
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
We need to raise additional capital, which may not be available to us when we need it. If we cannot raise additional capital when needed, our operations and prospects will be negatively affected.
The design, manufacture, lease, sale and servicing of vehicles and related hydrogen fueling stations is capital-intensive. We need to raise additional capital in the short- and long- term to operate our business, scale our manufacturing and roll out our hydrogen fueling stations, among other activities. We may raise additional funds through the issuance of equity, equity related or debt securities, strategic partnerships, licensing arrangements, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles and build hydrogen fueling stations. We cannot be certain that additional funds will be available to us on a timely basis, in the amounts needed, on reasonable terms, or terms favorable to us, or at all. If we raise funds by issuing equity or equity-linked securities, dilution to our stockholders could result. Any equity or equity-linked securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations and may require us to pledge certain assets. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.
If we cannot raise additional funds when we need them, we may have to significantly reduce our spending, delay or cancel our planned business activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned. As a result, we may be forced to curtail or discontinue our operations, which could materially and adversely affect our financial condition, results of operations, business and prospects. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to our existing equity line of credit or our equity distribution agreement, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We also need to increase our authorized common stock, which is subject to stockholder approval, and we may not be able to obtain such approval on a timely basis or at all.
We will be unable to issue sufficient additional shares to operate our business, including pursuant to existing potential sources of capital, or strategic transactions, unless we obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of our common stock available for issuance.
We operate in a capital-intensive industry. We do not currently have sufficient unissued shares of common stock for future issuances to raise funds to execute on our business plan. Having additional authorized shares of common stock available is critical to our ability to run our business and our continued efforts to pursue our strategic goals and we will be limited by the number of shares available for future capital raising transactions, including pursuant to our equity distribution agreement, the Second Tumim Purchase Agreement and the securities purchase agreement, agreements we may enter into in the future, or for business development transactions or acquisitions, unless we obtain stockholder approval of an amendment to our restated certificate of incorporation to increase the number of authorized shares of our common stock. We have solicited the approval of our stockholders to amend our restated certificate of incorporation to increase the number of authorized shares of our common stock at our annual meeting of stockholders in June 2023, but have in the past encountered difficulties obtaining stockholder approval for similar proposals and there can be no assurance that our stockholders will approve the amendment. A delay in securing, or a failure to secure, stockholder approval to amend our restated certificate of incorporation to increase our authorized common stock will adversely affect our ability to raise capital to operate our business, and would have a material adverse effect on our business, prospects, operations and financial condition.
Our future success is dependent upon the trucking industry's willingness to adopt FCEV and BEV trucks.
Our success is highly dependent upon the adoption by the trucking industry of alternative fuel and electric trucks. If the market for our FCEV and BEV trucks does not develop at the rate or to the extent that we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel and electric trucks is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors or potential competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.
Factors that may influence the adoption of alternative fuel and electric vehicles include:
•perceptions about FCEV or BEV truck quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of alternative fuel or electric vehicles;
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
•our ability to sell or lease trucks directly to businesses or customers dependent on state by state unique regulations and dealership laws;
•the availability of tax and other governmental incentives to sell hydrogen;
•perceptions about and the actual cost of alternative fuel; and
•macroeconomic factors.
Additionally, we may become subject to regulations that may require us to alter the design of our trucks, which could negatively impact customer interest in our products.
Further, we sell our trucks to dealers in our network and rely on the dealers to sell them to end users. We have experienced delays in receiving additional purchase orders from dealers due in part to availability of charging infrastructure. The end users of the Tre BEV will need to continually assess their charging capacity and may need to build additional infrastructure prior to ordering or receiving trucks from dealers. In addition, dealers have and may continue to experience delays in receiving proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP") and may experience delays receiving proceeds from the New York Truck Voucher Incentive Program ("NYTVIP") or other government incentive programs for our BEV trucks, which many of our dealers are leveraging for the first time. To qualify for the HVIP or NYTVIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user. There can be no assurances that our BEV truck will continue to qualify for these or other incentive programs, that our FCEV trucks, once in production, will qualify or that the HVIP and NYTVIP incentives will remain in effect. Any reduction, termination or failure to qualify for incentives, or any repeal of, or modification to, the HVIP or NYTVIP incentives, would result in increased prices for our trucks, which would harm our business.
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
Our future bundled lease model, which is intended to provide customers with the FCEV truck, hydrogen fuel and maintenance for a fixed price per mile, will be reliant on our ability to achieve a minimum hydrogen fuel efficiency in our FCEV trucks. If we are unable to achieve or maintain this fuel efficiency, we may be forced to provide our bundled lease customers with fuel at prices below-cost or risk damaging our relationships with our customers. Any such scenario would put our bundled lease model in jeopardy and may have a material adverse effect on our business, prospects, operating results and financial condition.
We may face legal challenges in one or more states attempting to sell directly to customers, which could materially adversely affect our costs.
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
We are subject to, and are, and may in the future become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, in 2020, Nikola and our officers, directors and employees received subpoenas from the SEC related to aspects of our business as well as certain matters described in an article issued on September 10, 2020 by a short-seller, or the short-seller article. In addition, Nikola and Trevor R. Milton, our founder and former executive chairman, also received grand jury subpoenas from the U.S. Attorney’s Office for the SDNY and the N.Y. County District Attorney’s Office. On July 29, 2021, the U.S. Attorney for the SDNY announced the unsealing of a criminal indictment charging Mr. Milton with two counts of securities fraud and one count of wire fraud. That same day, the SEC announced charges against Mr. Milton for alleged violations of federal securities laws. On October 14, 2022, a Federal District Court jury for the Southern District of New York found Mr. Milton guilty on one count of securities fraud and two counts of wire fraud.
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
The results of litigation and other legal proceedings, including the other claims described under Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2022, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2022 are subject to future developments and management’s view of these matters may change in the future.
Our success will depend on our ability to economically manufacture our trucks at scale and build our hydrogen fueling stations to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to customers on schedule and at scale is unproven.
Our future business depends in large part on our ability to execute our plans to develop, manufacture, market and sell our FCEV and BEV trucks and to deploy the associated hydrogen fueling stations for our FCEV trucks at sufficient capacity to meet the transportation demands of our customers.
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
Any delay in the financing, design, manufacture and launch of our trucks, including in the expansion of our manufacturing plant in Arizona, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay the launch of our FCEV trucks, our prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
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
•an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells; and
•the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric vehicle industry as demand for such cells increases.
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
Our ability to economically produce hydrogen for our FCEV trucks requires us to secure a reliable source of electricity for each of our proposed on-site gaseous stations and large scale production hubs at a price per kilowatt hour that is similar to wholesale rates in the geographic areas we target, and at vast quantities, assuming a full deployment of our planned hydrogen stations. During our initial hydrogen station roll-out, we intend to source power based on the most economical power mix available at each hydrogen production site, including power from the grid that is sourced from non-renewable sources. An increase in the price of energy used to generate hydrogen through electrolysis would likely result in a higher cost of fuel for our FCEV trucks as well as increase the cost of distribution, freight and delivery. We may not be able to offset these cost increases or pass such cost increases onto customers in the form of price increases, because of our contemplated bundled lease model for FCEV trucks, which could have an adverse impact on our results of operations and financial condition. In addition to the cost of electricity production, we expect to incur additional costs relating to the transmission, distribution, and storage of energy, among others.
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
While we currently intend to offer bundled leasing of our FCEV trucks or other alternative structures to potential customers through a third-party financing partner, we can provide no assurance that a third-party financing partner would be able or willing to provide the leasing services on terms that we have stated in our published materials, or to provide financing at all. Furthermore, offering a leasing alternative to customers will expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfill its contractual obligations when they become due. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results and results of operations.
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
Our trucks may contain defects in design and manufacture that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our trucks upon which our business prospects depend. For example, our trucks use a substantial amount of software to operate which require modification and updates over the life of the vehicle. Software products are inherently complex and often contain defects and errors when first introduced. Our trucks also include components made by third parties. Such components have and may in the future contain defects, and require that we replace affected parts.
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
In 2022, we announced a recall related to the installation of the seat belt shoulder anchorage assembly, and in 2023, we announced a recall related to the towing park brake module from a supplier. These recalls, and any recalls in the future may result in adverse publicity, damage our brand and materially adversely affect our business, prospects, operating results, and financial condition. In the future, we may voluntarily or involuntarily initiate a recall if any of our vehicles or electric powertrain components (including the fuel cell or batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.
Insufficient warranty reserves to cover warranty claims could materially adversely affect our business prospects, financial condition and operating results.
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
We face intense competition in FCEV and BEV Class 8 trucks, including from companies in our target markets with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, greater brand recognition and a larger number of managerial and technical personnel. If competitors' trucks are brought to market before our trucks, we may experience a reduction in potential market share.
Many of our current and potential competitors, particularly international competitors, have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products.
We compete in a rapidly evolving and highly competitive industry, and a number of private and public companies have announced plans to offer FCEV and/or BEV trucks, including companies such as Daimler, Volvo, Tesla, BYD, Peterbilt, XOS, Lion, Hyliion, Hyundai, Toyota, Navistar, Hino and Hyzon. Based on publicly available information, a number of these competitors have displayed prototype trucks and have announced target availability and production timelines, while others have launched pilot programs in some markets. In addition, we are aware that one potential competitor, BYD, is currently manufacturing and selling a Class 8 BEV truck. While some competitors may choose to offer BEV trucks, others such as Hyundai and Toyota have announced they plan to offer FCEV trucks and invest in hydrogen stations for refueling. In addition, our principal competition for our trucks will also come from manufacturers of trucks with internal combustion engines powered by diesel fuel.
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
We partnered with Iveco to manufacture the BEV truck at the Iveco manufacturing plant in Ulm, Germany through a joint venture with Iveco, which commenced operations in the fourth quarter of 2020. We currently expect that approximately 40 million Euros will be invested in total by Iveco and Nikola into the manufacturing plant to prepare it for assembly, of which 27.4 million Euros was funded through March 31, 2023 by us. During the third quarter of 2021, the joint venture executed a term loan facility agreement for 15 million Euros with a 5-year term and a revolving credit facility agreement for 6 million Euros with a 4-year term. Each agreement was guaranteed 50% by Nikola and Iveco. We recently announced that we are in the process of terminating the joint venture to focus our business on the North American market.
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
We have entered into other collaborations and have announced planned collaborations with various parties, including with respect to hydrogen production and sourcing, providing service and maintenance and deployment of hydrogen fueling stations. Discussions with our strategic partners are ongoing, are subject to the parties' entry into definitive documentation, and terms of the agreements are subject to change. Consequently, there can be no assurance that we will enter into agreements on the terms initially contemplated, if at all, or that our agreements with our strategic partners will remain in place.
Collaboration with third parties is subject to risks with respect to operations that are outside our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. There are risks of potential disputes, disagreements or fallouts with partners and failure to perform under contracts or enforce contracts against the other party, and/or the potential terminations, or non-renewals, of such contracts, and the production of our trucks or supply of hydrogen could be disrupted as a result. We may not be able to realize business or financial benefits of our strategic collaborations. We could be affected by adverse publicity related to our partners, whether or not such publicity is related to their collaboration with us, or adverse publicity related to our relationships with our partners. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our partners’ products or by the termination of our agreements with our partners. In addition, because we also rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards. In addition, our share of the earnings or losses of a collaborator may adversely affect our financial results, depending on the nature of the collaboration, including the discontinuation thereof.
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
We have entered into, and may in the future enter into additional, strategic alliances, including joint ventures or equity investments with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new, or maintaining current, strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
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
While we seek to obtain components from multiple sources whenever possible, many of the components used in our vehicles are or will be purchased by us from a single source, especially with respect to hydrogen fuel cells and batteries. We refer to these component suppliers as our single source suppliers. For example, we entered into an agreement with Robert Bosch LLC (“Bosch”), whereby we committed to purchase certain component requirements for fuel cell power modules from Bosch beginning on June 1, 2023 until December 31, 2030. In addition, until our acquisition of Romeo in October 2022, we relied on Romeo as our sole supplier of battery packs, and have experienced delays obtaining packs in the numbers we require. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us or that meet our requirements.
A significant benefit of our collaborations with manufacturing partners is the ability to leverage their respective existing assortment of parts, thereby decreasing our purchasing expenses. While these relationships give us access to use an existing supplier base with the hopes of accelerating procurement of components at favorable prices, there is no guarantee that this will be the case. In addition, we have and may in the future experience delays if our suppliers do not meet agreed upon timelines or experience capacity constraints.
Our vehicles' anticipated range may not be achievable based on various external conditions, which may negatively influence potential customers' decisions whether to purchase or lease our trucks.
We anticipate the range of our Tre FCEV and Tre BEV vehicles to be up to 500 and 330 miles, respectively, before needing to recharge or refuel, depending on the type of vehicle. Actual range varies with conditions such as external environment, average speed, number of stops, grade of routes, gross combined weight, trailer type, and driver behavior, among others. Range specifications are subject to change. The perceived lack of sufficient range may negatively affect potential customers' decisions to buy or lease our trucks.
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
Our trucks contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our trucks and related systems. However, bad actors may attempt to gain unauthorized access to modify, alter and use such networks, trucks and systems to gain control of or to change our trucks’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the truck. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our trucks or their systems, or any loss of customer data, could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our trucks, systems or data, as well as other factors that may result in the perception that our trucks, systems or data are capable of being hacked could negatively affect our brand and harm our business, prospects, financial condition and operating results.

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
In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information from our customers, employees and third parties with whom we conduct business, including names, accounts, user IDs and passwords, and payment or transaction related information. Additionally, we are using our trucks’ electronic systems to log information about each vehicle’s use in order to aid us in vehicle diagnostics, repair and maintenance. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Possession and use of our customers’ information in conducting our business may subject us to legislative and regulatory burdens in the United States and the European Union that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. Non-compliance or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand. Accordingly, we are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.
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
We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We have international operations and subsidiaries in Germany, Italy, and Canada that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have no experience to date selling and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our alternative fuel and electric trucks and require significant management attention. These risks include:
•conforming our trucks to various international law and regulatory requirements where our trucks are sold, or homologation;
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
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the illness known as the COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, global supply chain constraints, and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, including us, and has led to a global decrease in vehicle sales in markets around the world.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures have and may in the future adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and have and may in the future negatively impact our sales and marketing activities, the construction schedule of our hydrogen fueling stations and our manufacturing plant in Arizona, and the production schedule of our trucks. For example, the headquarters of our joint venture partner, Iveco, located in Italy, was shut down for two months in 2020 due to COVID-19, and as a result, pilot builds for the BEV truck were delayed. In addition, various aspects of our business, manufacturing plant and hydrogen fueling station building process, cannot be conducted remotely. While certain measures by government authorities have been lifted others may be reinstated or remain in place for a significant period of time, which could adversely affect our manufacturing and building plans, sales and marketing activities, business and results of operations.
The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and unpredictable, including, but not limited to, the duration and spread of the pandemic, additional waves of the virus, its severity, the actions to contain the virus or treat its impact, including vaccination efforts, the efficacy of vaccine programs on new variants of the virus, and how quickly and to what extent normal economic and operating activities can resume. For example, the COVID-19 pandemic caused us to modify our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events, and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. In addition, new waves of the COVID-19 pandemic could further limit the ability of our customers, suppliers, vendors and business partners to perform, including third party suppliers’ ability to provide components and materials used in our trucks. We may also experience an increase in the cost of raw materials used in our commercial production of trucks. Even after the COVID-19 pandemic has fully subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence due to the acceleration of inflation in the

U.S. and the COVID-19 pandemic, as well as reduced spending by businesses, has and may continue to have an adverse effect on the demand for our trucks. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our trucks for other traditional options, and cancel reservations for our trucks. In addition, in the current inflationary environment, end customers are less likely to invest in the necessary charging infrastructure, which will affect demand for our trucks. Decreased demand for our trucks would negatively affect our business.
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
We currently, and expect to continue to, benefit from certain government subsidies and economic incentives that support the development and adoption of our vehicles, particularly our FCEV and BEV trucks. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, delays in promulgating regulations implementing new legislation, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our FCEV and BEV trucks in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.
These incentives include tax credits, rebates and other incentives for alternative energy production, alternative fuel and electric vehicles, including greenhouse gas ("GHG") emissions credits under the U.S. Environmental Protection Agency’s GHG Rule, the California Air Resources Board, and New York State Energy Research and Development Authority, HVIP, and NYTVIP. There is no guarantee these programs will be available in the future. If these tax incentives and other benefits are not available or are reduced or otherwise limited in the future, our financial position could be harmed.
Additionally, while the recently passed Inflation Reduction Act of 2022 (the “IRA”) includes certain federal tax credits and other incentives for alternative energy production and alternative fuel, there is no guarantee these programs will be renewed or extended in the future or that we or our customers will qualify for the tax credits or incentives. If the IRA’s tax credits and incentives for our trucks are not available to us or our customers in the future, our business, financial viability and prospects could be adversely affected. The IRA, when combined with other state-based incentives, such as HVIP or NYTVIP incentives, could reduce the overall cost of our truck and the fueling thereof, but the repeal or modification of such incentives could discourage potential customers from purchasing our trucks. These and other changes to tax laws and regulations, or interpretation thereof, in the United States or other tax jurisdictions in which we do business, could adversely impact our business, financial condition, and results of operations.
We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business and prospects may be adversely affected.
We have and expect to continue applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies, as well as the sale of hydrogen. For example, we have applied for incentives in California as we intend to initially build our hydrogen fueling stations in California. We are initially focusing our efforts in California in part because of the incentives that are available. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these grants, loans and other incentives. If we are not successful in obtaining any of these incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.
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
There are currently no federal U.S. regulations pertaining to the safety of self-driving vehicles. However, the National Highway Traffic and Safety Administration has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. This patchwork increases the difficulty in legal compliance for our vehicles should we deploy autonomous driving features. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the U.S. and foreign countries and may restrict autonomous driving features that we may deploy.
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
The negative publicity has made it more difficult for us to attract and retain employees, partners and customers, reduced confidence in our products and services, harmed investor confidence and the market price of our common stock, invited legislative and regulatory scrutiny and resulted in litigation and governmental investigations and penalties. As a result, customers, potential customers, partners and potential partners have failed to award us additional business, or cancelled or sought to cancel existing contracts or otherwise, or direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
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
Social media platforms present risks and challenges that have resulted, and may in the future result in damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. Our internal policies and procedures regarding social media have not been, and may not in the future, be effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. The use of such platforms by our officers and other employees and former officers and employees has adversely impacted, and could in the future adversely impact our costs, and our brand and reputation, and has resulted, and could in the future result in the disclosure of confidential information, litigation and regulatory inquiries. Any such litigation or regulatory inquiries may result in significant penalties and other restrictive sanctions and adverse consequences. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them. We are currently party to litigation and regulatory proceedings related in part to social media statements. See Legal Proceedings in Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
Concentration of ownership among our executive officers and directors and their affiliates, and voting restrictions, may prevent new investors from influencing significant corporate decisions.
As of March 31, 2023, Mark A. Russell, our former President and Chief Executive Officer, and current director, beneficially owned, directly or indirectly, approximately 7.5%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 10.4% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation ("Certificate of Incorporation"), and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
As of March 31, 2023, Trevor R. Milton, our founder and former executive chairman, beneficially owned, directly or indirectly, approximately 8.8% of our outstanding common stock. In connection with his departure in September 2020, for a period of three years from September 20, 2020, Mr. Milton has agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock in the aggregate, together with shares held by his affiliates and associates, (ii) propose or effect any extraordinary transaction with respect to us, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of our board of directors, or (v) submit any stockholder proposal. In addition, for a period of three years from September 20, 2020, Mr. Milton has agreed to vote his shares of our common stock (x) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (y) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting. These standstill and voting restrictions could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of our executive officers and directors and their affiliates.
It is not possible to predict the actual number of shares we will sell under the Tumim Purchase Agreement, or the actual gross proceeds resulting from those sales.
On September 23, 2021, we entered into the Second Tumim Purchase Agreement with Tumim Stone Capital LLC, or Tumim, pursuant to which Tumim committed to purchase up to $300.0 million in shares of our common stock, subject to certain limitations and conditions.
We generally have the right to control the timing and amount of any sales of our shares of common stock to Tumim under the Second Tumim Purchase Agreement.
Because the purchase price per share to be paid by Tumim for the shares of common stock that we may elect to sell to Tumim under the Second Tumim Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable purchase valuation period for each purchase made pursuant to the Second Tumim Purchase Agreement, it is not possible for us to predict the total number of shares of common stock that we will sell to Tumim under the Second Tumim Purchase Agreement, the purchase price per share that Tumim will pay for shares purchased from us in the future under the Second Tumim Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Tumim under the Second Tumim Purchase Agreement. Sales of shares of our common stock pursuant to the Second Tumim Purchase Agreement will be dilutive to stockholders.
Moreover, although the Second Tumim Purchase Agreement provides that we may sell up to an aggregate of $300.0 million of our common stock to Tumim, only 29,042,827 shares of our common stock under the Second Tumim Purchase Agreement have been registered for resale by Tumim. If it becomes necessary for us to issue and sell to Tumim under the Second Tumim Purchase Agreement more than the shares that were registered for resale under the respective registration statements in order to receive aggregate gross proceeds equal to the total commitment of aggregate of $300.0 million under the Second Tumim Purchase Agreement, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Tumim of any such additional shares of our common stock we wish to sell from time to time under the Tumim Purchase Agreement, which the SEC must declare effective and we may need to obtain stockholder approval to issue shares of common stock in excess of the exchange cap under the Second Tumim Purchase Agreement in accordance with applicable Nasdaq rules.
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
In June 2022, we issued $200.0 million aggregate principal amount of our 8.00% / 11.00% convertible senior PIK toggle notes due 2026, or the existing 2026 notes, in a private placement. On April 11, 2023, we issued $100.0 million aggregate principal amount of our 8.00% / 11.00% series B convertible senior PIK toggle notes due 2026, or the new 2026 notes and, together with the existing 2026 notes, the 2026 notes, in a private placement in exchange for $100.0 million aggregate principal amount of existing 2026 notes. The indenture governing the new 2026 notes limits our ability to settle conversions of the new 2026 notes with shares of our common stock until we obtain (x) stockholder approval to increase the number of our authorized shares of common stock and (y) the stockholder approval contemplated by Nasdaq Rule 5635 with respect to the issuance of common stock that were issued in a direct offering consummated on April 11, 2023 and that may be issued in connection with the conversion of the new 2026 notes in excess of the limitations imposed by such rule, and until both such approvals are obtained, we will have to settle conversions of the new 2026 notes in cash. In connection with such exchange, the indenture governing the existing 2026 notes was amended to limit our ability to settle conversions of the existing 2026 notes with shares of our common stock until we obtain stockholder approval to increase the number of our authorized shares of common stock.
The terms of the 2026 notes allow us to issue additional notes in lieu of paying cash interest and immediately following such exchange, $110.9 million aggregate principal amount of the existing 2026 notes and $100.0 million aggregate principal amount of the new 2026 notes was outstanding.
In December 2022, we entered into a securities purchase agreement under which we may sell up to $125.0 million in initial principal amount of senior convertible notes, or the short-term convertible notes. We completed the sale of $50.0 million principal amount of the short-term convertible notes in December 2022 and an additional $25.0 million principal amount of the short-term convertible notes in March 2023.
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
Our liquidity may be significantly impaired if we do not obtain stockholder approval to increase the authorized number of our shares of common stock and the stockholder approval contemplated by Nasdaq Rule 5635 with respect to the common stock that may be issued in connection with the conversion of the existing 2026 notes in excess of the limitations imposed by such rule.
The indenture that governs the existing 2026 notes limits our ability to settle conversions of such existing 2026 notes with shares of our common stock until we obtain stockholder approval to increase the number of our authorized shares of common stock and, in the case of the new 2026 notes, until we obtain the stockholder approval contemplated by Nasdaq Rule 5635. As a result, we will have to settle conversions of the existing 2026 notes with cash until the requisite stockholder approval is obtained. Consequently, any such conversions could significantly impair cash available for general corporate purposes, including our working capital needs.

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
We may not have the ability to raise the funds necessary to settle conversions of our convertible notes in cash or to repurchase the convertible notes upon a fundamental change or change in control transaction, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.
Holders of the 2026 notes have the right to require us to repurchase all or any portion of their 2026 notes upon the occurrence of a fundamental change or a change if control transaction as defined in those 2026 notes at a repurchase price equal to 100% of the capitalized principal amount of the 2026 notes to be repurchased, in the case of a fundamental change, or 130% of the capitalized principal amount of the 2026 notes to be repurchased, in the case of a change in control transaction, plus accrued and unpaid interest, if any. Holders of the short-term convertible notes have the right to require us to redeem all or any portion of their notes in cash upon the occurrence of a change of control as defined in those notes at a price equal to 115% of the greatest of the principal amount to be redeemed, the conversion value of those notes as determined pursuant to those notes, and the change of control consideration payable on the underlying shares. In addition, upon conversion of the 2026 notes, unless we elect to deliver solely shares of our common stock to the extent permitted under the indenture governing such 2026 notes to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible notes surrendered therefor or convertible notes being converted. In addition, our ability to repurchase the 2026 notes, redeem the short-term convertible notes, or to pay cash upon conversions of the 2026 notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2026 notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2026 notes as required by the indenture governing such 2026 notes would constitute a default under that indenture. Similarly, our failure to redeem the short-term convertible notes when required by the terms of those notes would constitute a default under the indenture governing those notes. A default under the indentures governing the 2026 notes or the indenture governing the short-term convertible notes or the occurrence of the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and redeem the short-term convertible notes, repurchase the 2026 notes or make cash payments upon conversions of the 2026 notes.
The conditional conversion feature of the 2026 notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 notes is triggered, holders of 2026 notes will be entitled to convert the 2026 notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 notes, unless we elect to satisfy our conversion obligation to the extent permitted by the indenture governing such 2026 notes by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2022, we did not maintain effective internal control over financial reporting because of a material weakness associated with ineffective information technology general controls, or ITGCs, in the areas of user access and change management for the IT system that supports our financial reporting processes. We believe that these control deficiencies were a result of insufficient training of personnel on the operation and importance of ITGCs and inadequate risk-assessment processes resulting in failure to identify and assess risks in IT environments that could impact internal control over financial reporting. Management also deemed ineffective certain automated and manual business process controls that are dependent on the affected ITGCs, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT system.
We have taken and continue to take steps to remediate the control deficiencies contributing to the material weakness, such that these controls are designed, implemented and operating effectively. These remediation actions include: (i) developing and deploying a training program regarding the operation and importance of ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those controls involving user access to IT systems and change management of IT systems that support financial reporting processes; (ii) developing and maintaining documentation of ITGCs to facilitate knowledge transfer in the event of personnel and function changes; and (iii) enhancing management’s review and testing plan to monitor ITGCs with a specific focus on IT systems supporting our financial reporting processes. Although we have improved our controls intended to remediate this material weakness, we cannot be certain as to when or if remediation will be complete. Further, remediation efforts place a significant burden on management and add increased pressure to our financial and IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
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
Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could adversely affect our liquidity and access to capital markets, our business and investor confidence in us, and our stock price.
Risks Related to Our Acquisition of Romeo
We may be unable to successfully integrate Romeo into our business and may fail to realize any or all of the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected.
Even though Romeo was a supplier of battery modules which it in turn assembled into battery packs designed by us, both companies previously operated independently and manufacture different products. The success of the merger will depend, in part, on our ability to successfully integrate Romeo’s businesses into Nikola, our ability to successfully manufacture Romeo’s battery products, and realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies from the merger, in a manner that does not materially disrupt existing customer, supplier and employee relations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of our common stock may decline.
In addition, with a better understanding of Romeo’s business since the acquisition, we are evaluating a potential restructuring of Romeo. This restructuring may include the sale, license, transfer, or other disposition of some or all of Romeo’s assets, and may include the commencement of a proceeding under the California Assignment for the Benefit of Creditors statutory scheme or under Title 11 of the United States Code. As part of this evaluation, an independent director was appointed to Romeo’s board, a restructuring committee comprised of the independent director as its sole member was established, and outside counsel was retained to assist with the restructuring analysis and any potential restructuring.
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
•risks related to Romeo’s existing customer contracts and disputes and litigation with customers;
•the integration process not proceeding as expected, including due to a possibility of faulty assumptions or expectations regarding the integration process or Romeo’s operations;
•risks related to legal proceedings, disputes, investigations or other events that could increase our expenses, result in liability or require that we take other action;
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
As a result of the acquisition, we are manufacturing a component that we have not manufactured before, and the component is critical to our ability to manufacture and deliver our BEV trucks in the quantities and on the timeframes we expect. We may require a higher level of overhead than currently anticipated. Our ability to successfully manage this new aspect of our business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of Romeo into Nikola, but also the increased scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful in manufacturing battery packs or that we will realize the operating efficiencies, cost savings and other benefits anticipated from the merger.
We may be unable to successfully manufacture Romeo’s battery products, which could materially adversely affect our business, financial condition and results of operations.
The manufacturing process of battery products is complex, highly technical and can be subject to supply chain disruptions and component shortages. The machinery involved in the manufacturing of battery products consists of many components that are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations. We will have to learn how to operate software and hardware that is highly technical and complex. Such hardware and software may require modification and updates over the life of a battery pack and may contain errors, bugs or vulnerabilities, which we may not know how to properly respond to. Due to the high energy density inherent in lithium-based batteries, the manufacturing process can pose certain safety risks, including the risk of fire and accidents causing death, personal injury or property damage can occur, such safety risks are heightened to due to our lack of experience in manufacturing such products. Since the battery packs are manufactured in a single manufacturing facility, if such facility becomes inoperable due to any of these risks, we will not be able to produce any battery products. If we fail to successfully manufacture Romeo’s battery products, incur delays in production or manufacture battery products containing defects or any other failure of the battery products, our reputation may be harmed, and we may experience delivery delays, product recalls, negative publicity or product liability claims, all of which may materially adversely affect our business, financial condition and operating results. The occurrence of any one of these events could ultimately disrupt or delay the production of our trucks.
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
•our need for additional capital and ability to increase our authorized common stock;
•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•issuance of new or updated research or reports by securities analysts or changed recommendations for our stock or the transportation industry in general;
•announcements by us or our competitors of significant acquisitions, capital commitments or the entrance into or discontinuation of strategic partnerships, joint ventures or collaborations;
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
The closing price of our common stock on Nasdaq ranged from $0.81 to $8.05 from May 2, 2022 through May 1, 2023. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including the COVID-19 pandemic and the war in Ukraine, may seriously affect the market price of our common stock, regardless of our actual operating performance.
Any investment in our common stock is subject to extreme volatility and could result in the loss of your entire investment. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, which has and may in the future be instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. See Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this

Quarterly Report on Form 10-Q and Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
If we fail to satisfy all applicable Nasdaq continued listing requirements, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.
Our common stock is currently listed on The Nasdaq Stock Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements, and a $1.00 minimum closing bid price requirement. Our common stock price is currently and may in the future be below the minimum bid price for continued listing on Nasdaq. If our common stock trades at closing bid prices below $1.00 for 30 consecutive business days, or if we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations. In addition, the reasonable prospect of delisting could result in an equity conditions failure under our senior convertible notes and the securities purchase agreement, which could affect our ability to elect to pay interest on our senior convertible notes in shares of our common stock and our ability to sell additional notes under the securities purchase agreement.
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

3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239185)).
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
4.1
Indenture by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, dated March 16, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 16, 2023).

4.2
First Supplemental Indenture (including form of Series B-1 Senior Convertible Note) by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, dated March 16, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 16, 2023).

10.1
Amendment to Securities Purchase Agreement, by and between Nikola Corporation and the investors named therein, dated March 16, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 16, 2023).

10.2
Exchange and Investment Agreement by and among Nikola Corporation, Nikola Subsidiary Corporation and Antara Capital LP, dated March 29, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2023).

10.3
Stock Purchase Agreement by and between Nikola Corporation and Antara Capital LP, dated March 29, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 29, 2023).

10.4	#
Executive Employment Agreement by and between the Company and Anastasiya Pasterick, dated March 27, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023).

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

NIKOLA CORPORATION

	By:	/s/ Michael Lohscheller
Michael Lohscheller
President and Chief Executive Officer
Principal Executive Officer

	By:	/s/ Anastasiya Pasterick
Anastasiya Pasterick
Chief Financial Officer
Principal Financial and Accounting Officer
Date: May 9, 2023