Form 10-K/A
period 2022-12-31
Nikola Corp
filed 2023-05-12
CIK 1731289

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

Nikola Corporation
Form 10-K/A
(Amendment No. 1)
For the Fiscal Year Ended December 31, 2022
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Nikola Corporation. (the “Company”) for the year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Original Filing”).
This Amendment No. 1 is being filed solely for the purposes of (a) correcting an omission in the attestation report on internal control over financial reporting, dated February 23, 2023, of Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm and (b) updating the description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which is attached as Exhibit 4.11. The attestation report inadvertently omitted the following language: "This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated February 23, 2023 which expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern."
In accordance with Rule 12b-15 under the Exchange Act, we have included the entire text of Part II, Item 8 “Financial Statements and Supplementary Data” in this Amendment No. 1. However, there have been no changes made to the text of such item other than the changes stated in the immediately preceding paragraph. As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.3, 31.4, 32.3 and 32.4 to this Amendment No. 1. A new consent of E&Y also is being filed as Exhibit 23.2. In addition, the Company is filing an updated description of its securities registered pursuant to Section 12 of the Exchange Act as Exhibit 4.11.
Except as expressly noted, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. Furthermore, this Amendment No. 1 should be read in conjunction with the Original Filing and any of the Company's subsequent filings with the SEC.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated February 23, 2023 which expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company's ability to continue as a going concern.

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
Stock Option Valuation
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted, which requires the input of highly subjective assumptions. The fair value of each option award at the grant date was estimated using the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Exercise price	N/A	N/A	$1.05 - $9.66
Risk-free interest rate	N/A	N/A	0.1% - 1.7%
Expected term (in years)	N/A	N/A	0.2 - 6.3
Expected dividend yield	N/A	N/A	0
Expected volatility	N/A	N/A	70.0% - 85.8%
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Amendment No. 1 to Annual Report on Form 10-K/A in Item 8, titled “Financial Statements and Supplementary Data.”
2.Financial Statement Schedules: No schedules are required.
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

Exhibit		Description
4.11		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
23.2		Consent of Independent Registered Public Accounting Firm.
31.3		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.3	^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL).
__________________________
^ In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.3 and 32.4 hereto are deemed to accompany this Amendment No. 1 to Annual Report on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKOLA CORPORATION

Date: May 12, 2023	By:	/s/ Michael Lohscheller
Michael Lohscheller
President and Chief Executive Officer