Form 10-Q
period 2023-06-30
Nikola Corp
filed 2023-08-04
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 779,457,337 shares of the registrant’s common stock outstanding.

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
•We may offer a future bundled lease model that could present unique problems and may have an adverse effect on our operating results and business and harm our reputation.
•We may face legal challenges in one or more states attempting to sell directly to customers, which could materially and adversely affect our costs.
•We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.
•We may face challenges related to perceptions of safety for commercial electric vehicles, especially if adverse events or accidents occur that are linked to the quality or safety of commercial electric vehicles.
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

•Increases in costs, disruption of supply or shortage of raw materials, including lithium-ion battery cells, chipsets, and displays, and delays in the manufacturing and servicing of battery-packs for our BEV and FCEV trucks following the assignment of Romeo, could harm our business.
•Reservations for the purchase or lease for our trucks may be cancellable.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$226,673	$225,850
Restricted cash and cash equivalents	600	10,600
Accounts receivable, net	19,998	31,638
Inventory	86,635	111,870
Prepaid expenses and other current assets	73,010	27,943
Assets subject to assignment for the benefit of creditors, current portion	—	29,025
Total current assets	406,916	436,926
Restricted cash and cash equivalents	68,082	77,459
Long-term deposits	17,329	34,279
Property, plant and equipment, net	483,043	417,785
Intangible assets, net	89,564	92,473
Investment in affiliates	58,289	62,816
Goodwill	5,238	6,688
Other assets	9,040	8,107
Assets subject to assignment for the benefit of creditors	—	100,125
Total assets	$1,137,501	$1,236,658
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$45,767	$93,242
Accrued expenses and other current liabilities	173,957	179,571
Debt and finance lease liabilities, current (including zero and $50.0 million measured at fair value, respectively)	13,417	61,675
Liabilities subject to assignment for the benefit of creditors, current portion	—	49,102
Total current liabilities	233,141	383,590
Long-term debt and finance lease liabilities, net of current portion	348,392	290,128
Operating lease liabilities	5,072	6,091
Other long-term liabilities	28,165	6,684
Deferred tax liabilities, net	15	15
Liabilities subject to assignment for the benefit of creditors	—	23,671
Total liabilities	614,785	710,179
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 800,000,000 shares authorized, 769,300,317 and 512,935,485 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	77	51
Additional paid-in capital	2,944,504	2,562,855
Accumulated deficit	(2,421,772)	(2,034,850)
Accumulated other comprehensive loss	(93)	(1,577)
Total stockholders' equity	522,716	526,479
Total liabilities and stockholders' equity	$1,137,501	$1,236,658
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Truck sales	$12,006	$17,383	$22,061	$17,383
Service and other	3,356	751	3,978	2,638
Total revenues	15,362	18,134	26,039	20,021
Cost of revenues:
Truck sales	40,203	46,781	73,223	46,781
Service and other	2,790	610	3,144	2,066
Total cost of revenues	42,993	47,391	76,367	48,847
Gross loss	(27,631)	(29,257)	(50,328)	(28,826)
Operating expenses:
Research and development	64,514	63,106	126,320	137,663
Selling, general, and administrative	58,764	79,868	101,461	157,051
Loss on supplier deposits	17,717	—	17,717	—
Total operating expenses	140,995	142,974	245,498	294,714
Loss from operations	(168,626)	(172,231)	(295,826)	(323,540)
Other income (expense):
Interest expense, net	(8,749)	(2,808)	(18,582)	(3,019)
Revaluation of warrant liability	41	3,341	315	2,907
Gain on divestiture of affiliate	70,849	—	70,849	—
Loss on debt extinguishment	(20,362)	—	(20,362)	—
Other income (expense), net	(5,546)	(27)	(5,630)	1,806
Loss before income taxes and equity in net loss of affiliates	(132,393)	(171,725)	(269,236)	(321,846)
Income tax expense	—	2	—	2
Loss before equity in net loss of affiliates	(132,393)	(171,727)	(269,236)	(321,848)
Equity in net loss of affiliates	(7,617)	(1,270)	(16,025)	(4,090)
Net loss from continuing operations	(140,010)	(172,997)	(285,261)	(325,938)
Discontinued operations:
Loss from discontinued operations	(52,883)	—	(76,726)	—
Loss from deconsolidation of discontinued operations	(24,935)	—	(24,935)	—
Net loss from discontinued operations	(77,818)	—	(101,661)	—
Net loss	$(217,828)	$(172,997)	$(386,922)	$(325,938)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.20)	$(0.41)	$(0.45)	$(0.78)
Net loss from discontinued operations	$(0.11)	$—	$(0.16)	$—
Net loss	$(0.31)	$(0.41)	$(0.61)	$(0.78)

Weighted-average shares outstanding, basic and diluted	708,692,817	425,323,391	629,630,362	420,266,181
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(217,828)	$(172,997)	$(386,922)	$(325,938)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,537	(1,318)	1,484	(989)
Comprehensive loss	$(216,291)	$(174,315)	$(385,438)	$(326,927)
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	594,182,551	$59	$2,751,386	$(2,203,944)	$(1,630)	$545,871
Exercise of stock options	600,006	—	636	—	—	636
Issuance of shares for RSU awards	4,982,981	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	3,289,301	1	2,874	—	—	2,875
Common stock issued under Equity Distribution Agreement, net	22,007,305	2	30,840	—	—	30,842
Issuance of common stock upon conversion of 5% Senior Convertible Notes	54,952,459	6	39,674	—	—	39,680
Common stock issued in public offering	29,910,715	3	32,241	—	—	32,244
Common stock issued in registered direct offering	59,374,999	6	63,150	—	—	63,156
Stock-based compensation	—	—	25,709	—	—	25,709
Reclassification of awards from equity to liability	—	—	(2,006)	—	—	(2,006)
Net loss	—	—	—	(217,828)	—	(217,828)
Other comprehensive loss	—	—	—	—	1,537	1,537
Balance as of June 30, 2023	769,300,317	$77	$2,944,504	$(2,421,772)	$(93)	$522,716

See accompanying notes to the consolidated financial statements.

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	512,935,485	$51	$2,562,855	$(2,034,850)	$(1,577)	$526,479
Exercise of stock options	756,372	—	802	—	—	802
Issuance of shares for RSU awards	7,772,641	1	—	—	—	1
Common stock issued under Tumim Purchase Agreements	32,211,777	3	67,584	—	—	67,587
Common stock issued under Equity Distribution Agreement, net	39,027,563	4	62,450	—	—	62,454
Issuance of common stock upon conversion of 5% Senior Convertible Notes	87,310,765	9	107,171	—	—	107,180
Common stock issued in public offering	29,910,715	3	32,241	—	—	32,244
Common stock issued in registered direct offering	59,374,999	6	63,150	—	—	63,156
Stock-based compensation	—	—	50,257	—	—	50,257
Reclassification of awards from equity to liability	—	—	(2,006)	—	—	(2,006)
Net loss	—	—	—	(386,922)	—	(386,922)
Other comprehensive loss	—	—	—	—	1,484	1,484
Balance as of June 30, 2023	769,300,317	$77	$2,944,504	$(2,421,772)	$(93)	$522,716
See accompanying notes to the consolidated financial statements.

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2022	418,344,072	$42	$2,025,552	$(1,403,553)	$131	$622,172
Exercise of stock options	105,754	—	257	—	—	257
Issuance of shares for RSU awards	1,420,658	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	13,604,600	1	96,295	—	—	96,296
Stock-based compensation	—	—	54,841	—	—	54,841
Net loss	—	—	—	(172,997)	—	(172,997)
Other comprehensive loss	—	—	—	—	(1,318)	(1,318)
Balance as of June 30, 2022	433,475,084	$43	$2,176,945	$(1,576,550)	$(1,187)	$599,251

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	413,340,550	$41	$1,944,341	$(1,250,612)	$(198)	$693,572
Exercise of stock options	285,585	—	565	—	—	565
Issuance of shares for RSU awards	2,600,705	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	17,248,244	2	123,670	—	—	123,672
Stock-based compensation	—	—	108,369	—	—	108,369
Net loss	—	—	—	(325,938)	—	(325,938)
Other comprehensive loss	—	—	—	—	(989)	(989)
Balance as of June 30, 2022	433,475,084	$43	$2,176,945	$(1,576,550)	$(1,187)	$599,251
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(386,922)	$(325,938)
Less: Loss from discontinued operations	(101,661)	—
Loss from continuing operations	(285,261)	(325,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,762	9,676
Stock-based compensation	50,257	108,369
Equity in net loss of affiliates	16,025	4,090
Revaluation of financial instruments	7,906	192
Revaluation of contingent stock consideration	(2,472)	—
Inventory write-downs	12,718	10,890
Non-cash interest expense	19,363	2,457
Loss on supplier deposits	17,717	—
Gain on divestiture of affiliate	(70,849)	—
Loss on debt extinguishment	20,362	—
Other non-cash activity	1,015	273
Changes in operating assets and liabilities:
Accounts receivable, net	11,640	(16,726)
Inventory	11,725	(60,468)
Prepaid expenses and other current assets	(48,583)	(12,631)
Other assets	(2,041)	(608)
Accounts payable, accrued expenses and other current liabilities	(59,474)	15,395
Long-term deposits	(1,293)	(8,281)
Operating lease liabilities	(779)	(277)
Other long-term liabilities	3,097	(224)
Net cash used in operating activities	(287,165)	(273,811)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(87,719)	(67,316)
Divestiture of affiliate	35,000	—
Payments to Assignee	(2,724)	—
Investments in affiliates	(84)	(23,027)
Net cash used in investing activities	(55,527)	(90,343)
See accompanying notes to the consolidated financial statements.

Cash flows from financing activities
Proceeds from the exercise of stock options	1,040	565
Proceeds from issuance of shares under the Tumim Purchase Agreements	67,587	123,672
Proceeds from registered direct offering, net of underwriters discount	63,806	—
Proceeds from public offering, net of underwriters discount	32,244	—
Proceeds from issuance of common stock under Equity Distribution Agreement, net of commissions paid	61,565	—
Proceeds from issuance of convertible notes, net of discount and issuance costs	52,075	183,510
Proceeds from issuance of Collateralized Promissory Notes	—	50,000
Proceeds from issuance of financing obligation, net of issuance costs	49,605	38,582
Proceeds from insurance premium financing	3,909	—
Repayment of debt and promissory notes	(5,057)	(25,000)
Payments on insurance premium financing	(2,381)	—
Payments on finance lease liabilities and financing obligation	(255)	(192)
Net cash provided by financing activities	324,138	371,137
Net increase (decrease) in cash and cash equivalents, including restricted cash and cash equivalents	(18,554)	6,983
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	313,909	522,241
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$295,355	$529,224

Cash flows from discontinued operations:
Operating activities	(4,964)	—
Investing activities	(1,804)	—
Financing activities	(572)	—
Net cash used in discontinued operations	$(7,340)	$—

Supplementary cash flow disclosures:
Cash paid for interest	$2,881	$953
Cash interest received	$3,595	$100
Supplementary disclosures for noncash investing and financing activities:
Conversion of 5% Senior Convertible Notes into common stock	$107,180	$—
Contingent stock consideration for divestiture of affiliate	$25,956	$—
Embedded derivative liability bifurcated from April 2023 Toggle Convertible Notes	$21,180	$—
Purchases of property, plant and equipment included in liabilities	$19,785	$26,207
PIK interest	$14,174	$1,784
Reclassification from equity to liability for certain share-based awards	$2,006	$—
Accrued commissions under Equity Distribution Agreement	$791	$—
Embedded derivative asset bifurcated from June 2022 Toggle Convertible Notes	$—	$1,500
Accrued debt issuance costs	$—	$294
Leased assets obtained in exchange for new finance lease liabilities	$—	$692
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
(b)Unaudited Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as amended.
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
On October 14, 2022, the Company completed the acquisition of all of the outstanding common stock of Romeo Power, Inc. (“Romeo”) (the "Romeo Acquisition") for a total purchase price of $78.6 million. See Note 3, Business Combination. On June 30, 2023, pursuant to a general assignment (the “Assignment”), the Company transferred ownership of all of Romeo’s right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions (collectively, the “Assets”) to SG Service Co., LLC, in its sole and limited capacity as Assignee for the Benefit of Creditors of Romeo (“Assignee”), and also designated Assignee to act as the assignee for the benefit of creditors of Romeo, such that, as of June 30, 2023, Assignee succeeded to all of Romeo’s right, title and interest in and to the Assets. The results of operations of Romeo are reported as discontinued operations for the three and six months ended June 30, 2023. See Note 10, Deconsolidation of Subsidiary, for additional information.
All references made to financial data in this Quarterly Report on Form 10-Q are to the Company's continuing operations, unless otherwise specifically noted.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
additional capital. Additional stock financing may not be available on favorable terms, or at all, and would be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments.
The Company has secured and intends to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the equity distribution agreement with Citigroup Global Markets Inc. ("Citi"), as sales agent, see Note 8, Capital Structure, the second common stock purchase agreement with Tumim Stone Capital LLC, see Note 8, Capital Structure, and the securities purchase agreement with investors for the sale of an additional principal amount of unsecured senior convertible notes, see Note 7, Debt and Finance Lease Liabilities. However, the ability to access the equity distribution agreement and second common stock purchase agreement are dependent on common stock trading volumes, the market price of the Company’s common stock and registration of additional shares. The Company's amendment to the Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 800,000,000 to 1,600,000,000, was approved by the stockholders at the Company's annual meeting of stockholders on August 3, 2023; however, the ability to access the remaining availability of the equity distribution agreement and second common stock purchase agreement cannot be assured, and as a result cannot be included as sources of liquidity for the Company’s ASC 205-40 analysis.
If capital is not available to the Company when, and in the amounts needed, the Company would be required to delay, scale back, or abandon some or all of its development programs and operations, which could materially harm the Company’s business, financial condition and results of operations. The result of the Company’s ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these consolidated financial statements.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
As of June 30, 2023 and December 31, 2022, the Company had $68.7 million and $88.1 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and primarily consists of securitization of the Company's letters of credit, leases, and debt. See Note 7, Debt and Finance Lease Liabilities, for additional details.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of
	June 30, 2023	December 31, 2022	June 30, 2022
Cash and cash equivalents	$226,673	$225,850	$441,765
Restricted cash and cash equivalents – current	600	10,600	—
Restricted cash and cash equivalents – non-current	68,082	77,459	87,459
Cash, cash equivalents and restricted cash and cash equivalents	$295,355	$313,909	$529,224

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(b)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$109	$109

Liabilities
Warrant liability	$—	$—	$65	$65
Derivative liability	—	—	29,340	29,340
Liability classified awards	2,006	—	—	2,006

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$170	$170

Liabilities
Warrant liability	$—	$—	$380	$380
5% Senior Convertible Notes	—	—	50,000	50,000
Put premium derivative asset
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior paid in kind ("PIK") toggle notes (the “June 2022 Toggle Convertible Notes”). In conjunction with the issuance of the June 2022 Toggle Convertible Notes, the Company entered into a premium letter agreement (the "Put Premium") with the purchasers (the "Note Purchasers") of the June 2022 Toggle Convertible Notes which requires the Note Purchasers to pay $9.0 million to the Company if during the period through the date that is thirty months after the closing date of the private placement of June 2022 Toggle Convertible Notes, the last reported sale price of the Company's common stock has been at least $20.00 for at least 20 trading days during any consecutive 40 trading day period.
The Put Premium was determined to be an embedded derivative asset and met the criteria to be separated from the host contract and carried at fair value. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized in other income (expense), net on the consolidated statements of operations. The fair value of the derivative asset is included in other assets on the consolidated balance sheets. The change in fair value of the derivative asset was as follows:

Three and Six Months Ended June 30, 2022
Estimated fair value as of June 1, 2022	$1,500
Change in fair value	(700)
Estimated fair value as of June 30, 2022	$800
The fair value of the derivative asset was immaterial as of June 30, 2023 and December 31, 2022.
Derivative Liabilities
Embedded conversion features derivative liability
On April 11, 2023, the Company completed an exchange (the "Exchange") of $100.0 million aggregate principal amount of the Company's existing June 2022 Toggle Convertible Notes for the issuance of $100.0 million aggregate principal amount of 8.00% / 11.00% Series B convertible senior PIK toggle notes (the "April 2023 Toggle Convertible Notes"). The April

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2023 Toggle Convertible Notes were issued pursuant to an indenture dated as of April 11, 2023 (the "April 2023 Toggle Convertible Notes Indenture").
The April 2023 Toggle Convertible Notes Indenture, among other things, limits conversion of the April 2023 Toggle Convertible Notes in certain instances until the earlier to occur of (x) an increase in the number of authorized shares in an amount sufficient to, among other things, allow for the issuance of common stock underlying the April 2023 Toggle Convertible Notes and (y) October 11, 2023, and provides that the Company shall elect to settle conversions of the April 2023 Toggle Convertible Notes in cash until such increase in the number of authorized shares has occurred, and the Company obtains the stockholder approval contemplated by Rule 5635 of the Nasdaq listing rules ("Nasdaq Rule").
The conversion features embedded to the April 2023 Toggle Convertible Notes were bifurcated and recognized separately at fair value due to the temporary requirement to settle conversions in cash, in certain instances, until stockholder approval as contemplated by Nasdaq Rule 5635 is obtained to increase the number of authorized shares. Upon the Exchange, the Company recognized $21.2 million for the embedded conversion features as a derivative liability within accrued expenses and other current liabilities on the consolidated balance sheets. The derivative liability was remeasured as of June 30, 2023, with changes in its fair value recorded in other income (expense), net on the consolidated statements of operations. During the three and six months ended June 30, 2023, the change in fair value of the derivative liability was as follows:

Three and Six Months Ended June 30, 2023
Estimated fair value at April 11, 2023	$21,180
Change in estimated fair value	8,160
Estimated fair value at June 30, 2023	$29,340
The fair value of the conversion features was estimated by applying a with-and-without approach to a binomial lattice model. The following reflects the inputs and assumptions used:

	As of
	June 30, 2023	April 11, 2023
Stock price	$1.38	$1.09
Conversion price	$1.46	$1.46
Risk free rate	4.49%	3.76%
Equity volatility	60%	70%
Expected dividend yield	—%	—%
Credit spread	17.20%	16.40%
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
The Price Differential was a freestanding financial instrument and accounted for as a derivative liability. The derivative liability was remeasured at each reporting period with changes in its fair value recorded in other income (expense),

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
net on the consolidated statements of operations. The first price differential was settled in the fourth quarter of 2021. During the three and six months ended June 30, 2022, the change in fair value of the derivative liability was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Estimated fair value - beginning of the period	$3,752	$4,189
Change in estimated fair value	2,836	2,399
Estimated fair value - end of the period	$6,588	$6,588
The fair value as of June 30, 2022, was based on the settlement amount that was subsequently paid on July 1, 2022.
Liability classified awards
During the second quarter of 2023, the Company reclassified certain share-based payment awards from equity to liabilities that would require cash settlement upon distribution or exercise. The fair value of these awards is determined based on the closing price of the Company's stock as of the end of each reporting period. Changes in the fair value of the liability are recognized as compensation cost over the requisite service period. The fair value accrued as compensation cost at the end of each period is equal to the percentage of the requisite service that has been rendered at that date. Changes in the fair value of liability classified awards during the three months ended June 30, 2023, were immaterial.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The change in warranty liability for the three and six months ended June 30, 2023 and 2022 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accrued warranty - beginning of period	$9,248	$—	$7,788	$—
Warranty costs incurred	(553)	—	(584)	—
Net changes in liability for pre-existing warranties	(242)	—	(544)	—
Provision for new warranties	2,604	2,203	4,397	2,203
Accrued warranty - end of period	$11,057	$2,203	$11,057	$2,203
As of June 30, 2023, warranty accrual of $2.0 million was recorded in accrued expenses and other current liabilities and $9.0 million in other long-term liabilities on the consolidated balance sheets. As of December 31, 2022, warranty accrual of $1.5 million was recorded in accrued expenses and other current liabilities and $6.3 million in other long-term liabilities on the consolidated balance sheets.
3.BUSINESS COMBINATION
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the second quarter of 2023, the Company transferred ownership of all of Romeo’s right, title and interest in and to all of its tangible and intangible assets to an Assignee, who is designated Assignee to act as the assignee for the benefit of creditors of Romeo. Refer to Note 10, Deconsolidation of Subsidiary, for additional information.
4.BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at June 30, 2023 and December 31, 2022, respectively:

	As of
	June 30, 2023	December 31, 2022
Raw materials	$21,777	$52,442
Work in process	25,562	9,646
Finished goods	33,860	47,677
Service parts	5,436	2,105
Total inventory	$86,635	$111,870
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at June 30, 2023 and December 31, 2022, respectively:

	As of
	June 30, 2023	December 31, 2022
Contingent stock consideration receivable	$28,428	$—
Deposits	17,150	3,917
Prepaid expenses	9,248	5,748
Headquarters sale agreement receivable	6,543	5,487
Prepaid insurance premiums	4,496	3,611
Non-trade receivables	3,707	6,064
Prepaid software	2,728	1,015
Deferred implementation costs	710	2,101
Total prepaid expenses and other current assets	$73,010	$27,943
Deferred implementation costs
Deferred implementation costs are amortized on a straight-line basis over the estimated useful life of the related software. The Company recorded an immaterial amount of amortization expense on the consolidated statements of operations for the three and six months ended June 30, 2023, related to deferred implementation costs.
During the second quarter of 2022, the Company re-assessed the estimated useful life of its existing enterprise resource planning system as a result of ongoing re-implementation. The Company recorded $1.2 million and $1.3 million of amortization expense on the consolidated statements of operations for the three and six months ended June 30, 2022, respectively, related to deferred implementation costs.
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Construction-in-progress	$248,956	$209,187
Buildings	136,567	127,797
Equipment	47,115	35,257
Tooling	29,449	17,693
Land	24,762	24,762
Demo vehicles	16,007	15,215
Software	8,495	8,568
Other	3,571	3,501
Leasehold improvements	3,046	2,953
Finance lease assets	2,193	2,193
Furniture and fixtures	1,494	1,492
Property, plant and equipment, gross	521,655	448,618
Less: accumulated depreciation and amortization	(38,612)	(30,833)
Total property, plant and equipment, net	$483,043	$417,785

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Construction-in-progress on the Company's consolidated balance sheets as of June 30, 2023 relates primarily to the expansion of the Company's manufacturing plant in Coolidge, Arizona, development of hydrogen infrastructure, and expansion of the Company's headquarters and R&D facility in Phoenix, Arizona.
Depreciation expense for the three months ended June 30, 2023 and 2022 was $4.5 million and $3.5 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $8.8 million and $6.6 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
SEC settlement	$87,000	$90,000
Derivative liability	29,340	—
Accrued purchase of intangible asset	13,608	32,126
Other accrued expenses	9,983	2,152
Accrued outsourced engineering services	9,954	8,056
Accrued legal expenses	5,123	2,041
Inventory received not yet invoiced	5,086	18,167
Accrued purchases of property, plant and equipment	5,071	3,587
Accrued payroll and payroll related expenses	4,548	8,298
Operating lease liabilities, current	2,220	1,979
Warranty liability, current	2,024	1,484
Supply agreement revision commitment	—	10,000
Accrued Equity Distribution Agreement fees	—	1,681
Total accrued expenses and other current liabilities	$173,957	$179,571
5. INVESTMENTS IN AFFILIATES
Investments in unconsolidated affiliates accounted for under the equity method consisted of the following:

		As of
	Ownership as of June 30, 2023	June 30, 2023	December 31, 2022
Nikola Iveco Europe GmbH	—%	$—	$4,142
Wabash Valley Resources LLC	20%	57,289	57,674
Nikola - TA HRS 1, LLC	50%	1,000	1,000
		$58,289	$62,816

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Equity in net loss of affiliates on the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity in net loss of affiliates:
Nikola Iveco Europe GmbH	$(7,146)	$(1,201)	$(15,556)	$(4,039)
Wabash Valley Resources LLC	(471)	(69)	(469)	(51)
Total equity in net loss of affiliates	$(7,617)	$(1,270)	$(16,025)	$(4,090)
Nikola Iveco Europe GmbH
In April 2020, the Company and Iveco S.P.A. ("Iveco") became parties to a series of agreements which established a joint venture in Europe, Nikola Iveco Europe GmbH. The operations of the joint venture are located in Ulm, Germany, and consist of manufacturing the FCEV and BEV Class 8 trucks for the European market. The agreements provided for a 50/50 ownership of the joint venture and a 50/50 allocation of the joint venture's production volumes and profits between the Company and Iveco. Nikola Iveco Europe GmbH was considered a variable interest entity ("VIE") due to insufficient equity to finance its activities without additional subordinated financial support. The Company was not considered the primary beneficiary as it did not have the power to direct the activities that most significantly impact the economic performance based on the terms of the agreements. Accordingly, the VIE was accounted for under the equity method.
On June 29, 2023 (the "Divestiture Closing"), the Company and Iveco executed the European Joint Venture Transaction Agreement (the "Transaction Agreement") whereby the Company sold its 50% equity interest in Nikola Iveco Europe GmbH to Iveco for $35.0 million. In conjunction with the Transaction Agreement, the Company issued an intellectual property license agreement (the “License Agreement”), which grants Iveco and Nikola Iveco Europe GmbH a non-exclusive, perpetual, irrevocable, fully sublicensable, transferable, and fully assignable license ("Licensed Software") to software and controls technology related to the BEV and FCEV. According to the terms of the Transaction Agreement, the Company may also receive 20.6 million shares of its own common stock from Iveco, contingent on successful due diligence ("Software Due Diligence") performed by Iveco and its consultants on the Licensed Software delivered to Iveco on the Divestiture Closing pursuant to the License Agreement. The Software Due Diligence is evaluated based on mutually agreed criteria between Iveco and the Company and will be performed starting on the June 29, 2023, and ending on August 4, 2023.
On the Divestiture Closing, the Company recognized a gain equal to the difference between the consideration received and its basis in the Nikola Iveco Europe GmbH investment, consisting of a liability balance of $11.4 million for investment in affiliates, and cumulative currency translation losses of $1.5 million. The delivery of the Licensed Software on the Divestiture Closing was determined to represent a right to use the Licensed Software and the performance obligation was satisfied upon the delivery of the Licensed Software on Divestiture Closing. The Company recognized gains related to the derecognition of its basis in Nikola Iveco Europe GmbH and delivery of the Licensed Software in gain on divestiture of affiliate on the consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recognized a gain of $70.8 million in gain on divestiture of affiliates consisting of the following:

Three and Six Months Ended
June 30, 2023
Cash consideration received	$35,000
Contingent stock consideration receivable	25,956
Derecognition of investment in affiliate	11,428
Derecognition of cumulative currency translation losses	(1,535)
Gain on divestiture of affiliate	$70,849
Contingent stock consideration receivable

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The contingent stock consideration was accounted for as variable consideration and included in total consideration as of Divestiture Closing, as it is not probable that a significant reversal of such consideration will occur upon resolution of the contingency. The fair value of the contingent consideration was determined based on the closing price of the Company's common stock price as of the Divestiture Closing. As of June 30, 2023, the fair value of the contingent stock consideration was $28.4 million, and during the three and six months ended June 30, 2023, the Company recognized a change in fair value of $2.5 million in other income (expense), net on the consolidated statements of operations.
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
As of June 30, 2023, the Company's maximum exposure to loss was $57.6 million, which represents the book value of the Company's equity interest and loans to WVR for $0.3 million.
Nikola - TA HRS 1, LLC
In March 2022, the Company and Travel Centers of America, Inc. ("TA") entered into a series of agreements which established a joint venture, Nikola - TA HRS 1, LLC. The operations expected to be performed by the joint venture consist of the development, operation and maintenance of a hydrogen fueling station. Operations have not commenced as of June 30, 2023.
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
6. INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$8,929	$41,071
FCPM license	47,181	—	47,181
Other intangibles	1,650	338	1,312
Total intangible assets	$98,831	$9,267	$89,564

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$5,357	$44,643
FCPM license	47,181	—	47,181
Other intangibles	800	151	649
Total intangible assets	$97,981	$5,508	$92,473
Amortization expense related to intangible assets for the three and six months ended June 30, 2023 was $1.8 million and $3.8 million, respectively. Amortization expense related to intangible assets for the three and six months ended June 30, 2022 was $1.8 million and $1.9 million, respectively.
In 2021, the Company acquired a license for fuel cell power modules ("FCPMs") for use in the production of FCEVs. The Company will amortize the license beginning at the start of production for FCEVs in the second half of 2023. As of June 30, 2023, the Company has not started amortizing the license.
7. DEBT AND FINANCE LEASE LIABILITIES
A summary of debt and finance lease liabilities as of June 30, 2023 and December 31, 2022, were as follows:

	As of
	June 30, 2023	December 31, 2022
Current:
Promissory notes	$9,459	$9,309
Insurance premium financing	3,528	1,999
Finance lease liabilities	382	367
Financing obligations	48	—
5% Senior Convertible Notes	—	50,000
Debt and finance lease liabilities, current	$13,417	$61,675

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
	June 30, 2023	December 31, 2022
Non-current:
Toggle Convertible Notes	$212,876	$199,786
Financing obligations	101,002	50,359
Promissory notes	33,958	39,165
Finance lease liabilities	556	818
Long-term debt and finance lease liabilities, net of current portion	$348,392	$290,128
The fair values of the following debt obligations are estimated using level 2 fair value inputs, including stock price and risk-free rates. The following table presents the carrying value and estimated fair values:

	As of June 30, 2023
	Carrying Value	Fair Value
June 2022 Toggle Convertible Notes	$107,013	$78,370
April 2023 Toggle Convertible Notes	94,846	126,260
June 2023 Toggle Convertible Notes	11,017	11,570
Collateralized Note	40,050	39,043
Second Collateralized Note	3,367	3,280
Insurance Premium financing	3,528	3,526
Toggle Convertible Notes
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of the Company's June 2022 Toggle Convertible Notes, which will mature on May 31, 2026. The June 2022 Toggle Convertible Notes were issued pursuant to an indenture, dated as of June 1, 2022 (the " June 2022 Toggle Convertible Notes Indenture").
In April 2023, the Company completed an exchange of $100.0 million aggregate principal amount of the Company's June 2022 Toggle Convertible Notes for the issuance of $100.0 million aggregate principal amount of April 2023 Toggle Convertible Notes, which will mature on May 31, 2026. The April 2023 Toggle Convertible Notes were issued pursuant to the April 2023 Toggle Convertible Notes Indenture. In conjunction with the issuance of the April 2023 Notes, the Company executed the first supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of April 3, 2023 (the "First Supplemental Indenture to June 2022 Notes"), and the second supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of April 10, 2023 (the "Second Supplemental Indenture to June 2022 Notes"), which First Supplemental Indenture to June 2022 Notes, among other things, amended the conversion provisions of the June 2022 Toggle Convertible Notes Indenture to limit conversions of the June 2022 Toggle Convertible Notes in certain instances until the earlier to occur of (x) an increase in the number of authorized shares in an amount sufficient to, among other things, allow for the issuance of common stock underlying the June 2022 Toggle Convertible Notes and (y) October 11, 2023, and provide that the Company shall elect to settle conversions of the June 2022 Toggle Convertible Notes in cash prior to such increase in the number of authorized shares.
Additionally, in June 2023, the Company completed a private placement of $11.0 million aggregate principal amount of unsecured 8.00% / 8.00% Series C convertible senior PIK toggle notes (the "June 2023 Toggle Convertible Notes" and together with the June 2022 Toggle Convertible Notes and the April 2023 Toggle Convertible Notes, the "Toggle Convertible Notes"), which will mature on May 31, 2026. The June 2023 Toggle Convertible Notes were issued pursuant to an indenture dated as of June 23, 2023 (the "June 2023 Toggle Convertible Notes Indenture" and, together with the June 2022 Toggle Convertible Notes Indenture and the April 2023 Toggle Convertible Notes Indenture, the "Toggle Convertible Notes Indentures"). The June 2023 Toggle Convertible Notes were issued in consideration as a consent fee to the holders for execution of the third supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of June 23, 2023 (the "Third Supplemental Indenture to June 2022 Notes"), and the first supplemental indenture to the April 2023 Toggle Convertible Notes Indenture dated as of June 23, 2023 (the "First Supplemental Indenture to April 2023 Notes"), which, among other things,

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
released Romeo as a guarantor of the June 2022 Toggle Convertible Notes and the April 2023 Toggle Convertible Notes, respectively.
Below is a summary of certain terms of the Toggle Convertible Notes:
Interest Payments
The Company can elect to make any interest payment on the Toggle Convertible Notes in cash ("Cash Interest"), through the issuance of additional Toggle Convertible Notes in the form of the Toggle Convertible Notes with respect to which such interest is due ("PIK Interest"), or any combination thereof. Interest on the Toggle Convertible Notes is payable semi-annually in arrears. The interest rates and payment dates for each of the Toggle Convertible Notes is summarized below:

	June 2022 Toggle Convertible Notes	April 2023 Toggle Convertible Notes	June 2023 Toggle Convertible Notes
PIK interest rate (per annum)	11.00%	11.00%	8.00%
Cash interest rate (per annum)	8.00%	8.00%	8.00%
Semi-annual interest payable dates	May 31 and November 30 of each year	May 31 and November 30 of each year	June 30 and December 31 of each year
First interest payment date	November 30, 2022	May 31, 2023	December 31, 2023
The April 2023 Toggle Convertible Note and June 2023 Toggle Convertible Note shall bear interest at the applicable Cash Interest rate or PIK Interest rate from November 30, 2022 and June 23, 2023, respectively.
Conversions
Based on the applicable conversion rates, the Toggle Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election; however, conversions of the Toggle Convertible Notes are limited in certain instances until the earlier to occur of (x) an increase in the number of authorized shares in an amount sufficient to, among other things, allow for the issuance of common stock underlying such Toggle Convertible Notes and (y) October 11, 2023, and the Company shall elect to settle conversions of the Toggle Convertible Notes in cash until such increase in the number of authorized shares has occurred and in the case of conversions of the April 2023 Toggle Convertible Notes, we obtain the stockholder approval contemplated by Nasdaq Rule 5635.
The initial conversion rates are 114.3602 and 686.8132 shares per $1,000 principal amount of the June 2022 Toggle Convertible Notes and April 2023 Toggle Convertible Notes, respectively, subject to customary anti-dilution adjustments in certain circumstances, which represent initial conversion prices of approximately $8.74 and $1.46 per share, respectively.
With respect to the June 2023 Toggle Convertible Notes, the initial conversion rate shall be an amount equal to (a) 674.4258 divided by (b) a quotient, (i) the numerator of which is the sum of (x) the initial principal amount of the June 2023 Toggle Convertible Notes outstanding immediately prior to such conversion and (y) the aggregate amount capitalized related to PIK Interest issuances in respect of interest that came due on the June 2023 Toggle Convertible Notes and (ii) the denominator of which is the initial principal amount of the June 2023 Toggle Convertible Notes.
The Toggle Convertible Notes Indentures provide that prior to February 28, 2026, the Toggle Convertible Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after February 28, 2026, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Toggle Convertible Notes.
Holders of the Toggle Convertible Notes will have the right to convert all or a portion of their Toggle Convertible Notes prior to the close of business on the business day immediately preceding February 28, 2026 only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2022 for the June 2022 Toggle Convertible Notes, during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2023 for the April 2023 Toggle Convertible Notes, during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2023 for the June 2023 Toggle Convertible Notes (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
price for the Toggle Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Toggle Convertible Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate of the Toggle Convertible Notes on each such trading day; (iii) if the Company calls such Toggle Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events.
Redemption
Except with respect to the June 2023 Toggle Convertible Notes as described in the immediately succeeding paragraph, the Company may not redeem the Toggle Convertible Notes prior to June 1, 2025. The Company may redeem the Toggle Convertible Notes in whole or in part, at its option, on or after such date and prior to the 26th scheduled trading day immediately preceding the maturity date, for a cash purchase price equal to the aggregate principal amount of any Toggle Convertible Notes to be redeemed plus accrued and unpaid interest.
The June 2023 Toggle Convertible Notes provide for an additional optional redemption period from the initial issuance of such Toggle Convertible Notes through the first interest payment date of December 31, 2023, in whole and not in part for a cash purchase price equal to the aggregate principal amount of the June 2023 Toggle Convertible Notes.
In addition, following certain corporate events that occur prior to the maturity date or following issuance by the Company of a notice of redemption, in certain circumstances, the Company will increase the conversion rate for a holder who elects to convert its Toggle Convertible Notes (other than the June 2023 Toggle Convertible Notes) in connection with such a corporate event or who elects to convert any such Toggle Convertible Notes called for redemption during the related redemption period. Additionally, in the event of a fundamental change or a change in control transaction, holders of the Toggle Convertible Notes will have the right to require the Company to repurchase all or a portion of their Toggle Convertible Notes at a price equal to 100% of the capitalized principal amount of such Toggle Convertible Notes, in the case of a fundamental change, or 130% of the capitalized principal amount of such Toggle Convertible Notes, in the case of change in control transactions, in each case plus any accrued and unpaid interest to, but excluding, the repurchase date.
The Toggle Convertible Notes Indentures include restrictive covenants that, subject to specified exceptions, limit the ability of the Company and its subsidiaries to incur secured debt in excess of $500.0 million, incur other subsidiary guarantees, and sell equity interests of any subsidiary that guarantees the Toggle Convertible Notes. In addition, the Toggle Convertible Notes Indentures include customary terms and covenants, including certain events of default after which the holders may accelerate the maturity of the Toggle Convertible Notes issued thereunder and cause them to become due and payable immediately upon such acceleration. In conjunction with the issuance of the June 2022 Toggle Convertible Notes, the Company executed the Put Premium which was determined to be an embedded derivative that met the criteria for bifurcation from the host. The total proceeds received were first allocated to the fair value of the bifurcated derivative asset, and the remaining proceeds allocated to the host resulting in an adjustment to the initial purchasers' debt discount.
The net proceeds from the sale of the June 2022 Toggle Convertible Notes were $183.2 million, net of initial purchasers' discounts and debt issuance costs. Unamortized debt discount and issuance costs were reported as a direct deduction from the face amount of the June 2022 Toggle Convertible Notes.
During the second quarter of 2023, the exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million of April 2023 Toggle Convertible Notes was determined to represent a substantial change in terms and extinguishment accounting was applied. The Company recognized a loss on debt extinguishment of $20.4 million for the three and six months ended June 30, 2023. As part of the assessment of the exchange, the Company bifurcated the conversion features on the April 2023 Toggle Convertible Notes and recognized a derivative liability of $21.2 million as of the exchange date, resulting in an adjustment to the debt discount.
Additionally, during the second quarter of 2023, the execution of the Third Supplemental Indenture to June 2022 Notes and First Supplemental Indenture to April 2023 Notes were deemed modifications to the Toggle Convertible Notes outstanding under the June 2022 Toggle Convertible Notes Indenture and April 2023 Toggle Convertible Notes Indenture, respectively, as the amended terms did not substantially change the terms of the respective notes. The consideration paid to the holders in the form of the issuance of the June 2023 Toggle Convertible Notes was recognized as an issuance cost upon modification and is

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
amortized as an adjustment of interest expense over the remaining terms of the June 2022 Toggle Convertible Notes and April 2023 Toggle Convertible Notes.
The net carrying amounts of the debt component of the Toggle Convertible Notes as of June 30, 2023 were as follows:

	June 2022 Toggle Convertible Notes	April 2023 Toggle Convertible Notes	June 2023 Toggle Convertible Notes
Principal amount	$117,041	$105,500	$11,000
Accrued PIK interest	1,109	999	17
Unamortized discount	(2,691)	(6,296)	—
Unamortized issuance costs	(8,446)	(5,357)	—
Net carrying amount	$107,013	$94,846	$11,017
The net carrying amounts of the debt component of the Toggle Convertible Notes as of December 31, 2022 were as follows:

June 2022 Toggle Convertible Notes
Principal amount	$210,939
Accrued PIK interest	1,998
Unamortized discount	(6,443)
Unamortized issuance costs	(6,708)
Net carrying amount	$199,786
As of June 30, 2023, the effective interest rates on the June 2022 Toggle Convertible Notes, April 2023 Toggle Convertible Notes and June 2023 Toggle Convertible Notes were 13.90% and 14.38% and 8.00%, respectively. Amortization of the debt discount and issuance costs is reported as a component of interest expense and is computed using the straight-line method over the term of the applicable Toggle Convertible Notes, which approximates the effective interest method.
The following table presents the Company's interest expense related to the June 2022 Toggle Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$3,109	$1,784	$6,159	$1,784
Amortization of debt discount and issuance costs	803	307	1,735	307
Total interest expense	$3,912	$2,091	$7,894	$2,091
The following table presents the Company's interest expense related to the April 2023 Toggle Convertible Notes:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Contractual interest expense	$2,802	$5,552
Amortization of debt discount and issuance costs	712	712
Total interest expense	$3,514	$6,264

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interest expense related to the June 2023 Toggle Convertible Notes was immaterial for the three and six months ended June 30, 2023.
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
Subsequent to the initial closing, the Company entered into amended securities purchase agreements (the "Amended Purchase Agreements") pursuant to which the Company consummated additional closings on March 17, 2023 for the sale of $25.0 million in aggregate principal amount of 5% Senior Convertible Notes (the "Series B-1 Notes"), on May 10, 2023 for the sale of $15.0 million in aggregate principal amount of 5% Senior Convertible Notes (the "Series B-2 Notes"), and on May 25, 2023 for the sale of $12.1 million in aggregate principal amount of 5% Senior Convertible Notes (the "Series B-3 Notes").
The purchase price for the 5% Senior Convertible Notes is $1,000 per $1,000 principal amount. Subject to certain conditions being met or waived, at the option of the Company, one or more additional closings for up to the remaining principal amount of 5% Senior Convertible Notes may occur. The aggregate principal amount of 5% Senior Convertible Notes that may be offered in the additional closings may not be more than $22.9 million and the Company’s option to sell additional 5% Senior Convertible Notes will be exercisable until the first anniversary of the date of the Purchase Agreement (or such earlier date as the Company shall determine, in its sole discretion, by written notice to the investors).
Each 5% Senior Convertible Note will accrue interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning April 1, 2023 for the Series A Notes, June 1, 2023 for the Series B-1 Notes and July 1, 2023 for the Series B-2 and Series B-3 Notes. Interest will be payable in cash or shares of the Company's common stock or in a combination of cash and shares of common stock, at the Company’s option. The interest rate will increase to an annual rate of 12.5% per annum upon the occurrence and during the continuance of an event of default under the term of the 5% Senior Convertible Notes. Each 5% Senior Convertible Note issued pursuant to the Purchase Agreement and Amended Purchase Agreement will have a maturity date of one year from issuance, which may be extended at the option of the noteholders in certain instances. Upon any conversion, redemption or other repayment of a 5% Senior Convertible Note, a “make-whole” amount equal to the amount of additional interest that would accrue under such 5% Senior Convertible Note at the interest rate then in effect assuming that the outstanding principal of such 5% Senior Convertible Notes remained outstanding through and including the maturity date of such 5% Senior Convertible Note.
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

	Reference Price	Floor Price
Series A Notes	$5.975	$0.478
Series B-1 Notes	$4.050	$0.478
Series B-2 Notes	$2.140	$0.478
Series B-3 Notes	$1.952	$0.478

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table summarizes conversions of the 5% Senior Convertible Notes during the six months ended June 30, 2023:

	Series A Notes	Series B-1 Notes	Series B-2 Notes	Series B-3 Notes
Shares of common stock issued for conversions	21,785,618	21,127,720	21,758,268	22,639,159
Principal balance converted	$50,000	$25,000	$15,000	$12,075
Make-whole interest converted	$2,500	$1,250	$750	$604
Average conversion price	$2.41	$1.24	$0.72	$0.56

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes conversions of the 5% Senior Convertible Notes during the three months ended June 30, 2023:

	Series A Notes	Series B-1 Notes	Series B-2 Notes	Series B-3 Notes
Shares of common stock issued for conversions	—	10,555,032	21,758,268	22,639,159
Principal balance converted	$—	$10,714	$15,000	$12,075
Make-whole interest converted	$—	$536	$750	$604
Average conversion price	$—	$1.07	$0.72	$0.56
The Company elected to account for the 5% Senior Convertible Notes pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The Company believes that the fair value option better reflects the underlying economics of the 5% Senior Convertible Notes. As of June 30, 2023 and December 31, 2022, the Company recognized zero and $50.0 million, respectively, on the consolidated balance sheets for the fair value of 5% Senior Convertible Notes outstanding.
Financing Obligations
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
After the Sale Date and through June 30, 2023, the Company recognized an additional $13.1 million for financing obligations on the Company's consolidated balance sheets for construction completed after the Sale Date. As of June 30, 2023, the Company has recognized a HQ Sale Agreement receivable of $6.5 million for funds not yet received for construction completed in prepaid expenses and other current assets. Additionally, for the three and six months ended June 30, 2023, the Company recognized $0.9 million and $1.8 million, respectively, of interest expense related to interest on the financing obligation and amortization of debt issuance costs. For the three and six months ended June 30, 2022, the Company recognized $0.5 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
On June 29, 2023 (the "Land Sale Date"), the Company entered into a sale agreement (the "Land Sale Agreement"), pursuant to which the Company sold the land in Coolidge, Arizona on which the Company's manufacturing facility is located for a purchase price of $50.4 million. Concurrent with the sale, the Company entered into a lease agreement (the "Land Lease Agreement"), whereby the Company leased back the land for an initial term of 99 years. The Land Lease Agreement grants the Company an option to repurchase the land upon the fiftieth (50th) anniversary of the Land Sale Date for a price equal to the greater of the fair market value, or 300% of the purchase price. As of the Land Sale Date, the Company considered the purchase option reasonably certain of being exercised.
The buyer is not considered to have obtained control of the land because the lease is classified as a finance lease. Accordingly, the sale of the land in Coolidge, Arizona is not recognized and the land continues to be recognized on the

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company's consolidated balance sheets. As of the Land Sale Date, the Company recorded $49.4 million as a financing obligation on the Company's consolidated balance sheets representing proceeds received net of debt issuance costs of $1.0 million. Rent payments under the terms of the Land Lease Agreement will be allocated between interest expense and principal repayments using the effective interest method. Additionally, debt issuance costs will be amortized to interest expense over the lease term.
For the three and six months ended June 30, 2023, interest expense related to interest on the financing obligation and amortization of debt issuance costs was immaterial.
Collateralized Promissory Notes
On June 7, 2022, the Company executed a promissory note and a master security agreement (the "Master Security Agreement") for $50.0 million at a stated interest rate of 4.26% (the "Collateralized Note"). The Collateralized Note is fully collateralized by certain personal property assets as fully described in the Master Security Agreement. The carrying value of personal property assets pledged as collateral was $31.3 million as of June 30, 2023. Additionally, in connection with the Collateralized Note, the Company executed a pledge agreement pursuant to which the Company pledged $50.0 million in cash as additional collateral in order to obtain a more favorable interest rate. The amount pledged is recorded in restricted cash on the consolidated balance sheets as of June 30, 2023. The Collateralized Note carries a 60 month term and is payable in 60 equal consecutive monthly installments due in arrears.
For the three and six months ended June 30, 2023, the Company recognized $0.4 million and $0.9 million of interest expense, respectively, on the Collateralized Note. For the three and six months ended June 30, 2022, the Company recognized $0.1 million of interest expense on the Collateralized Note.
On August 4, 2022, the Company executed a promissory note and a security agreement for $4.0 million at an implied interest rate of 7.00% (the "Second Collateralized Note"). The Second Collateralized Note is fully collateralized by certain personal property assets as fully described in the security agreement. The carrying value of personal property assets pledged as collateral was $9.4 million as of June 30, 2023. The Second Collateralized Note carries a 60 month term and is payable in 60 equal monthly installments due in arrears.
For the three and six months ended June 30, 2023, interest expense related to the Second Collateralized Note was immaterial.
As of June 30, 2023, the Company had $119.9 million of property, plant and equipment including buildings, land, leasehold improvements, machinery and equipment, construction in progress, software and tooling and $6.9 million of operating lease assets encumbered related to obligations of the Company.

Insurance Premium Financing
The Company executed an insurance premium financing agreement pursuant to which the Company financed certain annual insurance premiums for $6.6 million, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payable incurred interest at 2.95%, and matured on March 27, 2023.
During the second quarter of 2023, the Company executed an additional insurance premium financing agreement pursuant to which the Company financed certain annual insurance premiums for $3.9 million, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payable incurred interest at 6.64%, and is due in monthly installments maturing on March 27, 2024.
For the three and six months ended June 30, 2023, interest expense on the insurance premium financing was immaterial.
Letters of Credit
During the third quarter of 2022, the Company executed a $0.6 million letter of credit to secure a customs bond through August 31, 2023. As of June 30, 2023, no amounts have been drawn on the letter of credit.
During the second quarter of 2022, and in conjunction with the execution of the Lease Agreement, the Company executed an irrevocable standby letter of credit for $12.5 million to collateralize the Company's lease obligation. The letter of

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
credit is subject to annual increases commensurate with base rent increases pursuant to the Lease Agreement. The letter of credit will expire upon the expiration of the Lease Agreement, but may be subject to reduction or early termination upon the satisfaction of certain conditions as described in the Lease Agreement.
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million through December 31, 2024 in connection with the execution of a product supply agreement with a vendor. The supply agreement was subsequently amended, reducing the amount of the letter of credit to $15.0 million. As of June 30, 2023, no amounts have been drawn on the letter of credit.
8. CAPITAL STRUCTURE
Shares Authorized
As of June 30, 2023, the Company had authorized a total of 950,000,000 shares consisting of 800,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As of June 30, 2023 and December 31, 2022, the Company had 841,183 and 1,137,850 private warrants outstanding, respectively. The Company assumed the private warrants previously issued by VectoIQ and Romeo through the Business Combination and Romeo Acquisition, respectively, and each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 or $96.96 per share, subject to adjustment.
The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for the issuance of common stock at a price below their exercise price.
For the three months ended June 30, 2023 and 2022, the Company recorded an immaterial gain and $3.3 million gain, respectively, for revaluation of warrant liability on the consolidated statement of operations. For the six months ended June 30, 2023 and 2022, the Company recorded gains of $0.3 million and $2.9 million, respectively, for revaluation of warrant liability on the consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the Company had $0.1 million and $0.4 million, respectively, for warrant liability related to the private warrants outstanding on the consolidated balance sheets.
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
During the six months ended June 30, 2023, the Company sold 3,420,990 shares of common stock, for proceeds of $8.4 million, and terminated the First Tumim Purchase Agreement during the first quarter of 2023. During the three and six

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
months ended June 30, 2022, the Company sold 13,604,600 and 17,248,244 shares of common stock under the First Tumim Purchase Agreement for proceeds of $96.3 million and $123.7 million, respectively.
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
During the three and six months ended June 30, 2023, the Company sold 3,289,301 and 28,790,787 shares of common stock, for proceeds of $2.9 million and $59.2 million, respectively, to Tumim under the Second Tumim Purchase Agreement. As of June 30, 2023, the Second Tumim Purchase Agreement had no registered shares available for issuance and a remaining commitment of $240.8 million, subject to an increase in the authorized common stock.
Equity Distribution Agreement
In August 2022, the Company entered into an equity distribution agreement (the "Equity Distribution Agreement") with Citi as sales agent, pursuant to which the Company can issue and sell shares of its common stock with an aggregate maximum offering price of $400.0 million under the Equity Distribution Agreement. The Company pays Citi a fixed commission rate of 2.5% of gross offering proceeds of shares sold under the Equity Distribution Agreement. During the three and six months ended June 30, 2023, the Company sold 22,007,305 and 39,027,563 shares, respectively, of common stock under the Equity Distribution Agreement at an average price per share of $1.44 and $1.64, respectively, for gross proceeds of $31.6 million and $64.1 million, and net proceeds of approximately $30.8 million and $62.5 million, after $0.8 million and $1.6 million in commissions to the sales agent. Commissions incurred in connection with the Equity Distribution Agreement are reflected as a reduction of additional paid-in capital on the Company's consolidated balance sheets. As of June 30, 2023 and December 31, 2022, zero and $1.7 million, respectively, in commissions were recognized in accrued expenses and other current liabilities on the Company's consolidated balance sheets.
Public Offering
The Company sold 29,910,715 shares of common stock in an underwritten public offering (the "Public Offering") at an offering price of $1.12 per share. The Public Offering closed on April 4, 2023, and the Company received net proceeds of $32.2 million after underwriters discounts and offering costs.
Direct Offering
The Company entered into a stock purchase agreement with an investor (the "Investor") pursuant to which the investor agreed to purchase up to $100.0 million of shares of the Company's common stock in a registered direct offering (the "Direct Offering"), with the actual amount of shares of common stock purchased in the Direct Offering reduced to the extent of the total number of shares issued pursuant to the Public Offering. The Direct Offering closed on April 11, 2023, and the Company sold

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
59,374,999 shares of common stock at the Public Offering price of $1.12 per share to the Investor for net proceeds of $63.2 million, after deducting placement agent fees and offering expenses.
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
Stock Options
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted. Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	22,470,585	$1.31	5.33
Granted	—	—
Exercised	756,372	1.06
Cancelled	162,786	1.31
Outstanding at June 30, 2023	21,551,427	$1.32	3.68
Vested and exercisable as of June 30, 2023	21,551,427	$1.32	3.68
Restricted Stock Units
The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. The time-based RSUs generally vest in increments over a three-year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. The RSUs to directors have a vesting cliff of one year after the grant date.
Changes in RSUs are as follows:

Number of RSUs
Balance at December 31, 2022	19,574,800
Granted	10,228,956
Released	7,772,641
Cancelled	4,202,956
Balance at June 30, 2023	17,828,159

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Market Based RSUs
Through the first quarter of 2023, the Company's market based RSUs contained a stock price index as a benchmark for vesting. The awards vest depending upon a consecutive 20-trading day stock price target of the Company’s common stock. The Company's stock price target was $25 per share. During the second quarter of 2023, the market based RSUs subject to the $25 stock price milestone were cancelled and the Company expensed $6.8 million related to the cancelled awards representing the remaining unamortized expense as of the cancellation date.
On April 24, 2023, the Company granted 2,900,000 performance-based RSUs to the Company's executive officers, which entitle them to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0% and 200% of the target award depending upon the Company's performance at the conclusion of the three-year performance period, ending December 31, 2025. The performance condition of the awards is based on total shareholder return ("TSR") of the Company's common stock relative to a broad group of green energy companies. The TSR performance condition is deemed a market condition. The fair value of the TSR awards on the grant date was determined using a Monte Carlo simulation model, which utilizes significant assumptions including stock volatility and risk free rates, and does not change throughout the vesting period. The grant date fair value of the TSR awards was determined to be $4.0 million and is recognized over the vesting period. The following represents the significant assumptions used to determine the grant date fair value for the TSR awards:

April 24, 2023
Stock price	$0.82
Term (years)	2.70
Risk-free interest rate	3.9%
Expected volatility	99.0%
Expected dividend yield	—%
Changes in market based RSUs are as follows:

Number of Market Based RSUs
Balance at December 31, 2022	2,071,058
Granted	2,900,000
Released	—
Cancelled	2,071,058
Balance at June 30, 2023	2,900,000
Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$668	$—	$1,399	$—
Research and development	6,574	9,300	15,660	18,007
Selling, general, and administrative	18,467	45,541	33,198	90,362
Total stock-based compensation expense	$25,709	$54,841	$50,257	$108,369

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of June 30, 2023, total unrecognized compensation expense was as follows:

Unrecognized Compensation Expense
Market based RSUs	$3,702
RSUs	69,956
Total unrecognized compensation expense at June 30, 2023	$73,658
10. DECONSOLIDATION OF SUBSIDIARY
As discussed in Note 1, Basis of Presentation, on June 30, 2023, the Company transferred ownership of all of Romeo's right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions, to the Assignee. The Company received no cash consideration related to the Assignment.
The Company deconsolidated Romeo as of the Assignment as the Company no longer held a controlling financial interest in Romeo as of that date. The Company did not have any amounts included in accumulated other comprehensive loss associated with Romeo at the time of deconsolidation. The Assignment of Romeo represents a strategic shift and its results are reported as discontinued operations for the prior year periods presented. Following the Assignment, the Company retained no interest in Romeo, and Romeo is not deemed a related party.
In order to deconsolidate Romeo, the carrying values of the assets and liabilities of Romeo were removed from the Company's consolidated balance sheets as of June 30, 2023. In connection with the deconsolidation, the Company recognized a loss from deconsolidation of subsidiaries of $24.9 million which is recorded in loss from deconsolidation of discontinued

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
operations in the consolidated statements of operations for the three and six months ended June 30, 2023 and consisted of the following:

June 30, 2023
Assets deconsolidated:
Cash and cash equivalents	$213
Accounts receivable, net	—
Inventory	7,271
Prepaid expenses and other current assets	3,351
Restricted cash and cash equivalents, non-current	1,500
Property, plant and equipment, net	17,555
Intangible assets, net	656
Investments in affiliates	10,000
Other assets	23,364
Total assets deconsolidated	$63,910
Liabilities deconsolidated:
Accounts payable	$15,583
Accrued expenses and other current liabilities	57,612
Debt and finance lease liabilities, current	1,206
Long-term debt and finance lease liabilities, net of current portion	1,160
Operating lease liabilities	21,664
Warrant liability	8
Other non-current liabilities	—
Total liabilities deconsolidated	97,233
Net liabilities derecognized from deconsolidation	(33,323)
Less: intercompany balances derecognized	54,084
Less: cash payments directly related to deconsolidation	2,724
Less: derecognition of goodwill	1,450
Loss from deconsolidation of discontinued operation	$24,935

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2022, the assets and liabilities of Romeo subject to assignment for the benefit of creditors have been reflected as assets subject to assignment for the benefit of creditors and liabilities subject to assignment for the benefit of creditors on the Company's consolidated balance sheets and consisted of the following:

December 31, 2022
Assets:
Current assets
Cash and cash equivalents	$7,555
Accounts receivable, net	262
Inventory	11,327
Prepaid expenses and other current assets	9,881
Total current assets subject to assignment for the benefit of creditors	29,025
Non-current assets
Restricted cash and cash equivalents, non-current	1,500
Property, plant and equipment, net	19,221
Intangible assets, net	621
Investments in affiliates	10,000
Prepayment - Long-term Supply Agreement	44,835
Other assets	23,948
Total non-current assets subject to assignment for the benefit of creditors	100,125
Total assets subject to assignment for the benefit of creditors	$129,150

Liabilities:
Current liabilities
Accounts payable	$24,672
Accrued expenses and other current liabilities	22,990
Debt and finance lease liabilities, current	1,440
Total current liabilities subject to assignment for the benefit of creditors	49,102
Long-term liabilities
Long-term debt and finance lease liabilities, net of current portion	1,499
Operating lease liabilities	22,132
Warrant liability	40
Total long-term liabilities subject to assignment for the benefit of creditors	23,671
Total liabilities subject to assignment for the benefit of creditors	$72,773

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following represents the major components of loss from discontinued operations presented in the consolidated statements of operations:

	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Revenues	$1,225	$1,665
Cost of revenues	2,272	12,926
Gross loss	(1,047)	(11,261)
Operating expenses:
Research and development	3,053	5,673
Selling, general and administrative	3,926	14,937
Loss on supplier deposits	44,835	44,835
Total operating expenses	51,814	65,445
Loss from operations	(52,861)	(76,706)
Other income (expense), net
Interest expense, net	(22)	(53)
Revaluation of warrant liability	—	33
Loss from discontinued operations	$(52,883)	$(76,726)

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
Income tax expense was immaterial for the three and six months ended June 30, 2023 and 2022 due to cumulative tax losses.
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general, and administrative expense on the consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2023.
Regulatory and Governmental Investigations and Related Internal Review
In September 2020, a short seller reported on certain aspects of the Company’s business and operations. The Company and its board of directors retained Kirkland & Ellis LLP to conduct an internal review in connection with the short-seller article

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(the “Internal Review”), and Kirkland & Ellis LLP promptly contacted the Division of Enforcement of the SEC to make it aware of the commencement of the Internal Review. The Company subsequently learned that the Staff of the Division of Enforcement and the United States Attorney’s Office for the Southern District of New York (the “SDNY”) had opened investigations.
By order dated December 21, 2021, the Company and the SEC reached a settlement arising out of the SEC’s investigation of the Company. Under the terms of the settlement, without admitting or denying the SEC’s findings, the Company among other things, agreed to pay a $125 million civil penalty. The first $25 million installment was paid at the end of 2021 and the remaining installments to be paid semiannually through 2023. The Company previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. In July 2022, the Company and SEC agreed to an alternative payment plan with the first two payments of $5 million to be paid in July 2022 and December 2022. The July 2022 and December 2022 payments have been made by the Company. In February 2023, the Company and the SEC agreed to another alternative payment plan, with the next two payments of $1.5 million each to be paid in March 2023 and June 2023. The March 2023 and June 2023 payments have been made by the Company. The remainder of the payment plan is subject to determination. As of June 30, 2023, the Company has reflected the remaining liability of $87.0 million in accrued expenses and other current liabilities on the consolidated balance sheets.
The legal and other professional costs the Company incurred during the three and six months ended June 30, 2023 in connection with the Internal Review and disclosed elsewhere in this Report include approximately zero and $0.2 million, respectively, expensed for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. During the three and six months ended June 30, 2022 the Company expensed $9.0 million and $19.6 million, respectively, for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. As of June 30, 2023 and December 31, 2022, accrued expenses for legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement were immaterial.
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
Shareholder Securities Litigation
The Company and certain of its current and former officers and directors are defendants in a consolidated securities class action lawsuit pending in the United States District Court of the District of Arizona (the "Shareholder Securities Litigation"). On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 23, 2020, a motion for reconsideration of the Court’s order appointing the Lead Plaintiff was filed. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. The motion for reconsideration was denied on February 18, 2021. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the Court appointed Nikola Investor Group II as Lead Plaintiff. On January 24, 2022, Lead Plaintiffs filed the Consolidated Amended Class Action Complaint which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company's business plan and prospects. In accordance with the Court’s scheduling order, Defendants filed their motions to dismiss on April 8, 2022. On May 9, 2022, Plaintiffs filed their opposition to Defendants' motions to dismiss, and on June 8, 2022, Defendants filed their reply briefs. On February 2, 2023, the court issued a ruling granting the Defendants' motions to dismiss, without prejudice. As a result, Plaintiffs' complaint was dismissed in its entirety, with leave to amend by April 3, 2023. On April 3, 2023, Plaintiff's filed the Second Consolidated Amended Class Action Complaint. In accordance with the Court’s scheduling order, Defendants filed their motions to dismiss the Second Consolidated Amended Class Action Complaint on May 15, 2023. On June 14, 2023, Plaintiffs filed their oppositions to Defendants’ motions to dismiss, and on June 29, 2023, Defendants filed their reply briefs. The Court has not yet ruled on the motions.

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
On January 7, 2022, Barbara Rhodes, a purported stockholder of the Company, filed her Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Rhodes v. Milton, et al. and Nikola Corp., C.A. No. 2022-0023-KSJM (the “Rhodes Action”). On January 10, 2022, Zachary BeHage and Benjamin Rowe (together, the “BeHage Rowe Plaintiffs”), purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned BeHage v. Milton, et al. and Nikola Corp., C.A. No. 2022-0045-KSJM (the “BeHage Rowe Action” together with the Rhodes Action, the “Related Actions”). The Related Actions are against certain of the Company’s current and former directors and allege breach of fiduciary duties, insider selling under Brophy, aiding and abetting insider selling, aiding and abetting breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On January 28, 2022, Rhodes and the BeHage Rowe Plaintiffs filed a stipulation and proposed order for consolidation of the Related Actions. The proposed order states that Defendants need not answer, move, or otherwise respond to the complaints filed in the Related Actions and contemplates that counsel for Plaintiffs shall file a consolidated complaint or designate an operative complaint within fourteen days of entry of an order consolidating these actions and shall meet and confer with counsel for Defendants or any other party regarding a schedule for Defendants to respond to the operative complaint. The Court granted this proposed order on February 1, 2022 and consolidated the Related Actions as In re Nikola Corporation Derivative Litigation, C.A. No. 2022-0023-KJSM (the "Consolidated Related Actions"). On February 15, 2022, Rhodes and the BeHage Rowe Plaintiffs filed a Verified Consolidated Amended Stockholder Derivative Complaint in the Related Actions (the “Amended Complaint”). On April 4, 2022, the parties filed a stipulation and proposed order, pursuant to which the parties to the Related Actions agreed that Defendants need not answer, move, or otherwise respond to certain counts of the Amended Complaint. In accordance with the Court-ordered stipulation, Defendants filed their motions to stay the remaining counts of the Amended Complaint on April 13, 2022. Plaintiffs filed their oppositions on May 4, 2022, and Defendants filed their replies on May 25, 2022. In a bench ruling following a telephonic oral argument on June 1, 2022, the Court granted Defendants' motions to stay the remaining counts of the Amended Complaint. The Court ordered the Defendants to submit a status report on October 31, 2022, or within three days of receipt of a decision on the motions to dismiss in the Shareholder Securities Litigation, whichever comes first, in which Defendants can request a continued stay of the Related Actions. The stay was subsequently extended until January 10, 2023, by court order and, on January 12, 2023, the parties entered into a stipulation staying in the actions until the earlier of February 14, 2023 or a resolution of the motions to dismiss in the Shareholder Securities Litigation. The stay was automatically lifted on February 2, 2023, when the Shareholder Securities Litigation was dismissed. Plaintiffs filed an amended complaint on February 14, 2023. On March 10, 2022, Michelle Brown and Crisanto Gomes (together, the “Brown & Gomes Plaintiffs”), purported

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
stockholders of the Company, filed a Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned Brown v. Milton, et al. and Nikola Corp., C.A. No. 2022-0223-KSJM (the “Brown & Gomes Action”). The Brown & Gomes Action is against certain of the Company’s current and former directors and alleges claims against those defendants for purported breaches of fiduciary duty and unjust enrichment. On March 14, 2022, the Brown & Gomes Plaintiffs notified the court in the Related Actions of their belief that the Brown & Gomes Action properly belongs as part of the Consolidated Related Actions. On January 12, 2023, the parties entered into a stipulation consolidating the Brown & Gomes Action in the Consolidated Related Actions. On May 3, 2023, each of the current and former director defendants moved to partially dismiss the amended complaint. Briefing is scheduled to conclude by August 25, 2023, and oral argument is scheduled for October 13, 2023.
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
Lion Electric matter
On March 2, 2023, Lion Electric filed a complaint against Nikola in Arizona federal district court alleging that Nikola tortiously interfered with the Romeo Power, Inc. / Lion Electric business relationship and Lion’s business expectancy from the commercial relationship. Nikola denies the allegations and intends to vigorously defend the matter. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
Lightning eMotors matter
On March 9, 2023, Lighting eMotors filed a complaint alleging that Nikola tortiously interfered with the Romeo Power, Inc. / Lightning eMotors business relationship and Lightning’s business expectancy. Nikola denies the allegations and intends to vigorously defend the matter. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
defend the matter. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
Commitments and Contingencies
FCPM License
In the third quarter of 2021, the Company entered into a FCPM license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2025. As of June 30, 2023, the Company accrued $13.6 million in accrued expenses and other current liabilities and $19.1 million in other long-term liabilities on the consolidated balance sheets.
Inventory Repurchase Agreements
During the first quarter of 2023, the Company entered into an arrangement with a finance company to provide floor plan financing to its dealers (the "Floor Plan"). The Company receives payment from the finance company following shipment of trucks to the dealers, and the Company participates in the cost of dealer financing up to certain limits. In conjunction with the Floor Plan, the Company entered into an inventory repurchase agreement (the "Inventory Repurchase Agreement") with the finance company, whereby the Company has agreed to repurchase trucks re-possessed by the financing company in the event of a dealer default, at the financing company's option. As of June 30, 2023, the maximum potential cash payments the Company could be required to make under the terms of the Inventory Repurchase Agreement was $12.3 million. The Company's financial exposure under the Inventory Repurchase Agreement is limited to the difference between the amount paid to the financing company and the amount received upon subsequent resale of the re-possessed truck. As of June 30, 2023, the Company had not repurchased any trucks under the terms of the Inventory Repurchase Agreement, nor received any requests for repurchase.
Leases executed not yet commenced
During the three months ended June 30, 2023, the Company entered various lease agreements related to hydrogen fueling infrastructure which have not yet commenced. Undiscounted lease payments related to these obligations are $2.5 million.

13. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(140,010)	$(172,997)	$(285,261)	$(325,938)
Net loss from discontinued operations	(77,818)	—	(101,661)	—
Net loss	$(217,828)	$(172,997)	$(386,922)	$(325,938)

Denominator:
Weighted average shares outstanding, basic and diluted	708,692,817	425,323,391	629,630,362	420,266,181

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.20)	$(0.41)	$(0.45)	$(0.78)
Net loss from discontinued operations	$(0.11)	$—	$(0.16)	$—
Net loss	$(0.31)	$(0.41)	$(0.61)	$(0.78)

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period.
Diluted net loss per share is computed by dividing the net loss, adjusted for the revaluation of warrant liability for the private warrants, by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the warrants. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents. There were no adjustments for revaluations of the warrant liability as the warrants outstanding are anti-dilutive for all periods presented.
Potentially dilutive shares were excluded from the computation of diluted net loss when their effect was antidilutive. The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Toggle Convertible Notes (on an as-converted basis)	93,262,255	22,872,040	93,262,255	22,872,040
Outstanding warrants	464,248	760,915	464,248	760,915
Stock options, including performance stock options	21,551,427	28,683,739	21,551,427	28,683,739
Restricted stock units, including market based RSUs	20,728,159	32,262,297	20,728,159	32,262,297
Total	136,006,089	84,578,991	136,006,089	84,578,991
14. SUBSEQUENT EVENTS
FFI Purchase Agreement
In July 2023, the Company executed a membership interest and asset purchase agreement (the "Purchase Agreement") with FFI Phoenix Hub Holdings, LLC, a wholly-owned subsidiary of Fortescue Future Industries ("FFI"). Pursuant to the terms of the Purchase Agreement, FFI Phoenix Hub Holdings, LLC, will acquire 100% of the interests in Phoenix Hydrogen Hub, LLC, the Company's wholly owned subsidiary holding the assets related to the Phoenix hydrogen hub project. The Company received net proceeds of $20.7 million in July 2023 related to the first closing under the Purchase Agreement.
Sale of Common Stock
In July 2023, the Company issued an aggregate of 7,012,880 shares of common stock under the Equity Distribution Agreement for gross proceeds of $9.9 million.
Authorized Common Stock
On August 3, 2023, the Company held its 2023 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 800,000,000 to 1,600,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements that are not historical facts. When used in this report, words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” "could," “plan,” “predict,” “potential,” "target," "goal," "strategy," “seem,” “seek,” “future,” “outlook,” and similar expressions are intended to identify forward looking statements. These are statements that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding the company’s expectations regarding its business and the potential benefits received from the planned integrated offering of trucks and fueling solutions, including the Tre FCEV and mobile fuelers, and its belief that its integrated fueling and charging systems is the key differentiator and will create competitive benefits; the potential benefits received from the company’s hydrogen production, offtake, distribution and dispensing plans; the expected performance and specifications of company vehicles and hydrogen production, distribution and fueling solutions; the benefits and attributes of the company's business model and strategy; the company’s expectations regarding its projected truck builds and related specifications; the company’s expectations for its trucks and market acceptance of electric trucks; expected benefits of the company’s strategic partnerships; the company’s plans with respect to its bundled lease program; the company's plans with respect to its maintenance and service program; our future capital requirements and ability to raise capital; expected uses of our common stock; beliefs regarding our competitive position; and market opportunity. These statements are based on various assumptions, whether or not identified in this report, and on the current expectations of management and are not predictions of actual performance. These assumptions include our financial and business performance; expected timing with respect to the build out of our manufacturing facility, and production and attributes of our FCEV and BEV trucks; expectations regarding our hydrogen fuel station rollout plan; timing of completion of validation testing, volume production and other milestones; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the execution of definitive agreements with our business partners and the success of our planned collaborations; the failure to convert LOIs or MOUs into binding orders; the cancellation of orders; our future capital requirements and sources and uses of cash; the potential outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations and planned operations; the impact of inflation on our business; our business, expansion plans and opportunities; our ability to achieve cost reductions for our vehicles; customer demand for our trucks; the continued availability of government incentives; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to execute our business model, including market acceptance of our products and planned services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceedings; the effect of the COVID-19 pandemic on our business; our ability to raise capital; our ability to compete; the success of our business collaborations; regulatory developments in the United States; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
In this report, all references to “Nikola,” “we,” “us,” or “our” mean Nikola Corporation.
Nikola™ and HYLA are trademarks of Nikola Corporation. We also refer to trademarks of other corporations and organizations in this report.
The below discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended.

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
We operate in two business units: Truck and Energy. The Truck business unit is developing and commercializing FCEV and BEV Class 8 trucks that provide or are intended to provide environmentally friendly, cost-effective solutions to the short, medium and long haul trucking sectors. The Energy business unit is developing hydrogen fueling infrastructure to support our FCEV customers.
Late in the first quarter of 2022, we commenced commercial production of Tre BEVs at our manufacturing facility in Coolidge, Arizona, and commercial production of the Tre FCEV commenced at the manufacturing facility on July 31, 2023.
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
•    develop hydrogen fueling infrastructure;
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
Comparability of Financial Information
On June 30, 2023, we completed the Assignment of Romeo, which was previously consolidated in our financial statements from the date of acquisition, October 14, 2022. As of the Assignment, we are reporting the results of Romeo within discontinued operations. Our results for the periods presented, as discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are presented on a continuing operations basis.

Recent Developments
•On July 5, 2023, we announced that the California Transportation Commission (CTC) has awarded Nikola a $41.9 million grant under the Trade Corridor Enhancement Program (TCEP) to build six heavy-duty hydrogen refueling stations across Southern California.
•On July 13, 2023, we announced our partnership with BayoTech to purchase up to 50 Nikola Class 8 hydrogen fuel cell electric vehicles over the next five years. We expect to take delivery of low-carbon hydrogen produced by BayoTech in Missouri and California and plan to acquire up to 10 BayoTech transport trailers, facilitating distribution of hydrogen from the production sites.
•On July 19, 2023, we announced Fortescue Future Industries ("FFI"), will acquire our Phoenix hydrogen hub project. We are working with FFI on a hydrogen supply agreement to support our FCEV trucks.
•On July 31, 2023, we started serial production of the Nikola Tre FCEV at our Coolidge, Arizona manufacturing facility with deliveries to our dealers expected to begin late in the third quarter of 2023.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in the section entitled “Risk Factors.”
We started serial production at our Coolidge, Arizona manufacturing facility in March 2022 and began sales of Tre BEV trucks in the second quarter of 2022. In the second quarter of 2023, we produced 33 Tre BEV trucks and shipped 45 Tre BEV trucks to our dealer network. As of June 30, 2023, we had 139 Tre BEV trucks in inventory. During the second quarter of 2023, we transitioned the manufacturing line to a mixed model production line in preparation for the commencement of commercial production of the FCEV starting on July 31, 2023. The mixed model line will produce BEV and FCEVs on a build-to-order basis.

Tre BEVs	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023
Produced	50	75	133	63	33
Shipped	48	63	20	31	45
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
In addition, dealers have and may continue to experience delays in receiving proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP"), the New York Truck Voucher Incentive Program ("NYTVIP") and the New Jersey Zero-Emission Incentive Program ("NJZIP") or other government incentive programs, which many of them are leveraging for the first time. To qualify for HVIP, NYTVIP and NJZIP, the dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end user. In addition, there have and may continue to be delays in end user purchase orders due to general economic conditions, which in turn could delay dealer purchase orders issued to us.
We require substantial additional capital to develop our products, including the Tre FCEV trucks, and services and fund operations for the foreseeable future. Until we can generate sufficient revenue, we expect to finance our operations through a combination of existing cash on hand, sales of stock, debt financings, strategic partnerships, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development and validation efforts, demand for our trucks and expense levels, among other things.
Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, for more information.

Components of Results of Continuing Operations
Revenues
Truck sales: During the three and six months ended June 30, 2023, our truck sales were derived from deliveries of our Tre BEV trucks to dealers.
Service and other: During the three and six months ended June 30, 2023, service and other revenues included sales from delivered Mobile Charging Trailers ("MCTs"), other charging products to dealers and customers, and service parts and labor.
Cost of Revenues
Truck sales: Cost of revenue includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our Coolidge manufacturing facilities, freight and duty costs, reserves for estimated warranty expenses and inventory write-downs.
Service and other: Cost of revenues related to MCT, other charging products, and service part sales primarily include direct materials, outsourced manufacturing services, and fulfillment costs.
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
During the three and six months ended June 30, 2023, our research and development expenses were primarily incurred in connection with development and validation of our FCEV trucks. We expect our research and development costs to decrease with the commencement of FCEV serial production on July 31, 2023, at which time we will reflect FCEV truck costs in cost of revenues. We will continue to incur research and development for personnel and outside development.
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
Loss on Supplier Deposits
Loss on supplier deposits consist of losses on deposits for tooling and long-term supply agreements.

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
Gain on Divestiture of Affiliate
Gain on divestiture of affiliate consists of consideration for the divestiture of Nikola Iveco Europe GmbH and the related License Agreement, in excess of the basis of our investment as of the divestiture date.
Loss on Debt Extinguishment
Loss on debt extinguishment represents the loss on exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million April 2023 Toggle Convertible Notes. The loss was calculated as the difference between the carrying value of the June 2022 Toggle Convertible Notes exchanged and the fair value of the $100.0 million April 2023 Toggle Convertible Notes issued as of the closing date of the exchange.
Other Income (Expense), net
Other income (expense), net consists primarily of other miscellaneous non-operating items, such as government grants, subsidies, merchandising, revaluation gains and losses on derivatives and other instruments recognized at fair value, foreign currency gains and losses, and unrealized gains and losses on investments.
Income Tax Expense
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates consists of our portion of net gains and losses from equity method investments, primarily Nikola Iveco Europe GmbH through the date of divestiture.

Results of Operations
Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022
The following table sets forth our historical operating results from continuing operations for the periods indicated:

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$12,006	$17,383	$(5,377)	(31)%
Service and other	3,356	751	2,605	347%
Total revenues	15,362	18,134	(2,772)	(15)%
Cost of revenues:
Truck sales	40,203	46,781	(6,578)	(14)%
Service and other	2,790	610	2,180	357%
Total cost of revenues	42,993	47,391	(4,398)	(9)%
Gross loss	(27,631)	(29,257)	1,626	(6)%
Operating expenses:
Research and development	64,514	63,106	1,408	2%
Selling, general, and administrative	58,764	79,868	(21,104)	(26)%
Loss on supplier deposits	17,717	—	17,717	NM
Total operating expenses	140,995	142,974	(1,979)	(1)%
Loss from operations	(168,626)	(172,231)	3,605	(2)%
Other income (expense):
Interest expense, net	(8,749)	(2,808)	(5,941)	212%
Revaluation of warrant liability	41	3,341	(3,300)	(99)%
Gain on divestiture of affiliate	70,849	—	70,849	NM
Loss on debt extinguishment	(20,362)	—	(20,362)	NM
Other expense, net	(5,546)	(27)	(5,519)	20441%
Loss before income taxes and equity in net loss of affiliates	(132,393)	(171,725)	39,332	(23)%
Income tax expense	—	2	(2)	NM
Loss before equity in net loss of affiliates	(132,393)	(171,727)	39,334	(23)%
Equity in net loss of affiliates	(7,617)	(1,270)	(6,347)	500%
Net loss from continuing operations	$(140,010)	$(172,997)	$32,987	(19)%

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.20)	$(0.41)	$0.21	(51)%

Weighted-average shares outstanding, basic and diluted	708,692,817	425,323,391	283,369,426	67%

Revenues
Truck sales
Revenues related to sales of Tre BEV trucks decreased by $5.4 million, or 31%, from $17.4 million during the three months ended June 30, 2022 to $12.0 million during the three months ended June 30, 2023. The decrease was driven by a lower average selling price during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, increased rebate activity to dealers to incentivize sales to end customers and a decrease in the number of Tre BEVs sold. During the three months ended June 30, 2023 and 2022, we shipped 45 and 48 Tre BEV trucks, respectively, to our dealer network.
Service and other
Revenues related to service and other revenue increased by $2.6 million, or 347%, from $0.8 million during the three months ended June 30, 2022 to $3.4 million during the three months ended June 30, 2023. The increase in service and other sales was driven by deliveries of MCTs and other charging products to dealers and customers.
Cost of Revenues
Truck sales
Cost of revenues related to truck sales decreased by $6.6 million, or 14%, from $46.8 million during the three months ended June 30, 2022 to $40.2 million during the three months ended June 30, 2023. Truck cost of revenues include direct materials, freight and duties for transportation of purchased parts, manufacturing labor and overhead including Coolidge plant facility costs and depreciation, inventory write-downs for net realizable value and obsolescence, and reserves for estimated warranty expenses. Given our inventory is stated at net realizable value, which is currently lower than the actual cost, any overhead including freight is expensed in the period incurred as opposed to being capitalized into inventory.
With the start of production late in the first quarter of 2022, we experienced high fixed costs in the prior year due to low volumes produced and we relied on expedited air freight to meet production deadlines. During the three months ended June 30, 2023, freight and other overhead costs decreased compared to the three months ended June 30, 2022, as we mature our supply chain logistics.
Service and other
Cost of revenues related to service and other revenue increased by $2.2 million, or 357%, from $0.6 million during the three months ended June 30, 2022 to $2.8 million during the three months ended June 30, 2023. The increase was primarily driven by direct materials, outsourced services, and fulfillment costs related to MCTs and other charging products.
Research and Development
Research and development expenses increased by $1.4 million, or 2.2%, from $63.1 million during the three months ended June 30, 2022 to $64.5 million during the three months ended June 30, 2023. The increase was primarily due to an increase in personnel costs of $8.9 million related to higher labor costs and severance costs incurred related to reorganization in June 2023, an increase in freight of $0.5 million, and increases related to depreciation and occupancy costs related to equipment, software, and facilities dedicated to research and development activities. The increases were partially offset by decreased spending on outside development, professional services, expensed components and tooling related to Tre FCEV prototype builds of $5.9 million, decreases in stock based compensation of $2.0 million, and a decrease in travel expenses of $0.5 million.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $21.1 million, or 26.4%, from $79.9 million during the three months ended June 30, 2022 to $58.8 million during the three months ended June 30, 2023. The decrease was driven by a decrease in stock based compensation of $27.1 million primarily due to compensation cost related to the market based RSUs that were cancelled in the third quarter of 2022, and a decrease in legal expenses of $7.1 million primarily related to Mr. Milton's indemnification agreement. These decreases were partially offset by an increase in personnel expense of $7.9 million primarily related to higher labor costs and severance costs incurred related to reorganization in June 2023, an increase in professional services of $2.3 million and an increase in general corporate expenses of $2.8 million.

Loss on Supplier Deposits
Loss on supplier deposits of $17.7 million during the three months ended June 30, 2023 was related to losses on deposits for certain tooling and long-term supply agreements.
Interest Expense, net
Interest expense, net increased by $5.9 million from $2.8 million during the three months ended June 30, 2022 to $8.7 million during the three months ended June 30, 2023. Interest expense increased due to interest on our Toggle Convertible Notes of $5.4 million, interest on our 5% Senior Convertible Notes of $1.9 million, interest on our financing obligations of $0.4 million, and interest on our Collateralized Promissory Notes of $0.3 million, partially offset by interest income earned on our cash, cash equivalents and restricted cash and cash equivalents balances.
Revaluation of Warrant Liability
The revaluation of warrant liability decreased $3.3 million, from a $3.3 million gain during the three months ended June 30, 2022 to a $0.04 million gain during the three months ended June 30, 2023, resulting from changes in fair value of our warrant liability.
Gain on Divestiture of Affiliate
Gain on divestiture of affiliate was $70.8 million for the three months ended June 30, 2023, representing the consideration for the divestiture of Nikola Iveco Europe GmbH and related License Agreement, in excess of the basis of our investment as of the divestiture date.
Loss on Debt Extinguishment
Loss on debt extinguishment was $20.4 million for the three months ended June 30, 2023, representing the loss on exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million April 2023 Toggle Convertible Notes.
Other Income (Expense), net
Other income (expense), net decreased by $5.5 million from $0.03 million net expense during the three months ended June 30, 2022 to $5.5 million net expense during the three months ended June 30, 2023. The decrease is primarily related to incremental losses on revaluation of derivative assets and liabilities of $4.6 million, losses from foreign currency translation of $3.3 million, and decreases in government grant income. Decreases were partially offset by a gain on revaluation of the contingent stock consideration of $2.5 million.
Income Tax Expense
Income tax expense was immaterial for the three months ended June 30, 2023 and 2022. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased by $6.3 million, from $1.3 million for the three months ended June 30, 2022 to $7.6 million for the three months ended June 30, 2023. The increase was driven by additional losses in the current period related primarily to Nikola Iveco Europe GmbH through the divestiture date.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022
The following table sets forth our historical operating results for continuing operations for the periods indicated:

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
	(dollar amounts in thousands)
Revenues:
Truck sales	$22,061	$17,383	$4,678	27%
Service and other	3,978	2,638	1,340	51%
Total revenues	26,039	20,021	6,018	30%
Cost of revenues:
Truck sales	73,223	46,781	26,442	57%
Service and other	3,144	2,066	1,078	52%
Total cost of revenues	76,367	48,847	27,520	56%
Gross loss	(50,328)	(28,826)	(21,502)	75%
Operating expenses:
Research and development	126,320	137,663	(11,343)	(8)%
Selling, general, and administrative	101,461	157,051	(55,590)	(35)%
Loss on supplier deposits	17,717	—	17,717	NM
Total operating expenses	245,498	294,714	(49,216)	(17)%
Loss from operations	(295,826)	(323,540)	27,714	(9)%
Other income (expense):
Interest expense, net	(18,582)	(3,019)	(15,563)	516%
Revaluation of warrant liability	315	2,907	(2,592)	(89)%
Gain on divestiture of affiliate	70,849	—	70,849	NM
Loss on debt extinguishment	(20,362)	—	(20,362)	NM
Other income (expense), net	(5,630)	1,806	(7,436)	(412)%
Loss before income taxes and equity in net loss of affiliates	(269,236)	(321,846)	52,610	(16)%
Income tax expense	—	2	(2)	NM
Loss before equity in net loss of affiliates	(269,236)	(321,848)	52,612	(16)%
Equity in net loss of affiliates	(16,025)	(4,090)	(11,935)	292%
Net loss from continuing operations	$(285,261)	$(325,938)	$40,677	(12)%

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.45)	$(0.78)	$0.33	(42)%

Weighted-average shares outstanding, basic and diluted	629,630,362	420,266,181	209,364,181	50%

Revenues
Truck sales
Revenues related to sales of Tre BEV trucks increased by $4.7 million, or 27%, from $17.4 million during the six months ended June 30, 2022 to $22.1 million during the six months ended June 30, 2023. The increase was primarily driven by increased sales volumes due to the commencement of Tre BEV commercial production late in the first quarter of 2022, and partially offset by a decrease in average selling price and increased dealer rebate activity to facilitate sales to end customers. During the six months ended June 30, 2023 and 2022, we shipped 76 and 48 Tre BEV trucks, respectively, to our dealer network.
Service and other
Revenues related to service and other revenue increased by $1.3 million, or 51%, from $2.6 million during the six months ended June 30, 2022 to $4.0 million during the six months ended June 30, 2023.The increase in service and other sales was driven by deliveries of MCTs, other charging products and service parts and labor.
Cost of Revenues
Truck sales
Cost of revenues related to truck sales increased by $26.4 million, or 57%, from $46.8 million during the six months ended June 30, 2022 to $73.2 million during the six months ended June 30, 2023. Truck cost of revenues include direct materials, freight and duties for transportation of purchased parts, manufacturing labor and overhead including Coolidge plant facility costs and depreciation, inventory write-downs for net realizable value and obsolescence, and reserves for estimated warranty expenses. Given our inventory is stated at net realizable value, which is currently lower than the actual cost, any overhead including freight is expensed in the period incurred as opposed to being capitalized into inventory.
With the start of production late in the first quarter of 2022, we have experienced high fixed costs due to low volumes produced and have relied on expedited air freight to meet production deadlines.
Service and other
Cost of revenues related to service and other revenue increased by $1.1 million, or 52%, from $2.1 million during the six months ended June 30, 2022 to $3.1 million during the six months ended June 30, 2023. The increase was primarily driven by direct materials, outsourced services, and fulfillment costs related to MCTs and other charging product deliveries and direct materials and labor related to service parts and labor.
Research and Development
Research and development expenses decreased by $11.3 million, or 8.2%, from $137.7 million during the six months ended June 30, 2022 to $126.3 million during the six months ended June 30, 2023. This decrease was primarily due to decreased spend on outside development, professional services, freight, and expensed components related to Tre BEV and FCEV prototype builds of $16.5 million. Additional decreases were driven by lower depreciation and occupancy costs of $1.1 million related to equipment and software dedicated to research and development activities, as well as decreased costs of $3.7 million in travel, professional services and stock compensation. These increases were partially offset by an increase in personnel costs of $10.0 million related to higher labor costs and severance costs incurred related to reorganization in June 2023, and increases in tooling and fuel costs for prototype vehicles of $0.1 million.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $55.6 million, or 35.4%, from $157.1 million during the six months ended June 30, 2022 to $101.5 million during the six months ended June 30, 2023. The decrease was driven by stock based compensation expense of $57.2 million, which decreased primarily due to the market based RSUs that were cancelled in the third quarter of 2022 and a decrease in legal expenses of $17.6 million, primarily related to Mr. Milton's indemnification agreement. Decreases were partially offset by increases in personnel costs of $12.6 million related to higher labor costs and severance costs incurred related to reorganization in June 2023. Additional increases included costs related to professional services, occupancy, travel, public relations and other general corporate expenses of $6.7 million.

Loss on Supplier Deposits
Loss on supplier deposits of $17.7 million during the six months ended June 30, 2023 was related to losses on deposits for certain tooling and long-term supply agreements.
Interest Expense, net
Interest expense, net increased by $15.6 million from $3.0 million during the six months ended June 30, 2022 to $18.6 million during the six months ended June 30, 2023. Interest expense increased due to interest on our Toggle Convertible Notes of $12.1 million, interest on our 5% Senior Convertible Notes of $5.1 million, interest on our financing obligation of $1.3 million, and interest on our Collateralized Promissory Notes of $0.8 million, partially offset by interest income earned on our cash, cash equivalents and restricted cash and cash equivalents balances.
Revaluation of Warrant Liability
The revaluation of warrant liability decreased by $2.6 million, from a $2.9 million gain during the six months ended June 30, 2022 to a $0.3 million gain during the six months ended June 30, 2023 resulting from changes in fair value of our warrant liability.
Gain on Divestiture of Affiliate
Gain on divestiture of affiliate was $70.8 million for the six months ended June 30, 2023, representing the consideration for the divestiture of Nikola Iveco Europe GmbH and related License Agreement, in excess of the basis of our investment as of the divestiture date.
Loss on Debt Extinguishment
Loss on debt extinguishment was $20.4 million for the six months ended June 30, 2023, representing the loss on exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million April 2023 Toggle Convertible Notes.
Other Income (Expense), net
Other income (expense), net decreased by $7.4 million from $1.8 million net income during the six months ended June 30, 2022 to $5.6 million net expense during the six months ended June 30, 2023. The decrease is primarily related to losses from foreign currency translation of $5.3 million, incremental losses on revaluation of derivative assets and liabilities of $5.1 million, and decreases of government grant income. Decreases were partially offset by a gain on revaluation of the contingent stock consideration of $2.5 million.
Income Tax Expense
Income tax expense was immaterial for the six months ended June 30, 2023 and 2022. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased by $11.9 million, from $4.1 million for the six months ended June 30, 2022 to $16.0 million for the six months ended June 30, 2023. The increase was driven primarily by additional losses in the current period related to Nikola Iveco Europe GmbH through the divestiture date.
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

EBITDA and Adjusted EBITDA
“EBITDA” is defined as net loss from continuing operations before interest income or expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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
The following table reconciles net loss from continuing operations to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss from continuing operations	$(140,010)	$(172,997)	$(285,261)	$(325,938)
Interest expense, net	8,749	2,808	18,582	3,019
Income tax expense	—	2	—	2
Depreciation and amortization	5,524	6,565	11,762	9,676
EBITDA	(125,737)	(163,622)	(254,917)	(313,241)
Stock-based compensation	25,709	54,841	50,257	108,369
Loss on supplier deposits	17,717	—	17,717	—
Gain on divestiture of affiliate	(70,849)	—	(70,849)	—
Loss on debt extinguishment	20,362	—	20,362	—
Revaluation of financial instruments	5,633	196	5,434	192
Regulatory and legal matters (1)	2,097	12,970	3,240	27,092
Adjusted EBITDA	$(125,068)	$(95,615)	$(228,756)	$(177,588)
(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller article from September 2020, and investigations and litigation related thereto.
Non-GAAP Net Loss and Non-GAAP Net Loss Per Share, Basic and Diluted
Non-GAAP net loss and non-GAAP net loss per share, basic and diluted are presented as supplemental measures of our performance. Non-GAAP net loss is defined as net loss from continuing operations, basic and diluted adjusted for stock compensation expense and other items determined by management. Non-GAAP net loss per share, basic and diluted, is defined as non-GAAP net loss divided by weighted average shares outstanding, basic and diluted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Net loss from continuing operations	$(140,010)	$(172,997)	$(285,261)	$(325,938)
Stock-based compensation	25,709	54,841	50,257	108,369
Loss on supplier deposits	17,717	—	17,717	—
Gain on divestiture of affiliate	(70,849)	—	(70,849)	—
Loss on debt extinguishment	20,362	—	20,362	—
Revaluation of financial instruments	5,633	196	5,434	192
Regulatory and legal matters(1)	2,097	12,970	3,240	27,092
Non-GAAP net loss	$(139,341)	$(104,990)	$(259,100)	$(190,285)

Non-GAAP net loss per share, basic and diluted	$(0.20)	$(0.25)	$(0.41)	$(0.45)

Weighted average shares outstanding, basic and diluted	708,692,817	425,323,391	629,630,362	420,266,181
(1) Regulatory and legal matters include legal, advisory, and other professional service fees incurred in connection with the short-seller article from September 2020, and investigations and litigation related thereto.
Adjusted Free Cash Flow
We define "Adjusted free cash flow", a non-GAAP financial measure, as net cash flow from operating activities less purchases of property, plant and equipment. Adjusted free cash flow is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP.
Our use of Adjusted free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results under GAAP. First, Adjusted free cash flow is not a substitute for net cash flow from operating activities. Second, other companies may calculate Adjusted free cash flow or similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted free cash flow as a tool for comparison. Additionally, the utility of Adjusted free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for a given period. Because of these and other limitations, Adjusted free cash flow should be considered along with net cash flow from operating activities and other comparable financial measures prepared and presented in accordance with GAAP.
The following table presents a reconciliation of net cash flow from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted free cash flow for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Most comparable GAAP measure:
Net cash used for operating activities	$(111,143)	$(142,488)	$(287,165)	$(273,811)
Net cash used for investing activities	(5,010)	(56,889)	(55,527)	(90,343)
Net cash provided by financing activities	208,222	343,483	324,138	371,137

Non-GAAP measure:
Net cash used for operating activities	(111,143)	(142,488)	(287,165)	(273,811)
Purchases of property, plant and equipment	(37,202)	(37,210)	(87,719)	(67,316)
Adjusted free cash flow	$(148,345)	$(179,698)	$(374,884)	$(341,127)
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
We intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the Equity Distribution Agreement, our Second Tumim Purchase Agreement, and the securities purchase agreement for the sale of an additional principal amount of unsecured senior convertible notes. However, the ability to access the Equity Distribution Agreement and Second Tumim Purchase Agreement are dependent on our common stock trading volume, the market price of our common stock, and with respect to the Second Tumim Purchase Agreement, registration of additional shares.
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
Since inception, we financed our operations primarily from the sales of common stock, the Business Combination, redemption of warrants, and the issuance of debt. As of June 30, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $226.7 million.
During 2021, we entered into a purchase agreement with Tumim (the "First Tumim Purchase Agreement") allowing us to issue shares of our common stock to Tumim for proceeds of up to $300.0 million. During the six months ended June 30, 2023, we sold 3,420,990 shares of common stock for proceeds of $8.4 million, under the First Tumim Purchase Agreement. During the three and six months ended June 30, 2022, we sold 13,604,600 and 17,248,244 shares of common stock, respectively, for proceeds of $96.3 million and $123.7 million, respectively, under the terms of the First Tumim Purchase Agreement. As of June 30, 2023 we sold in aggregate 34,882,732 shares of common stock to Tumim under the terms of the First Tumim Purchase Agreement for gross proceeds of $295.9 million, excluding the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the First Tumim Purchase Agreement. The First Tumim Purchase Agreement was terminated in the first quarter of 2023.

Additionally, during 2021, we entered into a second common stock purchase agreement with Tumim (the "Second Tumim Purchase Agreement" and, together with the First Tumim Purchase Agreement, the "Tumim Purchase Agreements") allowing us to issue shares of our common stock to Tumim for proceeds of up to an additional $300.0 million, provided that certain conditions have been met. As of June 30, 2023, we sold to Tumim 28,790,787 shares of common stock for proceeds of $59.2 million, excluding the 252,040 commitment shares issued to Tumim as a consideration for its irrevocable commitment to purchase shares of our common stock. As of June 30, 2023, the Second Tumim Purchase Agreement has a remaining commitment of $240.8 million; however, there are no shares remaining registered.
During the second quarter of 2022, we completed a private placement of $200.0 million aggregate principal amount of the June 2022 Toggle Convertible Notes, which mature on May 31, 2026. Net proceeds from the issuance were $183.2 million. The June 2022 Toggle Convertible Notes bear interest at 8.00% per annum, to the extent paid in cash ("Cash Interest"), and 11.00% per annum, to the extent paid in kind through the issuance of additional June 2022 Toggle Convertible Notes ("PIK Interest"). Interest is payable semi-annually in arrears on May 31 and November 30 of each year, beginning on November 30, 2022. We can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
The initial conversion rate is 114.3602 shares per $1,000 principal amount of the June 2022 Toggle Convertible Notes, subject to customary anti-dilution adjustments in certain circumstances, which represented an initial conversion price of approximately $8.74 per share. During the second quarter of 2023, we exchanged $100.0 million of April 2023 Toggle Convertible Notes. The initial conversion rate for the April 2023 Toggle Convertible Notes is 686.8132 shares per $1,000 principal amount of the April 2023 Toggle Convertible Notes, subject to customary anti-dilution adjustments in certain circumstances, which represented an initial conversion price of approximately $1.46 per share.
Prior to February 28, 2026, the June 2022 Toggle Convertible Notes and April 2023 Toggle Convertible Notes (collectively, the "Toggle Convertible Notes") will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after February 28, 2026, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Toggle Convertible Notes.
During the third quarter of 2022, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Citigroup Global Markets Inc. ("Citi") pursuant to which we can issue and sell shares of our common stock with an aggregate maximum offering price of $400.0 million. During the three and six months ended June 30, 2023, we sold 22,007,305 and 39,027,563 shares of common stock, respectively, under our Equity Distribution Agreement. During the three and six months ended June 30, 2023, we received $30.8 million and $62.5 million, respectively, in net proceeds from the Equity Distribution Agreement after deduction of commissions and fees to the sales agent.
During the fourth quarter of 2022, we entered into a securities purchase agreement with an investor pursuant to which we can issue and sell up to $125.0 million in initial principal amount of senior convertible notes (the "5% Senior Convertible Notes") in a registered direct offering. We consummated an initial closing for the sale of $50.0 million in aggregate principal amount of 5% Senior Convertible Notes on December 30, 2022. During the six months ended June 30, 2023, we consummated additional closings of $52.1 million in aggregate principal amount of 5% Senior Convertible Notes. Each 5% Senior Convertible Note will accrue interest at a rate of 5% per annum, and will mature on the first anniversary of its date of issuance unless the maturity date is extended at the option of the noteholders in certain instances.
At any time on or after January 9, 2023, all or any portion of the principal amount of each 5% Senior Convertible Note, plus accrued and unpaid interest, any make-whole amount and any late charges thereon (the “Conversion Amount”), is convertible, in whole or in part, at the noteholder’s option, into shares of common stock.
At any time during an Event of Default Redemption Right Period (as defined in the 5% Senior Convertible Note), a noteholder may alternatively elect to convert all or any portion of the Senior Convertible Notes at an alternate conversion rate equal to the quotient of (i) 115% of the Conversion Amount divided by (ii) the Conversion Price. As of June 30, 2023, all 5% Senior Convertible Notes issued pursuant to the additional closing have been converted in full.
On April 4, 2023, we sold 29,910,715 shares of our common stock in an underwritten public offering (the "Public Offering") at an offering price of $1.12 per share, for net proceeds of $32.2 million after deducting underwriting discounts and commissions.
On March 29, 2023, we entered into a stock purchase agreement with an investor (the "Investor") pursuant to which the Investor agreed to purchase up to $100.0 million of shares of our common stock in a registered direct offering (the "Direct

Offering"), with the actual amount of shares of common stock purchased in the Direct Offering reduced to the extent of the total number of shares sold on the Public Offering. The Direct Offering closed on April 11, 2023, and we sold 59,374,999 shares of common stock at the Public Offering price of $1.12 per share to the Investor for net proceeds of $63.2 million.
On August 3, 2023, we obtained stockholder approval to increase our authorized number of common stock from 800,000,000 to 1,600,000,000, providing us additional share availability, including to continue to utilize the financing sources discussed above.
Short-Term Liquidity Requirements
As of June 30, 2023, our current assets were $406.9 million, consisting primarily of cash of $226.7 million and inventory of $86.6 million, and our current liabilities were $233.1 million, primarily comprised of accrued expenses and accounts payables.
Our short term liquidity will be utilized to execute our business strategy over the next twelve month period including (i) distribution and service of the BEV truck, (ii) expanding and maintaining the Coolidge manufacturing facility, (iii) the roll-out of our initial energy infrastructure, and (iv) completing validation and on-road testing of the FCEV truck and starting commercial production. However, actual results could vary materially and negatively as a result of a number of factors, including:
•our ability to manage the costs of manufacturing and servicing the FCEV and BEV trucks;
•the amount and timing of cash generated from sales of our FCEV and BEV trucks;
•the costs of expanding and maintaining our manufacturing facility and equipment;
•our warranty claims experience should actual warranty claims differ significantly from estimates;
•the scope, progress, results, costs, timing and outcomes of our validation of our FCEV trucks;
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
•our ability to raise sufficient capital to finance our business, and
•other risks discussed in the section entitled "Risk Factors."
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
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the SEC. For the three and six months ended June 30, 2023, there have been no other material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended.
Summary of Cash Flows
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(287,165)	$(273,811)
Net cash used in investing activities	(55,527)	(90,343)
Net cash provided by financing activities	324,138	371,137
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
Net cash used in operating activities was $287.2 million for the six months ended June 30, 2023. The most significant component of our cash used during this period was net loss from continuing operations of $285.3 million, which included gain on divestiture of affiliate of $70.8 million, non-cash expenses of $50.3 million related to stock-based compensation, $20.4 million loss on debt extinguishment, $19.4 million non-cash interest expense, $17.7 million loss on supplier deposits, $16.0 million equity in net loss affiliates, other non-cash charges of $30.9 million and net cash outflows of $85.7 million from changes in operating assets and liabilities primarily driven by a decrease in accounts payable and accrued expenses and other current liabilities and an increase in prepaid expenses and other current assets.
Net cash used in operating activities was $273.8 million for the six months ended June 30, 2022. The most significant component of our cash used during this period was a net loss of $325.9 million, which included non-cash expenses of $108.4 million related to stock-based compensation, $10.9 million inventory write downs, $9.7 million in depreciation and amortization, other non-cash charges of $7.0 million and net cash outflows of $83.8 million from changes in operating assets and liabilities primarily driven by an increase in inventory and prepaid expenses and other current assets.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to decline with the commencement of commercial production of the FCEV at our manufacturing facility in Coolidge, Arizona in the second half of the year. As of June 30, 2023, we anticipate our capital expenditures for the remainder of fiscal year 2023 to be approximately $50.0 million, of which a significant portion is related to investments in supplier tooling, the build out of FCEV trucks and FCPM assembly lines in Coolidge, Arizona, and the development of our hydrogen infrastructure network. Actual capital expenditures will also be dependent on availability of capital.
Net cash used in investing activities was $55.5 million for the six months ended June 30, 2023, which was primarily due to $87.7 million in purchases of and deposits for capital equipment, costs of expansion of our facilities, and investments in our hydrogen infrastructure and $2.8 million other investing outflows, partially offset by proceeds of $35.0 million related to the divestiture of Nikola Iveco Europe GmbH.
Net cash used in investing activities was $90.3 million for the six months ended June 30, 2022, which was primarily due to $67.3 million in purchases of and deposits for capital equipment, costs of expansion for our Coolidge manufacturing facility and supplier tooling and a $23.0 million cash contribution to Nikola Iveco Europe GmbH.

Cash Flows from Financing Activities
Net cash provided by financing activities was $324.1 million for the six months ended June 30, 2023, which was due to proceeds from the Tumim Purchase Agreements of approximately $67.6 million, proceeds from the Direct Offering of $63.8 million, proceeds from the issuance of common stock under the Equity Distribution Agreement of $61.6 million, proceeds from the issuance of additional 5% Senior Convertible Notes of $52.1 million, proceeds from the issuance of financing obligations of $49.6 million, proceeds from the Public Offering of $32.2 million, partially offset by other finance charges of $2.7 million.
Net cash provided by financing activities was $371.1 million for the six months ended June 30, 2022, which was primarily due to proceeds from the issuance of the June 2022 Toggle Convertible Notes, net of debt issuance costs, of $183.5 million, the Tumim Purchase Agreements of approximately $123.7 million, proceeds from the issuance of the Collateralized Note of $50.0 million, proceeds from the issuance of financing obligations of $38.6 million, proceeds from the exercise of stock options of $0.6 million, offset by the repayment of our promissory note for $25.0 million, and other finance charges of $0.2 million.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve valuation of our stock-based compensation, including the fair value of common stock and market-based restricted stock units, the valuation of warrant liabilities, derivative assets and liabilities, estimates related to our lease assumptions and revenue recognition, contingent liabilities, including litigation reserves, and inventory valuation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
There have been no substantial changes to these estimates, or the policies related to them during the three and six months ended June 30, 2023. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as amended.
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
Foreign Currency Risk
For the three months ended June 30, 2023 and 2022, we recorded a gain of $1.4 million and a gain of $3.0 million, respectively, for foreign currency translation. For the six months ended June 30, 2023 and 2022, we recorded a gain of $3.2 million and a gain of $3.9 million, respectively, for foreign currency translation.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended.
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
Changes in Internal Control over Financial Reporting
Except for the changes in connection with our implementation of the remediation plans above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, which are incorporated by reference herein.
ITEM 1A. RISK FACTORS
Risks Related to Our Business and Industry
We are an early stage company with a history of losses, expect to incur significant expenses and continuing losses for the foreseeable future, and there is a substantial doubt that we will have sufficient funds to satisfy our obligations through the next 12 months from the date of this report.
We incurred net losses of $784.2 million, $325.9 million and $386.9 million for the year ended December 31, 2022 and for the six months ended June 30, 2022 and 2023, respectively, and have an accumulated deficit of approximately $2.4 billion from the inception of Nikola Corporation, a Delaware corporation, prior to the merger with VectoIQ, or Legacy Nikola, through June 30, 2023. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to generate significant margin from our trucks, which may not happen. We have determined under our ASC 205-40 analysis, there is a substantial doubt that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.
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
•continue to validate and manufacture our trucks;
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
We require significant capital to develop and grow our business. We expect to continue to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, leases, licenses, and sales and distribution expenses as we build our brand and market our trucks and potential FCEV bundled leases, and general and administrative expenses as we scale our operations. In addition, we expect to continue to incur significant costs in connection with our services, including building our hydrogen fueling stations and honoring our maintenance commitments under potential FCEV bundled lease packages. Our ability to become profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services, but also to control our costs. If we are unable to cost-efficiently design, manufacture, market, sell, distribute and service our trucks and cost-efficiently develop our hydrogen fueling services, our margins, profitability and prospects would be materially and adversely affected.
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
You must consider the risks and difficulties we face as an early stage company with a limited operating history and a novel business plan. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We intend to derive substantially all of our revenue from the sale and lease of our vehicle platforms, which are still in the early stages of commercialization. Our revenue will also depend on the sale of hydrogen fuel at our planned hydrogen fueling stations which we do not expect to be operational until late 2023 or later. There are no assurances that we will be able to secure future business with the major trucking companies or with independent truck drivers.
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
The design, manufacture, lease, sale and servicing of vehicles and related hydrogen fueling stations is capital-intensive. We need to raise additional capital in the short- and long- term to operate our business, scale our manufacturing and roll out our hydrogen fueling stations, among other activities. We may raise additional funds through the issuance of equity, equity related or debt securities, strategic partnerships, licensing arrangements, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles, build hydrogen fueling stations and undertake other business activities. We cannot be certain that additional funds will be available to us on a timely basis, in the amounts needed, on reasonable terms, or terms favorable to us, or at all. If we raise funds by issuing equity or equity-linked securities, dilution to our stockholders could result. Any equity or equity-linked securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations and may require us to pledge certain assets. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.
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
Our success is highly dependent upon the adoption by the trucking industry of hydrogen fuel cell and electric trucks. If the market for our FCEV and BEV trucks does not develop at the rate or to the extent that we expect, our business, prospects, financial condition and operating results will be harmed. The market for hydrogen fuel cell and electric trucks is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors or potential competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.
Factors that may influence the adoption of hydrogen fuel cell and electric vehicles include:
•perceptions about FCEV or BEV truck quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of hydrogen fuel cell or electric vehicles;
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
•the availability of service for hydrogen fuel cell or electric trucks;
•volatility in the cost of energy, oil, gasoline and hydrogen;
•government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
•the availability of tax and other governmental incentives to purchase and operate hydrogen fuel cell and electric trucks or future regulation requiring increased use of nonpolluting trucks;
•our ability to sell or lease trucks directly to businesses or customers dependent on state by state unique regulations and dealership laws;
•the availability of tax and other governmental incentives to sell hydrogen;
•perceptions about and the cost of hydrogen fuel cell; and
•macroeconomic factors.
Additionally, we may become subject to regulations that may require us to alter the design of our trucks, which could negatively impact customer interest in our products.

Further, we sell our trucks to dealers in our network and rely on the dealers to sell them to end users. We have experienced delays in receiving additional purchase orders from dealers due in part to availability of charging infrastructure. The end users of the Tre BEV will need to continually assess their charging capacity and may need to build additional infrastructure prior to ordering or receiving trucks from dealers. In addition, dealers have and may continue to experience delays in receiving proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP"), the New York Truck Voucher Incentive Program ("NYTVIP"), and the New Jersey Zero-Emission Incentive Program ("NJZIP") or other government incentive programs for our BEV trucks, which many of our dealers are leveraging for the first time. To qualify for HVIP, NYTVIP or NJZIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user. There can be no assurances that our BEV truck will continue to qualify for these or other incentive programs, that our FCEV trucks, once in production, will qualify or that HVIP, NYTVIP and NJZIP incentives will remain in effect. Any reduction, termination or failure to qualify for incentives, or any repeal of, or modification to, HVIP, NYTVIP or NJZIP incentives, would result in increased prices for our trucks, which would harm our business.
If we fail to manage our future growth effectively, we may not be able to market and sell our vehicles successfully.
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. Our future expansion is expected to include:
•forecasting production and revenue;
•controlling expenses and investments in anticipation of expanded operations;
•establishing or expanding validation, manufacturing, sales and service facilities;
•establishing our hydrogen fueling capabilities;
•implementing and enhancing administrative infrastructure, systems and processes; and
•hiring and training personnel, as production scales.
We may hire additional personnel as production scales, including manufacturing personnel and service technicians for our trucks. Because our trucks are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in alternative fuel and electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire.
We may offer a future bundled lease model that could present unique problems and may have an adverse effect on our operating results and business and harm our reputation.
We may offer a future bundled lease model, which may provide customers with the FCEV truck, hydrogen fuel and maintenance, and will be reliant on our ability to achieve a minimum hydrogen fuel efficiency in our FCEV trucks and hydrogen fuel cost. If we are unable to achieve or maintain this fuel efficiency or fuel cost, we may be forced to provide our bundled lease customers with fuel at prices below-cost or risk damaging our relationships with our customers. Any such scenario would put our bundled lease model in jeopardy and may have a material adverse effect on our business, prospects, operating results and financial condition.
We may face legal challenges in one or more states attempting to sell directly to customers, which could materially and adversely affect our costs.
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
We are subject to, and are, and may in the future become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, in 2020, Nikola and our officers, directors and employees received subpoenas from the SEC related to aspects of our business as well as certain matters described in an article issued on September 10, 2020 by a short-seller, or the short-seller article. In addition, Nikola and Trevor R. Milton, our founder and former executive chairman, also received grand jury subpoenas from the U.S. Attorney’s Office for the SDNY and the N.Y. County District Attorney’s Office. On July 29, 2021, the U.S. Attorney for the SDNY announced the unsealing of a criminal indictment charging Mr. Milton with securities fraud and wire fraud, and the SEC announced charges against Mr. Milton for alleged violations of federal securities laws. On October 14, 2022, Mr. Milton was convicted of securities fraud and wire fraud.
We have cooperated, and will continue to cooperate, with these and other regulatory or governmental requests. We have incurred significant expenses as a result of the regulatory and legal matters relating to the short-seller article and Mr. Milton. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.
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
We are also subject to certain class action lawsuits and other litigation related to our acquisition of Romeo Power, Inc. ("Romeo"), our wholly-owned subsidiary that was in the business of manufacturing battery modules, packs, and battery management systems for commercial vehicle applications, in October 2022, and we also may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation, investigations and regulatory actions related to Romeo. In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, intellectual property disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business or result of operations.
The results of litigation and other legal proceedings, including the other claims described under Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, are subject to future developments and management’s view of these matters may change in the future.

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
•our ability to manufacture the vehicles within specified design tolerances;
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
We may experience significant delays in the design, validation, manufacture, launch and financing of our trucks, including in the build out of our manufacturing plant, which could harm our business and prospects.
Any delay in the financing, design, validation, manufacture and launch of our trucks, including in the expansion of our manufacturing plant in Arizona, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, validation, manufacture and commercial release of new products. To the extent we delay the launch of our FCEV trucks, our prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
Increases in costs, disruption of supply or shortage of raw materials, including lithium-ion battery cells, chipsets, and displays, and delays in the manufacturing and servicing of battery-packs for our BEV and FCEV trucks following the assignment of Romeo, could harm our business.
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
Any disruption in the supply of battery cells, semiconductors, or integrated circuits, has and may in the future, temporarily disrupt production of our BEV truck until a different supplier is fully qualified or supply from an existing supplier resumes. For example, we have historically relied on Romeo as a sole supplier of battery products. As a result of the Assignment in June 2023, we expect to manufacture and service battery packs that we have not manufactured or serviced before, or source from alternative manufacturers. The manufacturing process of battery products is complex, highly technical and can be subject to supply chain disruptions and component shortages. Battery products are critical to our ability to manufacture and service our BEV and FCEV trucks in the quantities and on the timeframes we expect. If we cannot manufacture sufficient quantities of battery-packs or source sufficient quantities from alternative manufacturers, we may experience delays in the manufacturing or servicing of our BEV and FCEV trucks.
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
We produce all of our trucks for North America at our manufacturing plant in Arizona. Our plant and the equipment we use to manufacture our trucks would be costly to replace and could require substantial lead time to replace and qualify for use. Our plant may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire, extreme temperatures and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our trucks for some period of time. The inability to produce our trucks or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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
As a key component of our business model, we intend to establish a series of hydrogen fueling stations. Where electricity can be procured in a cost-effective manner, we expect that hydrogen fuel will be produced on-site, through electrolysis. In other cases, we expect that hydrogen fuel will be produced off-site and delivered to fueling stations under a supply "hub and spoke" structure. In June 2021, we entered into a Hydrogen Sale and Purchase Agreement (the "Hydrogen Purchase Agreement") with WVR to purchase hydrogen produced at the hydrogen production facility (the "Plant"), being developed by WVR in West Terre Haute, Indiana. WVR has yet to break ground on the Plant. There is no guarantee WVR will be able to meet its development timeline with regard to the facility or successfully produce hydrogen at scale. To the extent we are unable to produce or obtain the hydrogen, or to obtain hydrogen at favorable prices, we may be unable to establish these fueling stations and severely limit the usefulness of our trucks, or, if we are still able to establish these stations, we may be forced to sell hydrogen at a loss in order to meet our commitments. We believe that this hydrogen incentive will be a significant driver for purchases or leases of our trucks, and therefore, the failure to establish and roll out these hydrogen fueling stations in accordance with our expectations would materially and adversely affect our business.
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
While we currently have a contract with AB to lease up to 800 long-haul sleeper cab FCEV trucks, if we are unable to deliver our trucks according to the vehicle specifications and delivery timelines set forth in the contract, AB has the right to cancel its order for trucks. Moreover, the AB contract specifies lease terms and rental rates that may be difficult for us to meet depending on our ability to develop our trucks and hydrogen fueling network according to current design parameters and cost estimates. Any of these adverse events related to the AB order could harm our financial condition, business, prospects and operating results.
While we do not currently have any leasing arrangements finalized, in the future we may offer a bundled lease or other alternative structures to customers which would expose us to credit risk.
While we may offer bundled leasing of our FCEV trucks or other alternative structures to potential customers through a third-party financing partner, we can provide no assurance that a third-party financing partner would be able or willing to provide the leasing services on terms that we have stated in our published materials, or to provide financing at all. Furthermore, offering a leasing alternative to customers will expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfill their contractual obligations when they become due. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results and results of operations.
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
Product recalls could materially and adversely affect our business, prospects, operating results and financial condition.
In 2022, we announced a recall related to the installation of the seat belt shoulder anchorage assembly, and in 2023, we announced a recall related to the towing park brake module from a supplier. These recalls, and any recalls in the future may result in adverse publicity, damage our brand and materially and adversely affect our business, prospects, operating results, and financial condition. In the future, we may voluntarily or involuntarily initiate a recall if any of our vehicles or electric powertrain components (including the fuel cell or batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.
Insufficient warranty reserves to cover warranty claims could materially and adversely affect our business prospects, financial condition and operating results.
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
We compete in a rapidly evolving and highly competitive industry, and a number of private and public companies have announced plans to offer or are offering FCEV and/or BEV trucks, including, but not limited to, companies such as Daimler, Volvo, Tesla, BYD, Peterbilt, XOS, Lion, Hyliion, Hyundai, Toyota, Navistar, Hino and Hyzon. Based on publicly available information, a number of these competitors have displayed prototype trucks and have announced target availability and production timelines, while others have launched pilot programs in some markets. In addition, we are aware that one potential competitor, BYD, is currently manufacturing and selling a Class 8 BEV truck. While some competitors may choose to offer BEV trucks, others such as Hyundai and Toyota have announced they plan to offer FCEV trucks and invest in hydrogen stations for refueling. In addition, our principal competition for our trucks will also come from manufacturers of trucks with internal combustion engines powered by diesel fuel.
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
We entered into the Hydrogen Purchase Agreement with WVR in June 2021, and we also acquired a 20% equity interest in WVR and entered into that certain Second Amended and Restated Limited Liability Company Agreement of WVR, pursuant to which, among other things, we, in our sole discretion, obtained the right (the "Offtake Right") to own up to 20% of the entity to which WVR will transfer ownership of the hydrogen gas turbine to be part of the Plant, without further consideration paid therefore, subject to certain conditions. Exercising this Offtake Right will likely require us to make significant capital expenditures to build liquefaction, storage, and transportation services. In addition, our expectations regarding the cost to us of hydrogen pursuant to the Offtake Right may be inaccurate, which could have a negative effect on our FCEV business, including future bundled lease options that we may offer.
We have entered into other collaborations and have announced planned collaborations with various parties, including with respect to hydrogen production and sourcing, providing service and maintenance and deployment of hydrogen fueling stations. Discussions with our strategic partners are ongoing, are subject to the parties' entry into definitive documentation, and terms of the agreements are subject to change. Consequently, there can be no assurance that we will enter into agreements on the terms initially contemplated, if at all, or that our agreements with our strategic partners will remain in place. We also recently announced plans that FFI will acquire our Phoenix hydrogen hub project, and are working with FFI on a hydrogen supply agreement.
Collaboration with third parties is subject to risks with respect to operations that are outside our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. There are risks of potential disputes, disagreements or fallouts with partners and failure to perform under contracts or enforce contracts against the other party, and/or the potential terminations, or non-renewals, of such contracts, and the production of our trucks or supply of hydrogen could be disrupted as a result. We may not be able to realize business or financial benefits of our strategic collaborations. We could be affected by adverse publicity related to our partners, whether or not such publicity is related to their collaboration with us, or adverse publicity related to our relationships with our partners. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our partners’ products or by the termination of our agreements with our partners. In addition, in situations where we rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards. In addition, our share of the earnings or losses of a collaborator may adversely affect our financial results, depending on the nature of the collaboration, including the discontinuation thereof.
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
We have entered into, and may in the future enter into additional, strategic alliances, including joint ventures or equity investments with various third parties to further our business purpose. These alliances subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new, or maintaining current, strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. We are subject to risks associated with such acquisitions, including but not limited to the following, any of which could adversely affect our revenue, gross margin, profitability and financial results:
•In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs. Acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business.
•Acquired assets or businesses may not generate the financial results we expect, within the expected timeframe or at all.
•Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.
•The costs of identifying and consummating acquisitions may be significant.
•Our ability to conduct due diligence, and our ability to evaluate the results of such due diligence, is dependent upon the veracity and completeness of statements and disclosures made or actions taken by third parties or their representatives.
•Our due diligence process may fail to identify significant issues with the acquired company's products or financial disclosures.
•We may not be able to meet contractual obligations of the acquired entity.
On June 30, 2023, pursuant to a general assignment (the “Assignment”), Romeo transferred ownership of all of Romeo’s right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions (collectively, the “Assets”) to SG Service Co., LLC, in its sole and limited capacity as Assignee for the Benefit of Creditors of Romeo (“Assignee”), and also designated Assignee to act as the assignee for the benefit of creditors of Romeo, such that, as of June 30, 2023, Assignee succeeded to all of Romeo’s right, title and interest in and to the Assets.
We have incurred losses as a result of the Assignment. For example, we recognized a loss of $24.9 million which is recorded in loss from deconsolidation of discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2023. The carrying values of the assets and liabilities of Romeo were removed from the Company's consolidated balance sheets as of June 30, 2023. See Note 10, Deconsolidation of Subsidiary, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
We are subject to litigation related to our acquisition of Romeo and may be subject to additional litigation. While the Assignee is in the process of winding down operations of Romeo, commencement of the Assignment will not have the benefit of staying pending litigation. Litigation and the time, cost and expenses associated with it could negatively impact our financial condition and results of operations.

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
We may face challenges related to perceptions of safety for commercial electric vehicles, especially if adverse events or accidents occur that are linked to the quality or safety of commercial electric vehicles.
An accident or safety incident involving one of our trucks may expose us to significant liability and a public perception that our trucks are unsafe or unreliable. For example, in June 2023, a fire started in one of our BEV trucks at our headquarters, which spread to other trucks parked nearby. As a result of the fire, all of the trucks affected are inoperable. We have ongoing investigations to understand the cause of the fire. Any accident or safety incident involving one of our trucks, even if fully insured, could harm our reputation and result in a loss of future customer demand if it creates a public perception that our trucks are unsafe or unreliable as compared to those offered by other manufacturers or other means of transportation. As a result, any accident or safety incident involving our trucks, or commercial electric vehicles of our competitors could materially and adversely affect our business, prospects, financial condition, and operating results.
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
We post publicly privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties fail to comply with our published policies and documentation. Such failures could carry similar consequences or subject us to potential local, state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any of the foregoing could materially and adversely affect our business, prospects, operating results and financial condition.
We face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.
We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We have international operations and subsidiaries in Germany, Italy, and Canada that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services in North America. However, we have no experience to date selling and servicing our vehicles outside of the United States and such expansion may require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our alternative fuel and electric trucks and require significant management attention. These risks include:
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
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the illness known as COVID-19. The impact of COVID-19 included changes in consumer and business behavior, pandemic fears and market downturns, global supply chain constraints, and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, including us, and led to a global decrease in vehicle sales in markets around the world.
The pandemic resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures adversely impacted our employees and operations and the operations of our customers, suppliers, vendors and business partners, and negatively impacted our sales and marketing activities, the construction schedule of our hydrogen fueling stations and our manufacturing plant in Arizona, and the production schedule of our trucks. For example, the headquarters of our former joint venture partner located in Italy was shut down for two months in 2020 due to COVID-19, and as a result, pilot builds for the BEV truck were delayed. In addition, various aspects of our business, manufacturing plant and hydrogen fueling station building process, cannot be conducted remotely. While certain measures by government authorities have been lifted others may be reinstated or remain in place for a significant period of time, which could adversely affect our manufacturing and building plans, sales and marketing activities, business and results of operations.
Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence due to the acceleration of inflation in the U.S. and the COVID-19 pandemic, as well as reduced spending by businesses, adversely effected the demand for our trucks. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our trucks for other traditional options, and cancel reservations for our trucks. In addition, in this inflationary environment, end customers were less likely to invest in the necessary charging infrastructure, which affected demand for our trucks. Decreased demand for our trucks would negatively affect our business.
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
These incentives include tax credits, rebates and other incentives for alternative energy production, alternative fuel and electric vehicles, including greenhouse gas ("GHG") emissions credits under the U.S. Environmental Protection Agency’s GHG Rule, the California Air Resources Board, California Transportation Commission ("CTC"), New York State Energy Research and Development Authority, and New Jersey Economic Development Authority, HVIP, NYTVIP, and NJZIP. There is no guarantee these programs will be available in the future. If these tax incentives and other benefits are not available or are reduced or otherwise limited in the future, our financial position could be harmed.
Additionally, while the Inflation Reduction Act of 2022 (the “IRA”) includes certain federal tax credits and other incentives for alternative energy production and alternative fuel, there is no guarantee these programs will be renewed or extended in the future or that we or our customers will qualify for the tax credits or incentives. If the IRA’s tax credits and incentives for our trucks are not available to us or our customers in the future, our business, financial viability and prospects could be adversely affected. The IRA, when combined with other state-based incentives, such as HVIP or NYTVIP incentives, could reduce the overall cost of our truck and the fueling thereof, but the repeal or modification of such incentives could discourage potential customers from purchasing our trucks. These and other changes to tax laws and regulations, or interpretation thereof, in the United States or other tax jurisdictions in which we do business, could adversely impact our business, financial condition, and results of operations.
We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business and prospects may be adversely affected.
We have and expect to continue applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies, as well as the sale of hydrogen. We are initially focusing our efforts in California in part because of the incentives that are available. For example, in 2023, the CTC awarded us a $41.9 million grant under the Trade Corridor Enhancement Program ("TCEP") to build six heavy-duty hydrogen refueling stations across Southern California We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these grants, loans and other incentives. If we are not successful in obtaining any of these incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially and adversely affected.
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
Our trucks can be designed with connectivity for future installation of an autonomous hardware suite and we plan to partner with a third-party software provider in the future to potentially implement Level 2 ("L2") autonomous capabilities. However, we cannot guarantee that we will be able to identify a third party to provide the necessary hardware and software to enable driverless Level 4 or Level 5 autonomy in an acceptable timeframe, on terms satisfactory to us, or at all. Autonomous driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our L2 autonomous driving systems occur, we could be subject to liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
The negative publicity has made it more difficult for us to attract and retain employees, partners and customers, reduced confidence in our products and services, harmed investor confidence and the market price of our common stock, invited legislative and regulatory scrutiny and resulted in litigation and governmental investigations and penalties. As a result, customers, potential customers, partners and potential partners have failed to award us additional business, or cancelled or sought to cancel existing contracts or otherwise, or direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, for additional information.
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
Social media platforms present risks and challenges that have resulted, and may in the future result in damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. Our internal policies and procedures regarding social media have not been, and may not in the future, be effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. The use of such platforms by our officers and other employees and former officers and employees has adversely impacted, and could in the future adversely impact our costs, and our brand and reputation, and has resulted, and could in the future result in the disclosure of confidential information, litigation and regulatory inquiries. Any such litigation or regulatory inquiries may result in significant penalties and other restrictive sanctions and adverse consequences. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them. We are currently party to litigation and regulatory proceedings related in part to social media statements. See Legal Proceedings in Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, for additional information.
Concentration of ownership among our executive officers and directors and their affiliates, and voting restrictions, may prevent new investors from influencing significant corporate decisions.
As of June 30, 2023, Mark A. Russell, our former President, Chief Executive Officer and director, beneficially owned, directly or indirectly, approximately 5.8%, of our outstanding common stock, and our directors and executive officers as a group beneficially own approximately 6.9% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation ("Certificate of Incorporation"), and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
As of June 30, 2023, Trevor R. Milton, our founder and former executive chairman, beneficially owned, directly or indirectly, approximately 6.8% of our outstanding common stock. In connection with his departure in September 2020, for a period of three years from September 20, 2020, Mr. Milton has agreed to certain standstill provisions, including, among other things, agreeing not to (i) acquire ownership (beneficial or otherwise) of more than 19 million shares of our outstanding common stock in the aggregate, together with shares held by his affiliates and associates, (ii) propose or effect any extraordinary transaction with respect to us, (iii) solicit any proxy or consent with respect to the election or removal of directors or any other proposal, (iv) seek representation on our board of directors or the removal of any member of our board of directors, or (v) submit any stockholder proposal. In addition, for a period of three years from September 20, 2020, Mr. Milton has agreed to vote his shares of our common stock (x) in favor of the slate of directors recommended by our board of directors at any meeting of our stockholders and (y) against the election of any nominee for director not recommended and nominated by our board of directors for election at such meeting. These standstill and voting restrictions could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of our executive officers and directors and their affiliates.
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
A successful claim of infringement against us could materially and adversely affect our business, prospects, operating results and financial condition. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.
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
In June 2022, we issued $200.0 million aggregate principal amount of our June 2022 Toggle Convertible Notes in a private placement. On April 11, 2023, we issued $100.0 million aggregate principal amount of our April 2023 Toggle Convertible Notes in a private placement in exchange for $100.0 million aggregate principal amount of our June 2022 Toggle Convertible Notes, and immediately following such exchange, $110.9 million aggregate principal amount of the June 2022 Toggle Convertible Notes and $100.0 million aggregate principal amount of the April 2023 Toggle Convertible Notes were outstanding. On June 23, 2023, we issued $11.0 million of our June 2023 Toggle Convertible Notes in connection with obtaining consents from the holders of the June 2022 Toggle Convertible Notes and April 2023 Toggle Convertible Notes to release Romeo as a guarantor of such Toggle Convertible Notes.
The terms of the Toggle Convertible Notes allow us to issue additional Toggle Convertible Notes in lieu of paying cash interest thereon.
In December 2022, we entered into a securities purchase agreement under which we may sell up to $125.0 million in initial principal amount of senior convertible notes, or the short-term convertible notes. We completed the sale of $50.0 million principal amount of the short-term convertible notes in December 2022, an additional $25.0 million principal amount of the short-term convertible notes in March 2023 and an additional $27.1 million principal amount of the short-term convertible notes in May 2023.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Toggle Convertible Notes, the short-term convertible notes or any future indebtedness we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. While, in lieu of paying cash interest on the Toggle Convertible Notes, we may elect to pay interest in kind, that election will increase the aggregate principal amount of the Toggle Convertible Notes. In addition, while in lieu of paying cash interest on the short-term convertible notes, we may elect to pay interest through issuance of in kind notes, that election will result in a dilutive issuance of shares of our common stock. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may incur a substantial amount of debt or take other actions which would intensify the risks discussed above, and significant indebtedness may prevent us from taking actions that we would otherwise consider to be in our best interests.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The Toggle Convertible Notes Indentures allow us to incur secured debt of up to $500.0 million.
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
Holders of the Toggle Convertible Notes have the right to require us to repurchase all or any portion of their the Toggle Convertible Notes upon the occurrence of a fundamental change or a change if control transaction as defined in the Toggle Convertible Notes Indentures at a repurchase price equal to 100% of the capitalized principal amount of such Toggle Convertible Notes to be repurchased, in the case of a fundamental change, or 130% of the capitalized principal amount of such Toggle Convertible Notes to be repurchased, in the case of a change in control transaction, plus accrued and unpaid interest, if any. Holders of the short-term convertible notes have the right to require us to redeem all or any portion of their notes in cash upon the occurrence of a change of control as defined in those notes at a price equal to 115% of the greatest of the principal amount to be redeemed, the conversion value of those notes as determined pursuant to those notes, and the change of control consideration payable on the underlying shares. In addition, upon conversion of the Toggle Convertible Notes, unless we elect, and are permitted at such time, to deliver solely shares of our common stock to the extent permitted under the Toggle Convertible Notes Indentures to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Toggle Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible notes surrendered therefore or pay cash upon conversions of the Toggle Convertible Notes. In addition, our ability to repurchase the Toggle Convertible Notes, redeem the short-term convertible notes, or to pay cash upon conversions of the Toggle Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Toggle Convertible Notes at a time when the repurchase is required by the Toggle Convertible Notes Indentures or to pay any cash payable on future conversions of the Toggle Convertible Notes as required by the Toggle Convertible Notes

Indentures would constitute a default under that Toggle Convertible Notes Indenture. Similarly, our failure to redeem the short-term convertible notes when required by the terms of those notes would constitute a default under the indenture governing those notes. A default under the Toggle Convertible Notes Indentures or the indenture governing the short-term convertible notes or the occurrence of the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repay or redeem the short-term convertible notes, repurchase the Toggle Convertible Notes or make cash payments upon conversions of the Toggle Convertible Notes.
The conditional conversion feature of the 2026 notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Toggle Convertible Notes is triggered, holders of the Toggle Convertible Notes will be entitled to convert the Toggle Convertible Notes held by them at any time during specified periods at their option. If one or more holders elect to convert their Toggle Convertible Notes, unless we elect to satisfy our conversion obligation to the extent permitted by the Toggle Convertible Notes Indentures by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Toggle Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Toggle Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2022, we did not maintain effective internal control over financial reporting because of a material weakness associated with ineffective information technology general controls ("ITGCs"), in the areas of user access and change management for the IT system that supports our financial reporting processes. We believe that these control deficiencies were a result of insufficient training of personnel on the operation and importance of ITGCs and inadequate risk-assessment processes resulting in failure to identify and assess risks in IT environments that could impact internal control over financial reporting. Management also deemed ineffective certain automated and manual business process controls that are dependent on the affected

ITGCs, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT system.
We have taken and continue to take steps to remediate the control deficiencies contributing to the material weakness, such that these controls are designed, implemented and operating effectively. These remediation actions include: (i) developing and deploying a training program regarding the operation and importance of ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those controls involving user access to IT systems and change management of IT systems that support financial reporting processes; (ii) developing and maintaining documentation of ITGCs to facilitate knowledge transfer in the event of personnel and function changes; and (iii) enhancing management’s review and testing plan to monitor ITGCs with a specific focus on IT systems supporting our financial reporting processes. Although we have improved our controls intended to remediate this material weakness, we cannot be certain as to when or if remediation will be complete. Further, remediation efforts place a significant burden on management and add increased pressure to our financial and IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, for additional information.
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
Interest in our common stock from our significant base of retail and other individual investors could result in increased volatility in the market price of our common stock, which could have a material adverse impact on the market price of our common stock and your investment.
Retail and other individual investors, which make up a significant segment of our overall stockholder base, have played a significant role in recent market dynamics that have resulted in substantial increases and volatility in the market prices of “meme” stocks. For example, the market prices and trading volumes of the common stock of GameStop Corp., AMC Entertainment Holdings, Inc. and certain other “meme” stocks, have recently experienced, and may continue to experience, extreme volatility. The rapid and substantial increases or decreases in the market prices of these “meme” stocks may be unrelated to operating performance, macroeconomic trends or industry fundamentals, and substantial increases in the value of such stocks may obscure the significant risks and uncertainties that the issuer faces. This volatility has been attributed, in part, to strong and atypical retail investor interest, including as may be expressed on financial trading and other social media sites and online forums such as r/wallstreetbets.

We have in the past and may in the future experience significant interest in our common stock from such investors, and as a result the market price of our common stock has been and may continue to be volatile. There is no guarantee that we will continue to benefit from such retail and individual investor interest, even if our business or financial performance is strong. If investor sentiment changes, this could have a material adverse impact on the market price of our common stock and your investment.
Retail and individual investor sentiment (including as may be expressed on financial trading and other social media sites and online forums) may also influence the amount and status of short interest in our common stock. This could increase the likelihood of our common stock being the target of a “short squeeze”, particularly because a large proportion of our common stock has been in the past and may in the future be traded by short sellers. A short squeeze and/or focused investor trading in anticipation of a short squeeze could lead to volatile price movements in shares of our common stock that may be unrelated or disproportionate to our operating performance or prospects. Or, if investors no longer believe a short squeeze is viable, the market price of our common stock may rapidly decline. Accordingly, investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.
Furthermore, short squeeze and/or other focused trading activity stemming from negative sentiment across our retail investor base could result in declines in the market price of our common stock such that our eligibility to remain listed on Nasdaq may be adversely impacted, which could impair our ability to access the capital markets and otherwise raise capital in the future. See “General Risk Factors—If we fail to satisfy all applicable Nasdaq continued listing requirements, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.”
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
•our need for additional capital;
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
The closing price of our common stock on Nasdaq ranged from $0.54 to $8.05 from May 2, 2022 through August 2, 2023. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including the COVID-19 pandemic and the war in Ukraine, may seriously affect the market price of our common stock, regardless of our actual operating performance.
Any investment in our common stock is subject to extreme volatility and could result in the loss of your entire investment. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, which has and may in the future be instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. See Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, for additional information.
If we fail to satisfy all applicable Nasdaq continued listing requirements, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.
Our common stock is currently listed on The Nasdaq Stock Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements, and a $1.00 minimum closing bid price requirement. Our common stock price has been in the recent past and may in the future be below the minimum bid price for continued listing on Nasdaq, and we receive a delisting notice. If our common stock again trades at closing bid prices below $1.00 for 30 consecutive business days, or if we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. We recently received notice from Nasdaq that we regained compliance with Nasdaq Rules by maintaining a closing bid price of $1.00 per share or greater. Delisting would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations. In addition, the reasonable prospect of delisting could result in an equity conditions failure under our senior convertible notes and the securities purchase agreement, which could affect our ability to elect to pay interest on our senior convertible notes in shares of our common stock and our ability to sell additional notes under the securities purchase agreement.
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

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended June 30, 2023, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

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
4.1
Indenture (including form of Note) by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated April 11, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2023.

4.2
First Supplemental Indenture to Indenture dated April 11, 2023, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated June 23, 2023.

4.3
First Supplemental Indenture to Indenture dated June 1, 2022, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated April 3, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2023).

4.4
Second Supplemental Indenture to Indenture dated June 1, 2022, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated April 10, 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 14, 2023).

4.5
Third Supplemental Indenture to Indenture dated June 1, 2022, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated June 23, 2023.

4.6		Indenture (including form of Note) by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated June 23, 2023.
4.7
Second Supplemental Indenture (including form of Series B-2 Senior Convertible Note) by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, dated May 10, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 10, 2023).

10.1	#	Form of Amendment to Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2023).
10.2	#
Form of Performance-Based Restricted Stock Unit Agreement under the Nikola Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2023).

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
Date: August 4, 2023