Form 10-Q
period 2023-09-30
Nikola Corp
filed 2023-11-02
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of October 30, 2023, there were 1,016,409,878 shares of the registrant’s common stock outstanding.

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
•Product recalls have and may in the future materially and adversely affect our business prospects, operating results and financial condition.
•Our success will depend on our ability to economically manufacture our trucks at scale and develop hydrogen fueling infrastructure to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to customers on schedule and at scale is unproven.
•We may experience significant delays in the design, manufacture and financing of our trucks, which could harm our business and prospects.
•Increases in costs, disruption of supply or shortage of raw materials and delays in the manufacturing and servicing of battery-packs for our BEV and FCEV trucks could harm our business.
•Our plan to build a network of hydrogen fueling stations will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our FCEV trucks. In addition, we may not be able to open fueling stations in certain states.
•We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling stations, or may not be able to produce or source the hydrogen needed at competitive prices.
•Reservations for the purchase or lease for our trucks are cancellable.
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
•Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$362,850	$225,850
Restricted cash and cash equivalents	1,224	10,600
Accounts receivable, net	10,707	31,638
Inventory	56,958	111,870
Prepaid expenses and other current assets	38,978	27,943
Assets subject to assignment for the benefit of creditors, current portion	—	29,025
Total current assets	470,717	436,926
Restricted cash and cash equivalents	28,026	77,459
Long-term deposits	16,681	34,279
Property, plant and equipment, net	469,851	417,785
Intangible assets, net	87,712	92,473
Investment in affiliates	58,193	62,816
Goodwill	5,238	6,688
Other assets	11,868	8,107
Assets subject to assignment for the benefit of creditors	—	100,125
Total assets	$1,148,286	$1,236,658
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$48,809	$93,242
Accrued expenses and other current liabilities	205,155	179,571
Debt and finance lease liabilities, current (including $32.4 million and $50.0 million measured at fair value, respectively)	39,177	61,675
Liabilities subject to assignment for the benefit of creditors, current portion	—	49,102
Total current liabilities	293,141	383,590
Long-term debt and finance lease liabilities, net of current portion	232,371	290,128
Operating lease liabilities	5,023	6,091
Other long-term liabilities	14,168	6,684
Deferred tax liabilities, net	15	15
Liabilities subject to assignment for the benefit of creditors	—	23,671
Total liabilities	544,718	710,179
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,600,000,000 and 800,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively, 992,033,979 and 512,935,485 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	99	51
Additional paid-in capital	3,520,890	2,562,855
Accumulated deficit	(2,917,473)	(2,034,850)
Accumulated other comprehensive loss	52	(1,577)
Total stockholders' equity	603,568	526,479
Total liabilities and stockholders' equity	$1,148,286	$1,236,658
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Truck sales	$(2,368)	$23,853	$19,693	$41,236
Service and other	636	388	4,614	3,026
Total revenues	(1,732)	24,241	24,307	44,262
Cost of revenues:
Truck sales	122,679	54,080	195,902	100,861
Service and other	1,092	330	4,236	2,396
Total cost of revenues	123,771	54,410	200,138	103,257
Gross loss	(125,503)	(30,169)	(175,831)	(58,995)
Operating expenses:
Research and development	41,966	66,683	168,286	204,346
Selling, general, and administrative	57,982	132,865	159,443	289,916
Loss on supplier deposits	716	—	18,433	—
Total operating expenses	100,664	199,548	346,162	494,262
Loss from operations	(226,167)	(229,717)	(521,993)	(553,257)
Other income (expense):
Interest expense, net	(52,680)	(7,735)	(71,262)	(10,754)
Revaluation of warrant liability	—	586	315	3,493
Gain on divestiture of affiliate	—	—	70,849	—
Loss on debt extinguishment	—	—	(20,362)	—
Other income (expense), net	(146,654)	2,617	(152,284)	4,423
Loss before income taxes and equity in net loss of affiliates	(425,501)	(234,249)	(694,737)	(556,095)
Income tax expense	1	1	1	3
Loss before equity in net loss of affiliates	(425,502)	(234,250)	(694,738)	(556,098)
Equity in net loss of affiliates	(262)	(1,984)	(16,287)	(6,074)
Net loss from continuing operations	(425,764)	(236,234)	(711,025)	(562,172)
Discontinued operations:
Loss from discontinued operations	—	—	(76,726)	—
Loss from deconsolidation of discontinued operations	—	—	(24,935)	—
Net loss from discontinued operations	—	—	(101,661)	—
Net loss	$(425,764)	$(236,234)	$(812,686)	$(562,172)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.50)	$(0.54)	$(1.01)	$(1.32)
Net loss from discontinued operations	$—	$—	$(0.14)	$—
Net loss	$(0.50)	$(0.54)	$(1.15)	$(1.32)

Weighted-average shares outstanding, basic and diluted	857,213,992	438,416,393	706,325,212	426,382,736
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(425,764)	$(236,234)	$(812,686)	$(562,172)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	145	(1,237)	1,629	(2,226)
Comprehensive loss	$(425,619)	$(237,471)	$(811,057)	$(564,398)
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2023	769,300,317	$77	$2,944,504	$(2,421,772)	$(93)	$522,716
Exercise of stock options	5,967,257	1	6,352	—	—	6,353
Issuance of shares for RSU awards	3,143,110	—	—	—	—	—
Common stock issued under Equity Distribution Agreement, net	27,662,880	3	53,136	—	—	53,139
Issuance of common stock upon conversion of Senior Convertible Notes	134,101,626	13	139,237	—	—	139,250
Common stock issued for conversion of April 2023 Toggle Convertible Notes	72,458,789	7	115,145	—	—	115,152
Common stock received for contingent stock consideration	(20,600,000)	(2)	—	(69,937)	—	(69,939)
Reclassification of conversion features embedded in Toggle Convertible Notes to equity	—	—	241,851	—	—	241,851
Reclassification of share-based payment awards from liability to equity	—	—	20,992	—	—	20,992
Reclassification of share-based payment awards from equity to liability	—	—	(8,395)	—	—	(8,395)
Stock-based compensation	—	—	8,068	—	—	8,068
Net loss	—	—	—	(425,764)	—	(425,764)
Other comprehensive loss	—	—	—	—	145	145
Balance as of September 30, 2023	992,033,979	$99	$3,520,890	$(2,917,473)	$52	$603,568

See accompanying notes to the consolidated financial statements.

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	512,935,485	$51	$2,562,855	$(2,034,850)	$(1,577)	$526,479
Exercise of stock options	6,723,629	1	7,154	—	—	7,155
Issuance of shares for RSU awards	10,915,751	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	32,211,777	3	67,584	—	—	67,587
Common stock issued under Equity Distribution Agreement, net	66,690,443	7	115,586	—	—	115,593
Issuance of common stock upon conversion of Senior Convertible Notes	221,412,391	23	246,408	—	—	246,431
Common stock issued in public offering	29,910,715	3	32,241	—	—	32,244
Common stock issued in registered direct offering	59,374,999	6	63,150	—	—	63,156
Common stock issued for conversion of April 2023 Toggle Convertible Notes	72,458,789	7	115,145	—	—	115,152
Common stock received for contingent stock consideration	(20,600,000)	(2)	—	(69,937)	—	(69,939)
Reclassification of conversion features embedded in Toggle Convertible Notes to equity	—	—	241,851	—	—	241,851
Reclassification of share-based payment awards from liability to equity	—	—	20,992	—	—	20,992
Reclassification of share-based payment awards from equity to liability	—	—	(10,401)	—	—	(10,401)
Stock-based compensation	—	—	58,325	—	—	58,325
Net loss	—	—	—	(812,686)	—	(812,686)
Other comprehensive loss	—	—	—	—	1,629	1,629
Balance as of September 30, 2023	992,033,979	$99	$3,520,890	$(2,917,473)	$52	$603,568
See accompanying notes to the consolidated financial statements.

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2022	433,475,084	$43	$2,176,945	$(1,576,550)	$(1,187)	$599,251
Exercise of stock options	1,296,206	1	1,404	—	—	1,405
Issuance of shares for RSU awards	1,425,182	—	—	—	—	—
Common stock issued under Equity Distribution Agreement, net	19,009,227	2	97,997	—	—	97,999
Stock-based compensation	—	—	102,845	—	—	102,845
Net loss	—	—	—	(236,234)	—	(236,234)
Other comprehensive loss	—	—	—	—	(1,237)	(1,237)
Balance as of September 30, 2022	455,205,699	$46	$2,379,191	$(1,812,784)	$(2,424)	$564,029

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	413,340,550	$41	$1,944,341	$(1,250,612)	$(198)	$693,572
Exercise of stock options	1,581,791	1	1,969	—	—	1,970
Issuance of shares for RSU awards	4,025,887	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	17,248,244	2	123,670	—	—	123,672
Common stock issued under Equity Distribution Agreement, net	19,009,227	2	97,997	—	—	97,999
Stock-based compensation	—	—	211,214	—	—	211,214
Net loss	—	—	—	(562,172)	—	(562,172)
Other comprehensive loss	—	—	—	—	(2,226)	(2,226)
Balance as of September 30, 2022	455,205,699	$46	$2,379,191	$(1,812,784)	$(2,424)	$564,029
See accompanying notes to the consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(812,686)	$(562,172)
Less: Loss from discontinued operations	(101,661)	—
Loss from continuing operations	(711,025)	(562,172)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	28,758	16,472
Stock-based compensation	68,916	211,214
Equity in net loss of affiliates	16,287	6,074
Revaluation of financial instruments	195,132	(94)
Revaluation of contingent stock consideration	(43,981)	—
Inventory write-downs	64,500	16,617
Non-cash interest expense	72,846	8,890
Loss on supplier deposits	18,433	—
Gain on divestiture of affiliate	(70,849)	—
Loss on debt extinguishment	20,362	—
Other non-cash activity	3,888	476
Changes in operating assets and liabilities:
Accounts receivable, net	20,932	(37,662)
Inventory	(9,983)	(97,952)
Prepaid expenses and other current assets	(48,332)	(10,371)
Other assets	(2,384)	(912)
Accounts payable, accrued expenses and other current liabilities	(1,672)	25,128
Long-term deposits	(1,377)	(8,356)
Operating lease liabilities	(1,191)	(416)
Other long-term liabilities	2,316	1,605
Net cash used in operating activities	(378,424)	(431,459)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(108,409)	(118,436)
Divestiture of affiliate	35,000	—
Proceeds from the sale of assets	20,742	18
Payments to Assignee	(2,725)	—
Investments in affiliates	(250)	(23,027)
Issuance of senior secured note receivable and prepaid acquisition-related consideration	—	(21,910)
Settlement of Second Price Differential	—	(6,588)
Net cash used in investing activities	(55,642)	(169,943)
See accompanying notes to the consolidated financial statements.

Cash flows from financing activities
Proceeds from the exercise of stock options	7,393	1,645
Proceeds from issuance of shares under the Tumim Purchase Agreements	67,587	123,672
Proceeds from registered direct offering, net of underwriter's discount	63,456	—
Proceeds from public offering, net of underwriter's discount	32,244	—
Proceeds from issuance of common stock under Equity Distribution Agreement, net of commissions paid	115,027	100,512
Proceeds from issuance of convertible notes, net of discount and issuance costs	217,075	183,504
Proceeds from issuance of Collateralized Promissory Notes	—	54,000
Proceeds from issuance of financing obligation, net of issuance costs	53,548	44,007
Proceeds from insurance premium financing	5,223	6,637
Repayment of debt and promissory notes	(45,287)	(28,125)
Payments on insurance premium financing	(3,550)	(2,635)
Payments on finance lease liabilities and financing obligation	(459)	(266)
Net cash provided by financing activities	512,257	482,951
Net increase (decrease) in cash and cash equivalents, including restricted cash and cash equivalents	78,191	(118,451)
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	313,909	522,241
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$392,100	$403,790

Cash flows from discontinued operations:
Operating activities	(4,964)	—
Investing activities	(1,804)	—
Financing activities	(572)	—
Net cash used in discontinued operations	$(7,340)	$—

Supplementary cash flow disclosures:
Cash paid for interest	$5,561	$2,643
Cash interest received	$7,153	$257
Supplementary disclosures for noncash investing and financing activities:
Conversion of Senior Convertible Notes into common stock	$246,431	$—
Reclassification of conversion features embedded in Toggle Convertible Notes to equity	$241,851	$—
Conversion of April 2023 Toggle Convertible Notes	$115,152	$—
Contingent stock consideration for divestiture of affiliate	$25,956	$—
Embedded derivative liability bifurcated from April 2023 Toggle Convertible Notes	$21,180	$—
Reclassification from liability to equity for certain share-based awards	$20,992	$—
PIK interest	$16,263	$7,284
Purchases of property, plant and equipment included in liabilities	$13,551	$28,912
Leased assets obtained in exchange for new finance lease liabilities	$10,982	$698
Reclassification from equity to liability for certain share-based awards	$10,401	$—
Accrued commissions under Equity Distribution Agreement	$1,114	$2,513
Accrued issuance costs	$300	$—
Embedded derivative asset bifurcated from June 2022 Toggle Convertible Notes	$—	$1,500
Stock option proceeds receivable	$—	$325
Accrued debt issuance costs	$—	$311
Accrued deferred issuance costs	$—	$—
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
On October 14, 2022, the Company completed the acquisition of all of the outstanding common stock of Romeo Power, Inc. (“Romeo”) (the "Romeo Acquisition") for a total purchase price of $78.6 million. See Note 3, Business Combination. On June 30, 2023, pursuant to a general assignment (the “Assignment”), the Company transferred ownership of all of Romeo’s right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions (collectively, the “Assets”) to SG Service Co., LLC, in its sole and limited capacity as Assignee for the Benefit of Creditors of Romeo (“Assignee”), and also designated Assignee to act as the assignee for the benefit of creditors of Romeo, such that Assignee succeeded to all of Romeo’s right, title and interest in and to the Assets. The results of operations of Romeo are reported as discontinued operations for the three and nine months ended September 30, 2023. See Note 10, Deconsolidation of Subsidiary, for additional information.
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
The Company has secured and intends to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the amended and restated equity distribution agreement with Citigroup Global Markets Inc. ("Citi"), as sales agent, see Note 8, Capital Structure. However, the ability to access the amended and restated equity distribution agreement is dependent on common stock trading volumes and the market price of the Company’s common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for the Company’s ASC 205-40 analysis.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had $362.9 million and $225.9 million of cash and cash equivalents, respectively. Cash equivalents included $14.3 million and zero of highly liquid investments as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, the Company had $29.3 million and $88.1 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and primarily consists of securitization of the Company's letters of credit, leases, and debt. See Note 7, Debt and Finance Lease Liabilities, for additional details.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of
	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$362,850	$225,850	$315,731
Restricted cash and cash equivalents – current	1,224	10,600	600
Restricted cash and cash equivalents – non-current	28,026	77,459	87,459
Cash, cash equivalents and restricted cash and cash equivalents	$392,100	$313,909	$403,790

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(b)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$14,339	$—	$—	$14,339
Derivative asset	—	—	124	124

Liabilities
Warrant liability	$—	$—	$65	$65
Senior Convertible Notes	—	—	32,381	32,381

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$170	$170

Liabilities
Warrant liability	$—	$—	$380	$380
Senior Convertible Notes	—	—	50,000	50,000
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

	Three months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Estimated fair value - beginning of period	$800	$—
Recognition of derivative asset	—	1,500
Change in fair value	(300)	(1,000)
Estimated fair value - end of period	$500	$500
The fair value of the derivative asset was immaterial as of September 30, 2023 and December 31, 2022.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Derivative Liabilities
Embedded conversion features derivative liability
On April 11, 2023, the Company completed an exchange (the "Exchange") of $100.0 million aggregate principal amount of the Company's existing June 2022 Toggle Convertible Notes for the issuance of $100.0 million aggregate principal amount of 8.00% / 11.00% Series B convertible senior PIK toggle notes (the "April 2023 Toggle Convertible Notes"). The April 2023 Toggle Convertible Notes were issued pursuant to an indenture dated as of April 11, 2023 (the "April 2023 Toggle Convertible Notes Indenture").
Additionally, in June 2023, the Company completed a private placement of $11.0 million aggregate principal amount of unsecured 8.00% / 8.00% Series C convertible senior PIK toggle notes (the "June 2023 Toggle Convertible Notes"). The June 2023 Toggle Convertible Notes were issued pursuant to an indenture dated as of June 23, 2023 (the "June 2023 Toggle Convertible Notes Indenture").
The April 2023 Toggle Convertible Notes Indenture and June 2023 Toggle Convertible Notes Indenture, among other things, limits conversion of the notes in certain instances until the earlier to occur of (x) an increase in the number of authorized shares in an amount sufficient to, among other things, allow for the issuance of common stock underlying the notes and (y) October 11, 2023, and provides that the Company shall elect to settle conversions of the notes in cash until such increase in the number of authorized shares has occurred, and the Company obtains the stockholder approval contemplated by Rule 5635 of the Nasdaq listing rules ("Nasdaq Rule").
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
During the third quarter of 2023, and commensurate with the approval to increase the number of authorized shares on August 3, 2023, the Company reassessed the conversion features bifurcated from the April 2023 Toggle Convertible Notes and June 2023 Toggle Convertible Notes. As of August 3, 2023, the conversion features met all equity classification criteria, and as a result, the derivative liabilities were remeasured as of August 3, 2023, and reclassified from accrued expenses and other current liabilities to additional paid-in capital on the consolidated balance sheets. Changes in the fair value of the derivative liabilities are recorded within other income (expense) on the consolidated statements of operations.
During the three and nine months ended September 30, 2023, the change in fair value of the derivative liabilities was as follows:

	Three months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Estimated fair value - beginning of period	$29,340	$—
Recognition of derivative liability	—	21,180
Change in estimated fair value	212,511	220,671
Reclassification to equity	(241,851)	(241,851)
Estimated fair value - end of period	$—	$—

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value of the conversion features were estimated by applying a with-and-without approach to a binomial lattice model. The following reflects the ranges of inputs and assumptions used:

	For the three months ended September 30, 2023	For the three months ended June 30, 2023

Stock price	$1.09 - $3.40	$1.09 - $1.38
Conversion price	$1.46 - $1.48	$1.46
Risk free rate	3.76% - 4.58%	3.76% - 4.49%
Equity volatility	47.50% - 60%	60% - 70%
Expected dividend yield	—%	—%
Credit spread	14.9% - 20.1%	16.4% - 17.2%
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
The Price Differential was a freestanding financial instrument and accounted for as a derivative liability. The derivative liability was remeasured at each reporting period with changes in its fair value recorded in other income (expense), net on the consolidated statements of operations. The first price differential was settled in the fourth quarter of 2021. The second price differential was settled in the third quarter of 2022 for $6.6 million, eliminating the Company's derivative liability balance as of September 30, 2022. During the three and nine months ended September 30, 2022, the change in fair value of the derivative liability was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Estimated fair value - beginning of the period	$6,588	$4,189
Change in estimated fair value	—	2,399
Settlement of second price differential	(6,588)	(6,588)
Estimated fair value - end of the period	$—	$—
Liability Classified Awards
During the second and third quarters of 2023, the Company reclassified certain share-based payment awards from equity to liabilities that would require cash settlement upon distribution or exercise. The fair value of these awards was determined based on the closing price of the Company's stock or a Black-Scholes model as of the measurement date and as of the end of each reporting period. Changes in the fair value of the liabilities were recognized as compensation cost over the requisite service period.
As of August 3, 2023, the share-based payment awards classified as liabilities no longer required cash settlement upon distribution or exercise. The Company reclassified the share-based payment awards into additional paid in capital on the

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company's consolidated balance sheets at their fair value. Changes in the fair value of liability classified awards during the three and nine months ended September 30, 2023, were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Liability classified awards - beginning of the period	$2,006	$—
Reclassification of share-based payment awards to liability	8,395	10,401
Change in fair value	10,591	10,591
Reclassification of share-based payment awards to equity	(20,992)	(20,992)
Liability classified awards - end of the period	$—	$—
(c)Revenue Recognition
Truck sales
Truck sales consist of revenue recognized on the sales of the Company's trucks. The sale of a truck is generally recognized as a single performance obligation at the point in time when control is transferred to the customer (dealers). Control is deemed transferred when the product is picked up by the carrier and the customer (dealer) can direct the product's use and obtain substantially all of the remaining benefits from the product. The Company may offer certain after-market upgrades at the request of the dealers. If a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation. The Company does not offer returns on truck sales. The Company may be required to repurchase dealer inventory in the event a dealer agreement is terminated.
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
Services and other
Services and other revenues primarily consists of sales of charging products, service parts, after-market parts, and hydrogen. Sales are generally recognized as a single performance obligation at the point in time when control is transferred to the customer. Control is deemed transferred when the product is delivered to the customer and the customer can direct the product's use and obtain substantially all of the remaining benefits from the asset. The Company does not offer sales returns on products. Payment for products sold are made in accordance with the Company's customary payment terms and the Company's contracts do not have significant financing components. The Company has elected to exclude sales taxes from the measurement of the transaction price.
(d)Product Warranties and Recall Campaigns
Product warranty costs are recognized upon transfer of control of trucks to dealers, and are estimated based on factors including the length of the warranty, product costs, supplier warranties, and product failure rates. Warranty reserves are reviewed and adjusted quarterly to ensure that accruals are adequate to meet expected future warranty obligations. Initial

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
warranty data is limited early in the launch of a new product and accordingly, future adjustments to the warranty accrual may be material.
Recall campaign costs are recognized when a product recall liability is probable and related amounts are reasonably estimable. Costs are estimated based on the number of trucks to be repaired and the required repairs including engineering and development, product costs, labor rates, and shipping. Estimating the cost to repair the trucks is highly subjective and requires significant management judgment. Based on information that is currently available, management believes that the accruals are adequate. It is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, and actions the Company may commit to or be required to undertake.
During the third quarter of 2023, the Company filed a voluntary recall with the National Highway Traffic Safety Administration for 209 of the Company's BEV trucks. The recall was initiated as a result of preliminary results of the Company's battery pack thermal event investigation. The investigation was in response to a thermal event caused by a battery pack defect. The Company is transporting all BEV trucks to the Company's Coolidge manufacturing facility where the BEV trucks will be retrofit with battery packs from another supplier. The Company accrued recall campaign costs of $61.8 million for the BEV trucks that are expected to be returned to dealers and customers once the recall work is complete. The Company placed a temporary hold on new BEV truck shipments until its BEV truck inventory has been retrofit with alternative battery packs. See Note 12, Commitments and Contingencies, for additional information.
The change in warranty liability for the three and nine months ended September 30, 2023 and 2022 is summarized as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Accrued warranty - beginning of period	$11,057	$2,203	$7,788	$—
Warranties issued in period - product warranty	172	2,611	4,245	4,601
Warranties issued in period - recall campaign	61,848	—	61,848	—
Net changes in liability for pre-existing warranties	(1,084)	(213)	(1,304)	—
Warranty costs incurred	(1,665)	(200)	(2,249)	(200)
Accrued warranty - end of period	$70,328	$4,401	$70,328	$4,401
As of September 30, 2023, warranty accrual of $62.0 million was recorded in accrued expenses and other current liabilities and $8.4 million in other long-term liabilities on the consolidated balance sheets. As of December 31, 2022, warranty accrual of $1.5 million was recorded in accrued expenses and other current liabilities and $6.3 million in other long-term liabilities on the consolidated balance sheets.
(e)Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-06 to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.
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
4.BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at September 30, 2023 and December 31, 2022, respectively:

	As of
	September 30, 2023	December 31, 2022
Raw materials	$18,707	$52,442
Work in process	22,120	9,646
Finished goods	10,437	47,677
Service parts	5,694	2,105
Total inventory	$56,958	$111,870

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the third quarter of 2023, the Company reclassified all BEV truck finished goods inventory to work in process to be retrofit with alternative battery packs related to the Company's voluntary recall. Additionally, during the third quarter of 2023, the Company wrote down BEV inventory related to the existing battery packs, cells and other BEV components which were deemed excess or obsolete due to the voluntary recall.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2023 and December 31, 2022, respectively:

	As of
	September 30, 2023	December 31, 2022
Inventory deposits	$14,810	$415
Prepaid expenses	7,941	5,333
Non-trade receivables	5,827	6,064
Prepaid insurance premiums	3,409	3,611
Headquarters sale agreement receivable	2,600	5,487
Deposits	2,052	3,917
Prepaid software	1,879	1,015
Deferred implementation costs	460	2,101
Total prepaid expenses and other current assets	$38,978	$27,943
Deferred implementation costs
Deferred implementation costs are amortized on a straight-line basis over the estimated useful life of the related software. The Company recorded an immaterial amount of amortization expense on the consolidated statements of operations for the three and nine months ended September 30, 2023, related to deferred implementation costs.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Construction-in-progress	$217,899	$209,187
Buildings	162,795	127,797
Equipment	49,535	35,257
Tooling	38,833	17,693
Finance lease assets	14,887	2,193
Software	8,617	8,568
Land	7,957	24,762
Other	3,683	3,501
Leasehold improvements	3,082	2,953
Furniture and fixtures	1,483	1,492
Demo vehicles	—	15,215
Property, plant and equipment, gross	508,771	448,618
Less: accumulated depreciation and amortization	(38,920)	(30,833)
Total property, plant and equipment, net	$469,851	$417,785
Construction-in-progress on the Company's consolidated balance sheets as of September 30, 2023 relates primarily to the expansion of the Company's manufacturing plant in Coolidge, Arizona, and development of hydrogen infrastructure.
Depreciation expense for the three months ended September 30, 2023 and 2022 was $15.1 million and $3.9 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $23.9 million and $10.5 million, respectively.
In July 2023, the Company executed a membership interest and asset purchase agreement (the "Purchase Agreement") with FFI Phoenix Hub Holdings, LLC, a wholly-owned subsidiary of Fortescue Future Industries ("FFI"). Pursuant to the terms of the Purchase Agreement, FFI Phoenix Hub Holdings, LLC, acquired 100% of the interests in Phoenix Hydrogen Hub, LLC, the Company's wholly owned subsidiary holding the assets related to the Phoenix hydrogen hub project, including land and construction-in-progress. The Company received net proceeds of $20.7 million during the third quarter of 2023 pursuant to the terms of the Purchase Agreement. The Company's proceeds are net of a $3.7 million holdback, related to which the Company recorded $1.2 million in prepaid expenses and other current assets, and $2.5 million in other assets on the consolidated balance sheets.
During the third quarter of 2023, the Company reassessed the useful lives of its BEV demo vehicles, and subsequently retired all demo vehicles.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
SEC settlement	$85,500	$90,000
Warranty liability, current	61,953	1,484
Accrued purchase of intangible asset	13,216	32,126
Inventory received not yet invoiced	12,696	18,167
Accrued outsourced engineering services	7,845	8,056
Accrued legal expenses	6,618	2,041
Accrued payroll and payroll related expenses	5,797	8,298
Other accrued expenses	4,264	2,152
Accrued purchases of property, plant and equipment	3,718	3,587
Operating lease liabilities, current	2,434	1,979
Accrued Equity Distribution Agreement fees	1,114	1,681
Supply agreement revision commitment	—	10,000
Total accrued expenses and other current liabilities	$205,155	$179,571
5.INVESTMENTS IN AFFILIATES
Investments in unconsolidated affiliates accounted for under the equity method consisted of the following:

		As of
	Ownership as of September 30, 2023	September 30, 2023	December 31, 2022
Nikola Iveco Europe GmbH	—%	$—	$4,142
Wabash Valley Resources LLC	20%	57,193	57,674
Nikola - TA HRS 1, LLC	50%	1,000	1,000
		$58,193	$62,816
Equity in net loss of affiliates on the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity in net loss of affiliates:
Nikola Iveco Europe GmbH	$—	$(1,959)	$(15,556)	$(5,998)
Wabash Valley Resources LLC	(262)	(25)	(731)	(76)
Total equity in net loss of affiliates	$(262)	$(1,984)	$(16,287)	$(6,074)
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On June 29, 2023 (the "Divestiture Closing"), the Company and Iveco executed the European Joint Venture Transaction Agreement (the "Transaction Agreement") whereby the Company sold its 50% equity interest in Nikola Iveco Europe GmbH to Iveco for $35.0 million. In conjunction with the Transaction Agreement, the Company issued an intellectual property license agreement (the “License Agreement”), which grants Iveco and Nikola Iveco Europe GmbH a non-exclusive, perpetual, irrevocable, fully sublicensable, transferable, and fully assignable license ("Licensed Software") to software and controls technology related to the BEV and FCEV. According to the terms of the Transaction Agreement, the Company was eligible to receive 20.6 million shares of its own common stock from Iveco, contingent on successful due diligence ("Software Due Diligence") performed by Iveco and its consultants on the Licensed Software delivered to Iveco on the Divestiture Closing pursuant to the License Agreement. The Software Due Diligence was evaluated based on mutually agreed criteria between Iveco and the Company.
On the Divestiture Closing, the Company recognized a gain equal to the difference between the consideration received and its basis in the Nikola Iveco Europe GmbH investment, consisting of a liability balance of $11.4 million for investment in affiliates, and cumulative currency translation losses of $1.5 million. The delivery of the Licensed Software on the Divestiture Closing was determined to represent a right to use the Licensed Software and the performance obligation was satisfied upon the delivery of the Licensed Software on Divestiture Closing. The Company recognized gains related to the derecognition of its basis in Nikola Iveco Europe GmbH and delivery of the Licensed Software in gain on divestiture of affiliate on the consolidated statements of operations. During the nine months ended September 30, 2023, the Company recognized a gain of $70.8 million in gain on divestiture of affiliates consisting of the following:

Nine Months Ended
September 30, 2023
Cash consideration received	$35,000
Contingent stock consideration receivable	25,956
Derecognition of investment in affiliate	11,428
Derecognition of cumulative currency translation losses	(1,535)
Gain on divestiture of affiliate	$70,849
Contingent stock consideration received
The contingent stock consideration was accounted for as variable consideration and included in total consideration as of Divestiture Closing, as it was not probable that a significant reversal of such consideration would occur upon resolution of the contingency. On August 3, 2023, the Software Due Diligence was deemed successful and Iveco transferred to the Company 20.6 million shares of Nikola common stock, which were immediately retired. The Company recognized the fair value of the common stock upon receipt in accumulated deficit on the consolidated balance sheets. The fair value of the contingent stock consideration was measured based on the closing price of the Company's common stock price, with changes in fair value recognized in other income (expense), net on the consolidated statements of operations.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three and nine months ended September 30, 2023, the change in fair value of the contingent stock consideration was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Fair value - beginning of the period	$28,428	$—
Contingent stock consideration recognized on Divestiture Closing	—	25,956
Change in fair value	41,509	43,981
Delivery of shares for stock consideration	(69,937)	(69,937)
Fair value - end of the period	$—	$—
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
As of September 30, 2023, the Company's maximum exposure to loss was $57.7 million, which represents the book value of the Company's equity interest and loans to WVR for $0.5 million.
Nikola - TA HRS 1, LLC
In March 2022, the Company and Travel Centers of America, Inc. ("TA") entered into a series of agreements which established a joint venture, Nikola - TA HRS 1, LLC. The operations expected to be performed by the joint venture consist of the development, operation and maintenance of a hydrogen fueling station. Operations have not commenced as of September 30, 2023.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6.INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$10,714	$39,286
FCPM license	47,181	—	47,181
Other intangibles	1,650	405	1,245
Total intangible assets	$98,831	$11,119	$87,712

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$5,357	$44,643
FCPM license	47,181	—	47,181
Other intangibles	800	151	649
Total intangible assets	$97,981	$5,508	$92,473
Amortization expense related to intangible assets for the three and nine months ended September 30, 2023 was $1.9 million and $5.6 million, respectively. Amortization expense related to intangible assets for the three and nine months ended September 30, 2022 was $1.7 million and $3.6 million, respectively.
In 2021, the Company acquired a license for fuel cell power modules ("FCPMs") for use in the production of FCEVs. The Company expects to amortize the license beginning at the start of in-house FCPM production, expected to commence in the first half of 2024. As of September 30, 2023, the Company has not started amortizing the license.
7.DEBT AND FINANCE LEASE LIABILITIES
A summary of debt and finance lease liabilities as of September 30, 2023 and December 31, 2022, were as follows:

	As of
	September 30, 2023	December 31, 2022
Current:
Senior Convertible Notes	$32,381	$50,000
Insurance premium financing	3,673	1,999
Finance lease liabilities	2,370	367
Promissory notes	686	9,309
Financing obligations	67	—
Debt and finance lease liabilities, current	$39,177	$61,675

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
	September 30, 2023	December 31, 2022
Non-current:
Toggle Convertible Notes	$119,291	$199,786
Financing obligations	101,233	50,359
Promissory notes	2,501	39,165
Finance lease liabilities	9,346	818
Long-term debt and finance lease liabilities, net of current portion	$232,371	$290,128
The fair values of the following debt obligations are estimated using level 2 fair value inputs, including stock price and risk-free rates. The following table presents the carrying value and estimated fair values:

	As of September 30, 2023
	Carrying Value	Fair Value
June 2022 Toggle Convertible Notes	$111,003	$93,788
June 2023 Toggle Convertible Notes	8,288	13,220
Second Collateralized Note	3,187	3,086
Insurance Premium financing	2,372	2,370
September 2023 Insurance Premium financing	1,224	1,220
Toggle Convertible Notes
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of the Company's June 2022 Toggle Convertible Notes, which will mature on May 31, 2026. The June 2022 Toggle Convertible Notes were issued pursuant to an indenture, dated as of June 1, 2022 (the "June 2022 Toggle Convertible Notes Indenture").
In April 2023, the Company completed an exchange of $100.0 million aggregate principal amount of the Company's June 2022 Toggle Convertible Notes for the issuance of $100.0 million aggregate principal amount of April 2023 Toggle Convertible Notes, which will mature on May 31, 2026. The April 2023 Toggle Convertible Notes were issued pursuant to the April 2023 Toggle Convertible Notes Indenture. In conjunction with the issuance of the April 2023 Toggle Convertible Notes, the Company executed the first supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of April 3, 2023 (the "First Supplemental Indenture to June 2022 Notes"), and the second supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of April 10, 2023 (the "Second Supplemental Indenture to June 2022 Notes"), which First Supplemental Indenture to June 2022 Notes, among other things, amended the conversion provisions of the June 2022 Toggle Convertible Notes Indenture to limit conversions of the June 2022 Toggle Convertible Notes in certain instances until the earlier to occur of (x) an increase in the number of authorized shares in an amount sufficient to, among other things, allow for the issuance of common stock underlying the June 2022 Toggle Convertible Notes and (y) October 11, 2023, and provide that the Company shall elect to settle conversions of the June 2022 Toggle Convertible Notes in cash prior to such increase in the number of authorized shares.
Additionally, in June 2023, the Company completed a private placement of $11.0 million aggregate principal amount of the Company's June 2023 Toggle Convertible Notes (together with the June 2022 Toggle Convertible Notes and the April 2023 Toggle Convertible Notes, the "Toggle Convertible Notes"), which will mature on May 31, 2026. The June 2023 Toggle Convertible Notes were issued pursuant to the June 2023 Toggle Convertible Notes Indenture (together with the June 2022 Toggle Convertible Notes Indenture and the April 2023 Toggle Convertible Notes Indenture, the "Toggle Convertible Notes Indentures"). The June 2023 Toggle Convertible Notes were issued in consideration as a consent fee to the holders for execution of the third supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of June 23, 2023 (the "Third Supplemental Indenture to June 2022 Notes"), and the first supplemental indenture to the April 2023 Toggle Convertible Notes Indenture dated as of June 23, 2023 (the "First Supplemental Indenture to April 2023 Notes"), which, among other things, released Romeo as a guarantor of the June 2022 Toggle Convertible Notes and the April 2023 Toggle Convertible Notes, respectively.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Conversions
Based on the applicable conversion rates, the Toggle Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. However, conversions of the Toggle Convertible Notes are limited in certain instances until the earlier to occur of (x) an increase in the number of authorized shares in an amount sufficient to, among other things, allow for the issuance of common stock underlying such Toggle Convertible Notes and (y) October 11, 2023, and the Company shall elect to settle conversions of the Toggle Convertible Notes in cash until such increase in the number of authorized shares has occurred and in the case of conversions of the April 2023 Toggle Convertible Notes, the Company obtains the stockholder approval contemplated by Nasdaq Rule 5635. The Company amended its Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 800,000,000 to 1,600,000,000, following approval by the stockholders at the Company's annual meeting of stockholders on August 3, 2023.
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
Holders of the Toggle Convertible Notes will have the right to convert all or a portion of their Toggle Convertible Notes prior to the close of business on the business day immediately preceding February 28, 2026 only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2022 for the June 2022 Toggle Convertible Notes, during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2023 for the April 2023 Toggle Convertible Notes, during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2023 for the June 2023 Toggle Convertible Notes (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Toggle Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Toggle Convertible Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate of the Toggle Convertible Notes on each such trading day; (iii) if the Company calls such Toggle Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events.
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
During the second quarter of 2023, the exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million of April 2023 Toggle Convertible Notes was determined to represent a substantial change in terms and extinguishment accounting was applied. The Company recognized a loss on debt extinguishment of $20.4 million for the nine months ended September 30, 2023. As part of the assessment of the exchange, the Company bifurcated the conversion features on the April 2023 Toggle Convertible Notes and recognized a derivative liability of $21.2 million as of the exchange date, resulting in an adjustment to the debt discount.
Additionally, during the second quarter of 2023, the execution of the Third Supplemental Indenture to June 2022 Notes and First Supplemental Indenture to April 2023 Notes were deemed modifications to the Toggle Convertible Notes outstanding under the June 2022 Toggle Convertible Notes Indenture and April 2023 Toggle Convertible Notes Indenture, respectively, as the amended terms did not substantially change the terms of the respective notes. The consideration paid to the holders in the

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
form of the issuance of the June 2023 Toggle Convertible Notes was recognized as an issuance cost upon modification and is amortized as an adjustment of interest expense over the remaining terms of the June 2022 Toggle Convertible Notes and April 2023 Toggle Convertible Notes.
On August 4, 2023, the holders of the April 2023 Toggle Convertible Notes exercised their conversion right for all the outstanding principal amount. The Company elected to settle the conversion with the issuance of 72,458,789 shares of common stock. The remaining unamortized discount was recognized in interest expense, net on the consolidated statements of operations due to the reclassification of the conversion feature to equity.
The net carrying amounts of the debt component of the Toggle Convertible Notes as of September 30, 2023 were as follows:

	June 2022 Toggle Convertible Notes	June 2023 Toggle Convertible Notes
Principal amount	$117,041	$11,000
Accrued PIK interest	4,327	237
Unamortized discount	(2,502)	(2,949)
Unamortized issuance costs	(7,863)	—
Net carrying amount	$111,003	$8,288
The net carrying amounts of the debt component of the Toggle Convertible Notes as of December 31, 2022 were as follows:

June 2022 Toggle Convertible Notes
Principal amount	$210,939
Accrued PIK interest	1,998
Unamortized discount	(6,443)
Unamortized issuance costs	(6,708)
Net carrying amount	$199,786
As of September 30, 2023, the effective interest rates on the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes were 13.90% and 8.00%, respectively. Amortization of the debt discount and issuance costs is reported as a component of interest expense and is computed using the straight-line method over the term of the applicable Toggle Convertible Notes, which approximates the effective interest method.
The following table presents the Company's interest expense related to the June 2022 Toggle Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$3,219	$5,500	$12,464	$7,284
Amortization of debt discount and issuance costs	785	922	2,520	1,228
Total interest expense	$4,004	$6,422	$14,984	$8,512

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the Company's interest expense related to the April 2023 Toggle Convertible Notes:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Contractual interest expense	$1,096	$3,562
Amortization of debt discount and issuance costs	41,530	42,242
Total interest expense	$42,626	$45,804
For the three and nine months ended September 30, 2023, the Company recognized an immaterial amount of interest expense on the June 2023 Toggle Convertible Notes.
Senior Convertible Notes
First Purchase Agreement Notes
On December 30, 2022, the Company entered into a securities purchase agreement (the “First Purchase Agreement”) with the investors named therein for the sale of up to $125.0 million in initial principal amount of senior convertible notes (the “First Purchase Agreement Notes”), in a registered direct offering. The First Purchase Agreement Notes are convertible into shares of the Company’s common stock, subject to certain conditions and limitations. The Company consummated an initial closing for the sale of $50.0 million in aggregate principal amount of First Purchase Agreement Notes on December 30, 2022 (the "Series A Notes").
Subsequent to the initial closing, the Company entered into amended securities purchase agreements (the "Amended Purchase Agreements") pursuant to which the Company consummated additional closings on March 17, 2023 for the sale of $25.0 million in aggregate principal amount of First Purchase Agreement Notes (the "Series B-1 Notes"), on May 10, 2023 for the sale of $15.0 million in aggregate principal amount of First Purchase Agreement Notes (the "Series B-2 Notes"), and on May 25, 2023 for the sale of $12.1 million in aggregate principal amount of First Purchase Agreement Notes (the "Series B-3 Notes").
The purchase price for the First Purchase Agreement Notes is $1,000 per $1,000 principal amount. Subject to certain conditions being met or waived, at the option of the Company, one or more additional closings for up to the remaining principal amount of First Purchase Agreement Notes may occur.
Each First Purchase Agreement Note will accrue interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning April 1, 2023 for the Series A Notes, June 1, 2023 for the Series B-1 Notes and July 1, 2023 for the Series B-2 and Series B-3 Notes. Interest will be payable in cash or shares of the Company's common stock or in a combination of cash and shares of common stock, at the Company’s option. The interest rate will increase to an annual rate of 12.5% per annum upon the occurrence and during the continuance of an event of default under the term of the First Purchase Agreement Notes. Each First Purchase Agreement Note issued pursuant to the First Purchase Agreement and Amended Purchase Agreements will have a maturity date of one year from issuance, which may be extended at the option of the noteholders in certain instances. Upon any conversion, redemption or other repayment of a First Purchase Agreement Note, a “make-whole” amount equal to the amount of additional interest that would accrue under such First Purchase Agreement Note at the interest rate then in effect assuming that the outstanding principal of such First Purchase Agreement Notes remained outstanding through and including the maturity date of such First Purchase Agreement Note.
At any time on or after January 9, 2023, all or any portion of the principal amount of each First Purchase Agreement Note, plus accrued and unpaid interest, any make-whole amount and any late charges thereon (the “Conversion Amount”), is convertible at any time, in whole or in part, at the noteholder’s option, into shares of the Company's common stock at a conversion price per share (the “Conversion Price”) equal to the lower of (i) the applicable “reference price”, subject to certain adjustments (the “Reference Price”), (ii) the greater of (x) the applicable “floor price” (the “Floor Price”) and (y) the volume weighted average price (“VWAP”) of the Common Stock as of the conversion date, and (iii) the greater of (x) the Floor Price, and as elected by the converting noteholder, (y) either (X) depending on the delivery time of the applicable conversion notice, (1) the VWAP as of the applicable conversion date or (2) the VWAP immediately prior to the applicable conversion date and (Y) 95% of the average VWAP for the three trading days commencing on, and including, the applicable conversion date,

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
subject to adjustment in accordance with the terms of the Notes. The Reference Price and Floor Price applicable to each issuance of First Purchase Agreement Notes is summarized below:

	Reference Price	Floor Price
Series A Notes	$5.975	$0.478
Series B-1 Notes	$4.050	$0.478
Series B-2 Notes	$2.140	$0.478
Series B-3 Notes	$1.952	$0.478
At any time during an Event of Default Redemption Right Period (as defined below), a noteholder may alternatively elect to convert all or any portion of the First Purchase Agreement Notes at an alternate conversion rate (the “Alternate Conversion Rate”) equal to the quotient of (i) 115% of the Conversion Amount divided by (ii) the Conversion Price.
Upon a change of control, a noteholder may, subject to certain exceptions, require the Company to redeem all, or any portion, of the First Purchase Agreement Notes in cash at a price equal to 115% of the greatest of: (i) the Conversion Amount, (ii) the product of (x) the Conversion Amount and (y) the quotient of (I) the greatest closing sale price of the common stock during the period beginning on the date immediately preceding the earlier to occur of (1) the consummation of a change of control and (2) the public announcement of such change of control, and ending on the date the noteholder notifies the Company of its exercise of its right to redeem pursuant to the change of control divided by (II) the Conversion Price, and (iii) the product of (x) the Conversion Amount and (y) the quotient of (I) the aggregate consideration per share of common stock to be paid to the holders of the Common Stock upon consummation of such change of control divided by (II) the Conversion Price.
At any time an “Equity Conditions Failure” (as defined in the First Purchase Agreement Notes) exists at the time of consummation of certain “Subsequent Placements” (as defined in the Purchase Agreement), the noteholders have the right, subject to certain exceptions, to require that the Company redeem all, or any portion, of the Conversion Amount of the Notes not in excess of the gross proceeds of such Subsequent Placement at a redemption price of 100% of the Conversion Amount to be redeemed. If the noteholder is participating in such Subsequent Placement, the noteholder may require the Company to apply all, or any part, of any amounts that would otherwise be payable to the noteholder in such redemption, on a dollar-for-dollar basis, against the purchase price of the securities to be purchased by the noteholder in such Subsequent Placement.
A noteholder will not have the right to convert any portion of the First Purchase Agreement Notes, to the extent that, after giving effect to such conversion, the noteholder (together with certain of its affiliates and other related parties) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (the “Maximum Percentage”). The noteholder may from time to time increase the Maximum Percentage to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.
The First Purchase Agreement Notes provide for certain Events of Default, including certain types of bankruptcy or insolvency events of default involving the Company after which the First Purchase Agreement Notes become automatically due and payable. At any time after the earlier of (x) a noteholder’s receipt of a required notice of an event of default, and (y) the noteholder becoming aware of an event of default, and ending on the twentieth trading day after the later of (I) the date such event of default is cured, and (II) the investor’s receipt of an event of default notice from the Company (such period, the “Event of Default Redemption Rights Period”), the noteholder may require the Company to redeem, subject to certain exceptions, all or any portion of its Notes at a price equal to 115% of the greater of (i) the Conversion Amount and (ii) the product of the Alternate Conversion Rate and the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such Event of Default and ending on the trading day immediately prior to the date the Company makes the entire redemption payment.
The Company will be subject to certain customary affirmative and negative covenants regarding the rank of the Senior Convertible Notes, the incurrence of certain indebtedness, the repayment of certain indebtedness, transactions with affiliates, and restrictions on certain issuance of securities, among other customary matters.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes conversions of the First Purchase Agreement Notes during the nine months ended September 30, 2023:

	Series A Notes	Series B-1 Notes	Series B-2 Notes	Series B-3 Notes
Shares of common stock issued for conversions	21,785,618	21,127,720	21,758,268	22,639,159
Principal balance converted	$50,000	$25,000	$15,000	$12,075
Make-whole interest converted	$2,500	$1,250	$750	$604
Average conversion price	$2.41	$1.24	$0.72	$0.56
The Company elected to account for the First Purchase Agreement pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The Company believes that the fair value option better reflects the underlying economics of the First Purchase Agreement Notes. As of December 31, 2022, the Company recognized $50.0 million on the consolidated balance sheets for the fair value of First Purchase Agreement Notes outstanding. The First Purchase Agreement was terminated in the third quarter of 2023.
Second Purchase Agreement Notes
On August 21, 2023, the Company entered into a securities purchase agreement (the "Second Purchase Agreement") with the investors named therein for the sale of up to $325.0 million in initial principal amount of senior convertible notes (the “Second Purchase Agreement Notes”), in a registered direct offering. Pursuant to Nasdaq Rule 5635, the Company is limited to the issuance of an aggregate of 171,179,577 shares under the terms of the Second Purchase Agreement. The Second Purchase Agreement Notes (together with the First Purchase Agreement Notes, the "Senior Convertible Notes") are convertible into shares of the Company’s common stock, subject to certain conditions and limitations. The Company consummated an initial closing for the sale of $125.0 million in aggregate principal amount of Second Purchase Agreement Notes on August 21, 2023 (the "Series A-1 Notes").
Subsequent to the initial closing, the Company entered into a supplemental indenture pursuant to which the Company consummated an additional closing on September 22, 2023 for the sale of $40.0 million in aggregate principal amount of Second Purchase Agreement Notes (the "Series A-2 Notes").
The purchase price for the Second Purchase Agreement Notes is $1,000 per $1,000 principal amount. Subject to certain conditions being met or waived, at the option of the Company, one or more additional closings for up to the remaining principal amount of Second Purchase Agreement Notes may occur. The aggregate principal amount of Second Purchase Agreement Notes that may be offered in the additional closings may not be more than $160.0 million and the Company’s option to sell additional Second Purchase Agreement Notes will be exercisable until the 18 month anniversary of the date of the Second Purchase Agreement.
Each Second Purchase Agreement Note will accrue interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning January 1, 2024 for the Series A-1 Notes and for the Series A-2 Notes. Interest will be payable in cash or shares of the Company's common stock or in a combination of cash and shares of common stock, at the Company’s option. The interest rate will increase to an annual rate of 12.5% per annum upon the occurrence and during the continuance of an event of default under the term of the Second Purchase Agreement Notes. Each Second Purchase Agreement Note issued pursuant to the Second Purchase Agreement will have a maturity date of one year from issuance, which may be extended at the option of the noteholders in certain instances. Upon any conversion, redemption or other repayment of a Second Purchase Agreement Note, a “make-whole” amount equal to the amount of additional interest that would accrue under such Second Purchase Agreement Note at the interest rate then in effect assuming that the outstanding principal of such Second Purchase Agreement Notes remained outstanding through and including the maturity date of such Second Purchase Agreement Note.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
At any time on or after August 21, 2023, the Conversion Amount is convertible at any time, at the Conversion Price. The Reference Price and Floor Price applicable to each issuance of Second Purchase Agreement Notes is summarized below:

	Reference Price	Floor Price
Series A-1 Notes	$2.940	$0.380
Series A-2 Notes	$2.940	$0.380
The following table summarizes conversions of the Second Purchase Agreement Notes during the three and nine months ended September 30, 2023:

	Series A-1 Notes	Series A-2 Notes
Shares of common stock issued for conversions	128,380,608	5,721,018
Principal balance converted	$125,000	$7,619
Make-whole interest converted	$6,250	$381
Average conversion price	$1.02	$1.40
The Company elected to account for the Second Purchase Agreement Notes pursuant to the fair value option under ASC 825. As of September 30, 2023, the Company recognized $32.4 million on the consolidated balance sheets for the fair value of Second Purchase Agreement Notes outstanding.
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
After the Sale Date and through September 30, 2023, the Company recognized an additional $13.1 million for financing obligations on the Company's consolidated balance sheets for construction completed after the Sale Date. As of September 30, 2023, the Company has recognized a HQ Sale Agreement receivable of $2.6 million for funds not yet received for construction completed in prepaid expenses and other current assets. Additionally, for the three and nine months ended September 30, 2023, the Company recognized $0.9 million and $2.7 million, respectively, of interest expense related to interest on the financing obligation and amortization of debt issuance costs. For the three and nine months ended September 30, 2022, the Company recognized $0.9 million and $1.4 million, respectively, of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
greater of the fair market value, or 300% of the purchase price. As of the Land Sale Date, the Company considered the purchase option reasonably certain of being exercised.
The buyer is not considered to have obtained control of the land because the lease is classified as a finance lease. Accordingly, the sale of the land in Coolidge, Arizona is not recognized and the land continues to be recognized on the Company's consolidated balance sheets. As of the Land Sale Date, the Company recorded $49.4 million as a financing obligation on the Company's consolidated balance sheets representing proceeds received net of debt issuance costs of $1.0 million. Rent payments under the terms of the Land Lease Agreement will be allocated between interest expense and principal repayments using the effective interest method. Additionally, debt issuance costs will be amortized to interest expense over the lease term.
For the three and nine months ended September 30, 2023, the Company recognized $1.3 million and $1.3 million, respectively, of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
Collateralized Promissory Notes
On June 7, 2022, the Company executed a promissory note and a master security agreement (the "Master Security Agreement") for $50.0 million at a stated interest rate of 4.26% (the "Collateralized Note"). The Collateralized Note was fully collateralized by certain personal property assets as fully described in the Master Security Agreement. The Collateralized Note carried a 60 month term and was payable in 60 equal consecutive monthly installments due in arrears.
For the three and nine months ended September 30, 2023, the Company recognized $0.2 million and $1.1 million of interest expense, respectively, on the Collateralized Note. For the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $0.7 million, respectively, of interest expense on the Collateralized Note. The Company repaid $39.3 million during the third quarter of 2023, representing the outstanding principal balance of the Collateralized Note.
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
For the three and nine months ended September 30, 2023 and 2022, interest expense related to the Second Collateralized Note was immaterial.
Insurance Premium Financing
The Company executed an insurance premium financing agreement pursuant to which the Company financed certain annual insurance premiums for $6.6 million, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payable incurred interest at 2.95%, and matured on March 27, 2023.
During the second and third quarters of 2023, the Company executed additional insurance premium financing agreements pursuant to which the Company financed certain annual insurance premiums for $3.9 million and $1.2 million, respectively, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payables each incurred interest at 6.64%, and is due in monthly installments maturing on March 27, 2024.
For the three and nine months ended September 30, 2023 and 2022, the Company recognized an immaterial amount of interest expense on the insurance premium financing agreements.
Letters of Credit
During the third quarter of 2022, the Company executed a $0.6 million letter of credit to secure a customs bond through August 31, 2023. During the third quarter of 2023, the Company executed a $1.2 million letter of credit to secure a customs bond through September 14, 2024. As of September 30, 2023, no amounts have been drawn on the letter of credit.
During the second quarter of 2022, and in conjunction with the execution of the Lease Agreement, the Company executed an irrevocable standby letter of credit for $12.5 million to collateralize the Company's lease obligation. The Lease Agreement was subsequently amended, increasing the amount of the letter of credit to $13.1 million. The letter of credit is subject to annual increases commensurate with base rent increases pursuant to the Lease Agreement. The letter of credit will

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
expire upon the expiration of the Lease Agreement, but may be subject to reduction or early termination upon the satisfaction of certain conditions as described in the Lease Agreement.
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million through December 31, 2024 in connection with the execution of a product supply agreement with a vendor. The supply agreement was subsequently amended, reducing the amount of the letter of credit to $15.0 million. As of September 30, 2023, no amounts have been drawn on the letter of credit.
8.CAPITAL STRUCTURE
Shares Authorized
As of September 30, 2023, the Company had authorized a total of 1,750,000,000 shares consisting of 1,600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As of September 30, 2023 and December 31, 2022, the Company had 841,183 and 1,137,850 private warrants outstanding, respectively. The Company assumed the private warrants previously issued by VectoIQ Acquisition Corp. ("VectoIQ") and Romeo through the Business Combination and Romeo Acquisition, respectively, and each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 or $96.96 per share, respectively, subject to adjustment.
The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for the issuance of common stock at a price below their exercise price.
For the three months ended September 30, 2023 and 2022, the Company recorded zero, and a $0.6 million gain, respectively, for revaluation of warrant liability on the consolidated statement of operations. For the nine months ended September 30, 2023 and 2022, the Company recorded gains of $0.3 million and $3.5 million, respectively, for revaluation of warrant liability on the consolidated statement of operations. As of September 30, 2023 and December 31, 2022, the Company had $0.1 million and $0.4 million, respectively, for warrant liability related to the private warrants outstanding on the consolidated balance sheets.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the nine months ended September 30, 2023, the Company sold 3,420,990 shares of common stock, for proceeds of $8.4 million, and terminated the First Tumim Purchase Agreement during the first quarter of 2023. During the nine months ended September 30, 2022, the Company sold 17,248,244 shares of common stock under the First Tumim Purchase Agreement for proceeds of $123.7 million.
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
During the nine months ended September 30, 2023, the Company sold 28,790,787 shares of common stock, for proceeds of $59.2 million, to Tumim under the Second Tumim Purchase Agreement, and terminated the Second Tumim Purchase Agreement during the third quarter of 2023.
Equity Distribution Agreement
In August 2022, the Company entered into an equity distribution agreement with Citi as sales agent, pursuant to which the Company can issue and sell shares of its common stock with an aggregate maximum offering price of $400.0 million. In August 2023, the Company amended and restated the equity distribution agreement (as amended and restated, the "Equity Distribution Agreement") with Citi as a sales agent, pursuant to which the Company increased the aggregate maximum offering price by $200.0 million, resulting in an aggregate offering price of up to $600.0 million.
The Company pays Citi a fixed commission rate of 2.5% of gross offering proceeds of shares sold under the Equity Distribution Agreement. During the three and nine months ended September 30, 2023, the Company sold 27,662,880 and 66,690,443 shares, respectively, of common stock under the Equity Distribution Agreement at an average price per share of $1.97 and $1.78, respectively, for gross proceeds of $54.5 million and $118.6 million, and net proceeds of approximately $53.1 million and $115.6 million, after $1.4 million and $3.0 million in commissions to the sales agent. During the three and nine months ended September 30, 2022, the Company sold 19,009,227 shares of common stock under the Equity Distribution Agreement at an average price per share of $5.29 for gross proceeds of $100.5 million and net proceeds of approximately $98.0 million, after $2.5 million in commissions to the sales agent. Commissions incurred in connection with the Equity Distribution Agreement are reflected as a reduction of additional paid-in capital on the Company's consolidated balance sheets. As of September 30, 2023 and December 31, 2022, $1.1 million and $1.7 million, respectively, in commissions were recognized in accrued expenses and other current liabilities on the Company's consolidated balance sheets.
Public Offering
The Company sold 29,910,715 shares of common stock in an underwritten public offering (the "Public Offering") at an offering price of $1.12 per share. The Public Offering closed on April 4, 2023, and the Company received net proceeds of $32.2 million after underwriter's discounts and offering costs.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
9.STOCK BASED COMPENSATION EXPENSE
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
Stock Options
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted. Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	22,470,585	$1.31	5.33
Granted	—	—
Exercised	6,723,629	1.06
Cancelled	588,508	2.24
Outstanding at September 30, 2023	15,158,448		3.86
Vested and exercisable as of September 30, 2023	15,158,448	$1.39	3.86
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Changes in RSUs are as follows:

Number of RSUs
Balance at December 31, 2022	19,574,800
Granted	11,631,426
Released	10,915,751
Cancelled	6,188,682
Balance at September 30, 2023	14,101,793
Market Based RSUs
The Company's market based RSUs contained a stock price index as a benchmark for vesting. Through the second quarter of 2022, these awards were issued with three milestones that vest depending upon a consecutive 20-trading day stock price target of the Company’s common stock. The Company's stock price targets ranged from $25 to $55 per share.
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
On April 24, 2023, the Company granted 2,900,000 performance-based RSUs to the Company's executive officers, which entitle them to receive a specified number of shares of the Company's common stock upon vesting. Additionally, during the third quarter of 2023, the Company granted 1,500,000 performance-based RSUs in connection with the appointment of new executive officers.
The number of shares earned could range between 0% and 200% of the target award depending upon the Company's performance at the conclusion of the three-year performance period, ending December 31, 2025. The performance condition of the awards is based on total shareholder return ("TSR") of the Company's common stock relative to a broad group of green energy companies. The TSR performance condition is deemed a market condition. The fair value of the TSR awards on the grant date was determined using a Monte Carlo simulation model, which utilizes significant assumptions including stock volatility and risk free rates, and does not change throughout the vesting period. The grant date fair value of the TSR awards was determined to be $11.1 million and is recognized over the vesting period. The following represents the significant assumptions used to determine the grant date fair value for the TSR awards:

	During the three months ended September 30, 2023	During the three months ended June 30, 2023
Stock price	$1.40 - $3.40	$0.82
Term (years)	2.30 - 2.40	2.70
Risk-free interest rate	4.8% - 5.0%	3.9%
Expected volatility	116% - 127%	99.0%
Expected dividend yield	—%	—%

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Changes in market based RSUs are as follows:

Number of Market Based RSUs
Balance at December 31, 2022	2,071,058
Granted	4,400,000
Released	—
Cancelled	3,571,058
Balance at September 30, 2023	2,900,000
Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$414	$—	$1,813	$—
Research and development	3,383	10,105	19,043	28,112
Selling, general, and administrative	14,862	92,740	48,060	183,102
Total stock-based compensation expense	$18,659	$102,845	$68,916	$211,214
As of September 30, 2023, total unrecognized compensation expense was as follows:

Unrecognized Compensation Expense
Market based RSUs	$8,331
RSUs	38,530
Total unrecognized compensation expense at September 30, 2023	$46,861
10.DECONSOLIDATION OF SUBSIDIARY
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In connection with the deconsolidation, the Company recognized a loss from deconsolidation of subsidiaries of $24.9 million which is recorded in loss from deconsolidation of discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2023 and consisted of the following:

As of deconsolidation
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following represents the major components of loss from discontinued operations presented in the consolidated statements of operations:

For the nine months ended September 30, 2023
Revenues	$1,665
Cost of revenues	12,926
Gross loss	(11,261)
Operating expenses:
Research and development	5,673
Selling, general and administrative	14,937
Loss on supplier deposits	44,835
Total operating expenses	65,445
Loss from operations	(76,706)
Other income (expense), net
Interest expense, net	(53)
Revaluation of warrant liability	33
Loss from discontinued operations	$(76,726)

11.INCOME TAXES
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
Income tax expense was immaterial for the three and nine months ended September 30, 2023 and 2022 due to cumulative tax losses.
12.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general, and administrative expense on the consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2023.
Regulatory and Governmental Investigations
By order dated December 21, 2021, the Company and the SEC reached a settlement arising out of the SEC’s investigation of the Company related to a short-seller article published in September 2020. Under the terms of the settlement,

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
without admitting or denying the SEC’s findings, the Company among other things, agreed to pay a $125 million civil penalty. The first $25 million installment was paid at the end of 2021 and the remaining installments to be paid semiannually through 2023. The Company previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. In July 2022, the Company and SEC agreed to an alternative payment plan with the first two payments of $5 million to be paid in July 2022 and December 2022. The July 2022 and December 2022 payments have been made by the Company. In February 2023, the Company and the SEC agreed to another alternative payment plan, with two payments of $1.5 million each to be paid in March 2023 and June 2023. The March 2023 and June 2023 payments have been made by the Company. In August 2023, the Company and the SEC agreed to an additional payment of $1.5 million to be paid in September 2023, which has been made by the Company. The remainder of the payment plan is subject to determination. As of September 30, 2023, the Company has reflected the remaining liability of $85.5 million in accrued expenses and other current liabilities on the consolidated balance sheets.
The legal and other professional costs the Company incurred during the three and nine months ended September 30, 2023 in connection with legal work disclosed elsewhere in this Report include approximately zero and $0.2 million, respectively, expensed for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. During the three and nine months ended September 30, 2022 the Company expensed $6.0 million and $25.5 million, respectively, for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. As of September 30, 2023 and December 31, 2022, accrued expenses for legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement were immaterial.
To the extent that these investigations and any resulting third-party claims yield adverse results over time, such results could jeopardize the Company's operations and exhaust its cash reserves, and could cause stockholders to lose their entire investment.
The Company is currently seeking reimbursement from Mr. Milton for costs and damages arising from the actions that are the subject of the government and regulatory investigations. On October 20, 2023, an arbitration panel in New York, New York awarded the Company approximately $165 million plus interest in an arbitration proceeding against Mr. Milton. The Company intends to file with the arbitration panel an application to recover attorneys' fees related to the matter. The Company's ability to enforce the arbitration award and recover any judgment from the counterparty is not guaranteed and could result in no recovery.
Shareholder Securities Litigation
The Company and certain of its current and former officers and directors are defendants in a consolidated securities class action lawsuit pending in the United States District Court of the District of Arizona (the "Shareholder Securities Litigation"). On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 23, 2020, a motion for reconsideration of the Court’s order appointing the Lead Plaintiff was filed. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. The motion for reconsideration was denied on February 18, 2021. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the Court appointed Nikola Investor Group II as Lead Plaintiff. On January 24, 2022, Lead Plaintiffs filed the Consolidated Amended Class Action Complaint which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company's business plan and prospects. In accordance with the Court’s scheduling order, Defendants filed their motions to dismiss on April 8, 2022. On May 9, 2022, Plaintiffs filed their opposition to Defendants' motions to dismiss, and on June 8, 2022, Defendants filed their reply briefs. On February 2, 2023, the court issued a ruling granting the Defendants' motions to dismiss, without prejudice. As a result, Plaintiffs' complaint was dismissed in its entirety, with leave to amend by April 3, 2023. On April 3, 2023, Plaintiff's filed the Second Consolidated Amended Class Action Complaint. In accordance with the Court’s scheduling order, Defendants filed their motions to dismiss the Second Consolidated Amended Class Action Complaint on May 15, 2023. On June 14, 2023, Plaintiffs filed their oppositions to Defendants’ motions to dismiss, and on June 29, 2023, Defendants filed their reply briefs. The Court has not yet ruled on the motions.

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
On January 7, 2022, Barbara Rhodes, a purported stockholder of the Company, filed her Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Rhodes v. Milton, et al. and Nikola Corp., C.A. No. 2022-0023-KSJM (the “Rhodes Action”). On January 10, 2022, Zachary BeHage and Benjamin Rowe, purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned BeHage v. Milton, et al. and Nikola Corp., C.A. No. 2022-0045-KSJM (the “BeHage Rowe Action”). These actions are against certain of the Company’s current and former directors and allege breach of fiduciary duties, insider selling under Brophy, aiding and abetting insider selling, aiding and abetting breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On February 1, 2022, the Court consolidated the Rhodes Action and the BeHage Rowe Action as In re Nikola Corporation Derivative Litigation, C.A. No. 2022-0023-KJSM (the "Consolidated Chancery Action"). The Consolidated Chancery Action was stayed through February 2, 2022 on a combination of joint stipulations and court orders. Plaintiffs then filed a second amended complaint on February 14, 2023 (the “Second Amended Complaint”). On March 10, 2022, Michelle Brown and Crisanto Gomes, purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned Brown v. Milton, et al. and Nikola Corp., C.A. No. 2022-0223-KSJM (the “Brown & Gomes Action”). The Brown & Gomes Action likewise alleges claims against certain of the Company’s current and former directors for purported breaches of fiduciary duty and unjust enrichment. On January 12, 2023, the parties entered into a stipulation consolidating the Brown & Gomes Action in the Consolidated Chancery Derivative Action. On May 3, 2023, each of the current and former director defendants moved to partially dismiss the Second Amended Complaint. Briefing concluded on August 25, 2023, and oral argument is scheduled for December 8, 2023.
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

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
counsel for the stockholder who sent the demand letter. There can be no assurance as to whether any litigation will be commenced by or against the Company by the purported shareholder with respect to the claims set forth in the demand letter, or whether any such litigation could be material.
Additionally, on December 23, 2022, the Company received another demand letter from a law firm representing purported stockholder of the Company, Ed Lomont, alleging facts and claims substantially the same as many of the facts and claims in the filed derivative shareholder lawsuits. The demand letter requested that the board’s demand review committee (i) undertake an independent internal investigation into certain board members and management’s purported violations of Delaware and/or federal law; and (ii) commence a civil action against those members of the board and management for alleged fiduciary breaches. In February 2023, the board of directors reengaged the demand review committee, consisting of independent directors Bruce L. Smith, and Mary L. Petrovich, to review such demands and provide input to the Company and retained independent counsel.
On September 6, 2023, Lomont filed a Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Lomont v. Milton, et al.., C.A. No. 2023-0908-KSJM (the “Lomont Action”) against certain of the Company’s current and former directors, alleging claims against those defendants for purported breaches of fiduciary duty, unjust enrichment, and contribution and indemnification. The Lomont Action alleges that the Company constructively and wrongfully refused Lomont’s demand that the Company bring claims against officers and directors. The parties have not yet entered into a schedule for the Lomont Action.
The complaints seek unspecified monetary damages, costs and fees associated with bringing the actions, and reform of the Company's corporate governance, risk management and operating practices. The Company is vigorously defending against the foregoing complaints. The Company is unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material.
Tenneson Action
On October 13, 2023, John Tenneson filed a purported securities class action in the United States District Court for the District of Arizona, captioned Tenneson v. Nikola et al., Case No. 2:23-cv-02131-DJH (the “Tenneson Action”). The Tenneson Action asserts claims against the Company and certain officers and directors asserts under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company’s safety and structural controls related to its manufacturing of battery components and the likelihood of a product recall.
Plaintiff seeks an unspecified amount in damages, attorneys’ fees, and other relief. The Company intends to vigorously defend itself. The Company is unable to estimate the potential loss or range of loss, if any, associated with the Tenneson Action, which could be material.
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
Lightning eMotors matter
On March 9, 2023, Lighting eMotors filed a complaint in Colorado State Court alleging that Nikola tortiously interfered with the Romeo Power, Inc. / Lightning eMotors business relationship and Lightning’s business expectancy. Nikola denies the allegations and intends to vigorously defend the matter. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Commitments and Contingencies
FCPM License
In the third quarter of 2021, the Company entered into a FCPM license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2025. As of September 30, 2023 and December 31, 2022, the Company accrued $13.2 million and $32.1 million, respectively, in accrued expenses and other current liabilities and $5.3 million and zero, respectively, in other long-term liabilities on the consolidated balance sheets.
Inventory Repurchase Agreements
During the first quarter of 2023, the Company entered into an arrangement with a finance company to provide floor plan financing to its dealers (the "Floor Plan"). The Company receives payment from the finance company following shipment of trucks to the dealers, and the Company participates in the cost of dealer financing up to certain limits. In conjunction with the Floor Plan, the Company entered into an inventory repurchase agreement (the "Inventory Repurchase Agreement") with the finance company, whereby the Company has agreed to repurchase trucks re-possessed by the financing company in the event of a dealer default, at the financing company's option. As of September 30, 2023, the maximum potential cash payments the Company could be required to make under the terms of the Inventory Repurchase Agreement was $11.9 million. The Company's financial exposure under the Inventory Repurchase Agreement is limited to the difference between the amount paid to the financing company and the amount received upon subsequent resale of the re-possessed truck. As of September 30, 2023, the Company had not repurchased any trucks under the terms of the Inventory Repurchase Agreement, nor received any requests for repurchase.
BEV Recall Campaign
On August 11, 2023, the Company announced a voluntary recall of approximately 209 BEV trucks, as a result of the preliminary results of the Company’s battery pack thermal event investigations. The incident was deemed likely caused by a defect within components of the supplier battery pack. The Company has ceased investigations of the thermal event and has determined that replacement of the battery pack in all BEV trucks is the safest, most cost effective remedy. All BEV trucks are being transported to the Company's Coolidge manufacturing facility to be retrofit with alternative battery packs.
Amounts accrued for the recall campaign are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The Company accrued $61.8 million during the third quarter of 2023 related to the recall campaign.

Purchase Commitments
As of September 30, 2023, the Company entered into agreements with four liquid hydrogen suppliers which require a minimum commitment of product purchases on a take-or-pay basis starting in the fourth quarter of 2023. The Company's purchase obligations with these suppliers contain minimum purchase quantities, provisions for price adjustments, and in certain instances, are contingent on the supplier's expected construction of the production site and commencement of production by a certain deadline. As of September 30, 2023, minimum future product purchases are estimated to be $1.3 million during the fourth quarter of 2023, $10.1 million during 2024, $62.6 million during 2025, $143.4 million during 2026, and $491.0 million thereafter through December 31, 2029.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(425,764)	$(236,234)	$(711,025)	$(562,172)
Net loss from discontinued operations	—	—	(101,661)	—
Net loss	$(425,764)	$(236,234)	$(812,686)	$(562,172)

Denominator:
Weighted average shares outstanding, basic and diluted	857,213,992	438,416,393	706,325,212	426,382,736

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.50)	$(0.54)	$(1.01)	$(1.32)
Net loss from discontinued operations	$—	$—	$(0.14)	$—
Net loss	$(0.50)	$(0.54)	$(1.15)	$(1.32)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Toggle Convertible Notes (on an as-converted basis)	20,803,462	22,872,040	20,803,462	22,872,040
Senior Convertible Notes (on an as-converted basis)	21,232,749	—	21,232,749	—
Outstanding warrants	841,183	760,915	841,183	760,915
Stock options, including performance stock options	15,158,448	27,385,088	15,158,448	27,385,088
Restricted stock units, including market based RSUs	17,001,793	23,911,805	17,001,793	23,911,805
Total	75,037,635	74,929,848	75,037,635	74,929,848
14.SUBSEQUENT EVENTS
Conversion of Senior Convertible Notes
The Company issued 30,231,974 shares of common stock for settlement of conversions of $34.0 million aggregate principal amount of the Second Purchase Agreement Notes and make-whole interest pursuant to the Second Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements that are not historical facts. When used in this report, words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” "could," “plan,” “predict,” “potential,” "target," "goal," "strategy," “seem,” “seek,” “future,” “outlook,” and similar expressions are intended to identify forward looking statements. These are statements that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding the company’s expectations regarding its business and the potential benefits received from the planned integrated offering of trucks and fueling solutions, including the Tre FCEV and mobile fuelers, and its belief that its integrated fueling and charging systems will create competitive benefits; the potential benefits received from the company’s hydrogen production, offtake, distribution and dispensing plans; the expected performance and specifications of company vehicles and hydrogen production, distribution and fueling solutions; the benefits and attributes of the company's business model and strategy; the company’s expectations for its trucks and market acceptance of electric trucks; expected benefits of the company’s strategic partnerships; the company’s plans with respect to its potential leasing arrangements; the company's plans with respect to its maintenance and service program; our future capital requirements and ability to raise capital; expected uses of our common stock; beliefs regarding our competitive position; market opportunity; expectations regarding expense levels; and expected scope, costs and timing related to the battery-electric truck recall, including the nature of the repairs, expected costs to repair the vehicles and timing of such expenses, and any potential offsets, timing of battery replacement and truck deliveries. These statements are based on various assumptions, whether or not identified in this report, and on the current expectations of management and are not predictions of actual performance. These assumptions include our financial and business performance; expected timing with respect to the build out of our manufacturing facility, and production and attributes of our FCEV and BEV trucks; expectations regarding our hydrogen fuel station rollout plan; timing of completion of validation testing, volume production and other milestones; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the execution of definitive agreements with our business partners and the success of our planned collaborations; the failure to convert LOIs or MOUs into binding orders; the cancellation of orders; our future capital requirements and sources and uses of cash; costs of capital; the outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations and planned operations; the impact of inflation on our business; our business, expansion plans and opportunities; our ability to achieve cost reductions for our vehicles; customer demand for our trucks; assumptions regarding our recall campaign; the continued availability of government incentives; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to execute our business model, including market acceptance of our products and planned services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceedings; the effect of the COVID-19 pandemic on our business; our ability to raise capital and the terms thereof; our ability to service or repay our debt; our ability to compete; the success of our business collaborations; regulatory developments in the United States; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to the recall, including higher than expected costs, the discovery of additional problems, delays retrofitting the trucks and delivering such trucks to customers, supply chain and other issues that may create additional delays, order cancellations as a result of the recall, litigation, complaints and/or product liability claims, and reputational harm; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
In this report, all references to “Nikola,” “we,” “us,” or “our” mean Nikola Corporation.
Nikola™ and HYLA are trademarks of Nikola Corporation. We also refer to trademarks of other corporations and organizations in this report.

NIKOLA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Late in the first quarter of 2022, we commenced commercial production of Tre BEVs at our manufacturing facility in Coolidge, Arizona, and commercial production of the Tre FCEV started in the third quarter of 2023.
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
•    continue to invest in our technology;
•    invest in marketing and advertising, sales, and distribution infrastructure for our products and services;
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
Truck Production and Shipments
We started commercial production at our Coolidge, Arizona manufacturing facility in March 2022 and began sales of Tre BEV trucks in the second quarter of 2022. During the third quarter of 2023, production and sales of the Tre BEV was impacted significantly by the voluntary recall of BEV trucks.
In August 2023, we placed a temporary hold on all new BEV truck shipments. The recall was initiated in response to investigations prompted by a battery pack thermal event. During these investigations it was discovered that additional process and design changes may be necessary and that cell-level issues may need to be addressed beyond the initially identified coolant manifold replacement. While the inquiries continue to identify the root causes of battery malfunctions, to minimize vehicle downtime and maximize customer safety and satisfaction, the battery packs in existing dealer and customer trucks will be retrofit with battery packs from an alternative supplier. As of September 30, 2023, we accrued recall campaign costs of $61.8 million for the BEV trucks that are expected to be returned to dealers and customers once the recall is complete. The battery replacement is expected to commence in late 2023, with the first set of trucks expected to be returned to customers starting in the first quarter of 2024, pending supply chain or other issues.
All BEV truck inventory is currently classified as work in process inventory as we are removing the existing battery packs off the trucks and plan to retrofit the BEV inventory with alternative battery packs.

Tre BEVs	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023
Produced	50	75	133	63	33	N/A
Shipped	48	63	20	31	45	3
During the second quarter of 2023, we transitioned the manufacturing line to a mixed model production line in preparation for the commencement of commercial production of the FCEV starting on July 31, 2023. In the third quarter of 2023, six Tre FCEV trucks came off the assembly line and were in final quality review as of September 30, 2023.
We require substantial additional capital to produce and validate our products and services and fund operations for the foreseeable future. Until we can generate sufficient revenue and positive gross margins, we expect to finance our operations through a combination of existing cash on hand, sales of stock, debt financings, strategic partnerships, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development and validation efforts, demand for our trucks and expense levels, among other things.
Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, for more information.
Components of Results of Continuing Operations
Revenues
Truck sales: Truck sales are derived from deliveries of our trucks to dealers.
Service and other: Service and other revenues primarily include sales from delivered Mobile Charging Trailers ("MCTs"), other charging products to dealers and customers, and service parts and labor.

Cost of Revenues
Truck sales: Cost of revenue includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our Coolidge manufacturing facilities, freight and duty costs, reserves for estimated warranty and recall campaign expenses and inventory write-downs.
Service and other: Cost of revenues primarily related to MCT, other charging products, and service part sales primarily include direct materials, outsourced manufacturing services, and fulfillment costs.
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
During the three and nine months ended September 30, 2023, our research and development expenses were primarily incurred in connection with development and validation of our FCEV trucks. Our research and development costs have decreased and are expected to continue to decrease with the commencement of FCEV serial production on July 31, 2023.
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
We expect our selling, general, and administrative expenses to decline as we continue to stay focused on right-scaling the business and cash preservation.
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

Results of Continuing Operations
Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022
The following table sets forth our historical operating results from continuing operations for the periods indicated:

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$(2,368)	$23,853	$(26,221)	(110)%
Service and other	636	388	248	64%
Total revenues	(1,732)	24,241	(25,973)	(107)%
Cost of revenues:
Truck sales	122,679	54,080	68,599	127%
Service and other	1,092	330	762	231%
Total cost of revenues	123,771	54,410	69,361	127%
Gross loss	(125,503)	(30,169)	(95,334)	316%
Operating expenses:
Research and development	41,966	66,683	(24,717)	(37)%
Selling, general, and administrative	57,982	132,865	(74,883)	(56)%
Total operating expenses	100,664	199,548	(98,884)	(50)%
Loss from operations	(226,167)	(229,717)	3,550	(2)%
Other income (expense):
Interest expense, net	(52,680)	(7,735)	(44,945)	581%
Revaluation of warrant liability	—	586	(586)	(100)%
Other expense, net	(146,654)	2,617	(149,271)	(5704)%
Loss before income taxes and equity in net loss of affiliates	(425,501)	(234,249)	(191,252)	82%
Income tax expense	1	1	—	NM
Loss before equity in net loss of affiliates	(425,502)	(234,250)	(191,252)	82%
Equity in net loss of affiliates	(262)	(1,984)	1,722	(87)%
Net loss from continuing operations	$(425,764)	$(236,234)	$(189,530)	80%

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.50)	$(0.54)	$0.04	(7)%

Weighted-average shares outstanding, basic and diluted	857,213,992	438,416,393	418,797,599	96%

Revenues
Truck sales
Revenues related to sales of Tre BEV trucks decreased by $26.2 million, or 110%, from $23.9 million during the three months ended September 30, 2022 to negative $2.4 million during the three months ended September 30, 2023. The decrease is attributed to the hold on new BEV truck shipments in connection with the recall during the third quarter of 2023. Additionally, during the third quarter of 2023, we repurchased seven previously sold trucks as a result of us cancelling dealer agreements.
Service and other
Revenues related to service and other revenue increased by $0.2 million, or 64%, from $0.4 million during the three months ended September 30, 2022 to $0.6 million during the three months ended September 30, 2023, primarily driven by sales of service parts.
Cost of Revenues
Truck sales
Cost of revenues related to truck sales increased by $68.6 million, or 127%, from $54.1 million during the three months ended September 30, 2022 to $122.7 million during the three months ended September 30, 2023. The increase is attributed to the voluntary recall of BEV trucks in the third quarter of 2023. As a result of the recall, we accrued $61.8 million for estimated recall campaign costs and reserved $45.7 million for BEV battery pack and other components deemed excess and obsolete. The increase during the three months ended September 30, 2023 was partially offset by the reduction in trucks delivered compared to the three months ended September 30, 2022.
Service and other
Cost of revenues related to service and other revenue increased by $0.8 million, or 231%, from $0.3 million during the three months ended September 30, 2022 to $1.1 million during the three months ended September 30, 2023. The increase was primarily driven by direct materials, outsourced services, and fulfillment costs related to sales of service parts.
Research and Development
Research and development expenses decreased by $24.7 million, or 37.1%, from $66.7 million during the three months ended September 30, 2022 to $42.0 million during the three months ended September 30, 2023. The decrease was primarily due to lower spending on outside development, professional services, expensed components and tooling related to FCEV prototype builds of $15.8 million, decreases in stock compensation of $5.9 million, and a decrease in personnel costs of $3.7 million.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $74.9 million, or 56.4%, from $132.9 million during the three months ended September 30, 2022 to $58.0 million during the three months ended September 30, 2023. The decrease was driven by a decrease in stock based compensation of $77.9 million primarily due to the acceleration of stock compensation for the market based RSUs that were cancelled in the third quarter of 2022, a decrease in legal expenses of $5.9 million primarily related to Mr. Milton's indemnification agreement, and a decrease in professional services of $3.4 million. These decreases were partially offset by an increase in depreciation expense of $9.2 million primarily related to the reassessment of useful lives for BEV demo trucks, and an increase in other general corporate expenses of $3.2 million.
Interest Expense, net
Interest expense, net increased by $44.9 million from $7.7 million during the three months ended September 30, 2022 to $52.7 million during the three months ended September 30, 2023. Interest expense increased due to interest on Toggle Convertible Notes of $40.4 million, interest on our Senior Convertible Notes of $6.6 million, and interest on our financing obligations of $1.3 million, partially offset by a decrease of interest expense on our Collateralized Promissory Notes of $0.3 million, and interest income earned on our cash, cash equivalents and restricted cash and cash equivalents balances.

Revaluation of Warrant Liability
The revaluation of warrant liability decreased $0.6 million, from a $0.6 million gain during the three months ended September 30, 2022 to zero during the three months ended September 30, 2023, resulting from changes in fair value of our warrant liability.
Other Income (Expense), net
Other income (expense), net decreased by $149.3 million from $2.6 million net income during the three months ended September 30, 2022 to $146.7 million net expense during the three months ended September 30, 2023. The decrease is primarily related to incremental losses on the revaluation of the bifurcated embedded conversion features on our Toggle Convertible Notes of $187.2 million, losses from foreign currency translation of $1.6 million, and losses on disposals of assets of $1.3 million. Decreases were partially offset by a gain on revaluation of contingent stock consideration of $41.5 million.
Income Tax Expense
Income tax expense was immaterial for the three months ended September 30, 2023 and 2022. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates decreased by $1.7 million, from $2.0 million for the three months ended September 30, 2022 to $0.3 million for the three months ended September 30, 2023. The decrease was driven by the divestiture of Nikola Iveco Europe GmbH during the second quarter of 2023. Following the divestiture, we no longer recognize a portion of the joint venture's net gains or losses.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022
The following table sets forth our historical operating results for continuing operations for the periods indicated:

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
	(dollar amounts in thousands)
Revenues:
Truck sales	$19,693	$41,236	$(21,543)	(52)%
Service and other	4,614	3,026	1,588	52%
Total revenues	24,307	44,262	(19,955)	(45)%
Cost of revenues:
Truck sales	195,902	100,861	95,041	94%
Service and other	4,236	2,396	1,840	77%
Total cost of revenues	200,138	103,257	96,881	94%
Gross loss	(175,831)	(58,995)	(116,836)	198%
Operating expenses:
Research and development	168,286	204,346	(36,060)	(18)%
Selling, general, and administrative	159,443	289,916	(130,473)	(45)%
Loss on supplier deposits	18,433	—	18,433	NM
Total operating expenses	346,162	494,262	(148,100)	(30)%
Loss from operations	(521,993)	(553,257)	31,264	(6)%
Other income (expense):
Interest expense, net	(71,262)	(10,754)	(60,508)	563%
Revaluation of warrant liability	315	3,493	(3,178)	(91)%
Gain on divestiture of affiliate	70,849	—	70,849	NM
Loss on debt extinguishment	(20,362)	—	(20,362)	NM
Other income (expense), net	(152,284)	4,423	(156,707)	(3543)%
Loss before income taxes and equity in net loss of affiliates	(694,737)	(556,095)	(138,642)	25%
Income tax expense	1	3	(2)	NM
Loss before equity in net loss of affiliates	(694,738)	(556,098)	(138,640)	25%
Equity in net loss of affiliates	(16,287)	(6,074)	(10,213)	168%
Net loss from continuing operations	$(711,025)	$(562,172)	$(148,853)	26%

Basic and diluted net loss per share:
Net loss from continuing operations	$(1.01)	$(1.32)	$0.31	(23)%

Weighted-average shares outstanding, basic and diluted	706,325,212	426,382,736	279,942,476	66%

Revenues
Truck sales
Revenues related to sales of Tre BEV trucks decreased by $21.5 million, or 52%, from $41.2 million during the nine months ended September 30, 2022 to $19.7 million during the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in the number of trucks delivered, a decrease in average selling price and an increase of dealer rebate activity to facilitate sales to end customers. During the nine months ended September 30, 2023 and 2022, we shipped 79 and 111 Tre BEV trucks, respectively, to our dealer network. The decrease in trucks delivered was primarily due to the temporary hold on new BEV truck shipments in connection with the recall during the third quarter of 2023. Additionally, during the third quarter of 2023, we repurchased seven previously sold trucks as a result of us cancelling dealer agreements.
Service and other
Revenues related to service and other revenue increased by $1.6 million, or 52%, from $3.0 million during the nine months ended September 30, 2022 to $4.6 million during the nine months ended September 30, 2023.The increase in service and other sales was driven by deliveries of MCTs, other charging products and service parts and labor.
Cost of Revenues
Truck sales
Cost of revenues related to truck sales increased by $95.0 million, or 94%, from $100.9 million during the nine months ended September 30, 2022 to $195.9 million during the nine months ended September 30, 2023. The increase is attributed to the voluntary recall of BEV trucks in the third quarter of 2023, which we accrued $61.8 million for estimated recall campaign costs, and reserved $45.7 million for BEV battery pack and other BEV inventory components deemed excess and obsolete.
With the start of BEV production late in the first quarter of 2022, we relied on expedited air freight to meet production deadlines during the nine months ended September 30, 2022. We have experienced a decrease in freight during the nine months ended September 30, 2023, which coupled with the reduction in number of trucks delivered, partially offset the increases to cost of revenues due to the recall campaign.
Service and other
Cost of revenues related to service and other revenue increased by $1.8 million, or 77%, from $2.4 million during the nine months ended September 30, 2022 to $4.2 million during the nine months ended September 30, 2023. The increase was primarily driven by direct materials, outsourced services, and fulfillment costs related to MCTs and other charging product deliveries and direct materials and labor related to service parts and labor.
Research and Development
Research and development expenses decreased by $36.1 million, or 17.6%, from $204.3 million during the nine months ended September 30, 2022 to $168.3 million during the nine months ended September 30, 2023. This decrease was primarily due to decreased spending on outside development, professional services, freight, tooling, and expensed components related to Tre BEV and FCEV prototype builds of $36.7 million. Additional decreases were related to stock compensation for $7.6 million, and travel for $1.4 million. These decreases were partially offset by an increase in personnel costs of $6.3 million related to higher labor costs and severance costs incurred related to reorganization in June 2023.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $130.5 million, or 45.0%, from $289.9 million during the nine months ended September 30, 2022 to $159.4 million during the nine months ended September 30, 2023. The decrease was driven by stock based compensation expense of $135.0 million, which decreased primarily due to the acceleration of stock compensation for the market based RSUs that were cancelled in the third quarter of 2022, and a decrease in legal expenses of $23.5 million, primarily related to Mr. Milton's indemnification agreement. Decreases were partially offset by increases in personnel costs of $14.1 million related to higher labor costs and severance costs incurred related to reorganization in June 2023, and additional depreciation expense of $10.8 million primarily related to the reassessment of useful lives for BEV demo trucks. Additional increases included costs related to occupancy, travel, public relations and other general corporate expenses of $3.5 million.
Loss on Supplier Deposits
Loss on supplier deposits of $18.4 million during the nine months ended September 30, 2023 was related to losses on deposits for certain tooling and long-term supply agreements.
Interest Expense, net
Interest expense, net increased by $60.5 million from $10.8 million during the nine months ended September 30, 2022 to $71.3 million during the nine months ended September 30, 2023. Interest expense increased due to an increase in interest on our Toggle Convertible Notes of $52.5 million, an increase in interest on our Senior Convertible Notes of $11.7 million, an increase in interest on our financing obligation of $2.6 million, and an increase in interest on our Collateralized Promissory Notes of $0.4 million, partially offset by an increase in interest income earned on our cash, cash equivalents and restricted cash and cash equivalents balances.
Revaluation of Warrant Liability
The revaluation of warrant liability decreased by $3.2 million, from a $3.5 million gain during the nine months ended September 30, 2022 to a $0.3 million gain during the nine months ended September 30, 2023, resulting from changes in fair value of our warrant liability.
Gain on Divestiture of Affiliate
Gain on divestiture of affiliate was $70.8 million for the nine months ended September 30, 2023, representing the consideration for the divestiture of Nikola Iveco Europe GmbH and related License Agreement, in excess of the basis of our investment as of the divestiture date.
Loss on Debt Extinguishment
Loss on debt extinguishment was $20.4 million for the nine months ended September 30, 2023, representing the loss on exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million April 2023 Toggle Convertible Notes.
Other Income (Expense), net
Other income (expense), net decreased by $156.7 million from $4.4 million net income during the nine months ended September 30, 2022 to $152.3 million net expense during the nine months ended September 30, 2023. The decrease is primarily related to incremental losses on revaluation of derivative assets and liabilities of $192.0 million, losses from foreign currency translation of $6.9 million, losses on sales of asset of $1.4 million, and decreases of government grant income. Decreases were partially offset by a gain on revaluation of contingent stock consideration of $44.0 million.
Income Tax Expense
Income tax expense was immaterial for the nine months ended September 30, 2023 and 2022. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased by $10.2 million, from $6.1 million for the nine months ended September 30, 2022 to $16.3 million for the nine months ended September 30, 2023. The increase was driven primarily by additional losses in the current period related our equity method investments, including most significantly Nikola Iveco Europe GmbH through the divestiture date.
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
The following table reconciles net loss from continuing operations to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss from continuing operations	$(425,764)	$(236,234)	$(711,025)	$(562,172)
Interest expense, net	52,680	7,735	71,262	10,754
Income tax expense	1	1	1	3
Depreciation and amortization	16,996	6,796	28,758	16,472
EBITDA	(356,087)	(221,702)	(611,004)	(534,943)
Stock-based compensation	18,659	102,845	68,916	211,214
Loss on supplier deposits	716	—	18,433	—
Gain on divestiture of affiliate	—	—	(70,849)	—
Loss on debt extinguishment	—	—	20,362	—
Revaluation of financial instruments	145,717	(286)	151,151	(94)
Regulatory and legal matters (1)	2,432	11,227	5,673	38,319
Adjusted EBITDA	$(188,563)	$(107,916)	$(417,318)	$(285,504)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Net loss from continuing operations	$(425,764)	$(236,234)	$(711,025)	$(562,172)
Stock-based compensation	18,659	102,845	68,916	211,214
Loss on supplier deposits	716	—	18,433	—
Gain on divestiture of affiliate	—	—	(70,849)	—
Loss on debt extinguishment	—	—	20,362	—
Revaluation of financial instruments	145,717	(286)	151,151	(94)
Regulatory and legal matters(1)	2,432	11,227	5,673	38,319
Non-GAAP net loss	$(258,240)	$(122,448)	$(517,339)	$(312,733)

Non-GAAP net loss per share, basic and diluted	$(0.30)	$(0.28)	$(0.73)	$(0.73)

Weighted average shares outstanding, basic and diluted	857,213,992	438,416,393	706,325,212	426,382,736
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Most comparable GAAP measure:
Net cash used for operating activities	$(91,259)	$(157,648)	$(378,424)	$(431,459)
Net cash used for investing activities	(115)	(79,600)	(55,642)	(169,943)
Net cash provided by financing activities	188,119	111,814	512,257	482,951

Non-GAAP measure:
Net cash used for operating activities	(91,259)	(157,648)	(378,424)	(431,459)
Purchases of property, plant and equipment	(20,690)	(51,120)	(108,409)	(118,436)
Adjusted free cash flow	$(111,949)	$(208,768)	$(486,833)	$(549,895)
Liquidity and Capital Resources
In accordance with the ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASC 205-40”), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
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
We intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the Equity Distribution Agreement. However, the ability to access the Equity Distribution Agreement is dependent on our common stock trading volume and the market price of our common stock.
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
Since inception, we financed our operations primarily from the sales of common stock, the Business Combination, redemption of warrants, and the issuance of debt. As of September 30, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $362.9 million.
During 2021, we entered into a purchase agreement with Tumim (the "First Tumim Purchase Agreement") allowing us to issue shares of our common stock to Tumim for proceeds of up to $300.0 million. During the nine months ended September 30, 2023, we sold 3,420,990 shares of common stock for proceeds of $8.4 million, under the First Tumim Purchase Agreement. During the nine months ended September 30, 2022, we sold 17,248,244 shares of common stock for proceeds of $123.7 million under the terms of the First Tumim Purchase Agreement. As of September 30, 2023 we sold in aggregate 34,882,732 shares of common stock to Tumim under the terms of the First Tumim Purchase Agreement for gross proceeds of $295.9 million, excluding the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the First Tumim Purchase Agreement. The First Tumim Purchase Agreement was terminated in the first quarter of 2023.
Additionally, during 2021, we entered into a second common stock purchase agreement with Tumim (the "Second Tumim Purchase Agreement" and, together with the First Tumim Purchase Agreement, the "Tumim Purchase Agreements") allowing us to issue shares of our common stock to Tumim for proceeds of up to an additional $300.0 million, provided that certain conditions have been met. As of September 30, 2023, we sold to Tumim 28,790,787 shares of common stock for proceeds of $59.2 million, excluding the 252,040 commitment shares issued to Tumim as a consideration for its irrevocable commitment to purchase shares of our common stock. The Second Tumim Purchase Agreement was terminated in the third quarter of 2023.
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
The initial conversion rate is 114.3602 shares per $1,000 principal amount of the June 2022 Toggle Convertible Notes, subject to customary anti-dilution adjustments in certain circumstances, which represented an initial conversion price of approximately $8.74 per share. During the second quarter of 2023, we exchanged $100.0 million of June 2022 Toggle Convertible Notes for $100.0 million principal amount of April 2023 Toggle Convertible Notes. The initial conversion rate for the April 2023 Toggle Convertible Notes is 686.8132 shares per $1,000 principal amount of the April 2023 Toggle Convertible Notes, subject to customary anti-dilution adjustments in certain circumstances, which represented an initial conversion price of approximately $1.46 per share. During the third quarter of 2023, the April 2023 Toggle Convertible Notes were converted in full for the issuance of 72,458,789 shares of our common stock.
Prior to February 28, 2026, the June 2022 Toggle Convertible Notes will be convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after February 28, 2026, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the June 2022 Toggle Convertible Notes.
During the third quarter of 2022, we entered into an Equity Distribution Agreement, which was subsequently amended and restated during the third quarter of 2023 with Citi pursuant to which we can issue and sell shares of our common stock with an aggregate maximum offering price of $600.0 million. During the three and nine months ended September 30, 2023, we sold 27,662,880 and 66,690,443 shares of common stock, respectively, under the Equity Distribution Agreement. During the three and nine months ended September 30, 2023, we received $53.1 million and $115.6 million, respectively, in net proceeds from the Equity Distribution Agreement after deduction of commissions and fees to the sales agent. As of September 30, 2023, we had approximately $313.7 million remaining available under the Equity Distribution Agreement.
During the fourth quarter of 2022, we entered into a securities purchase agreement with an investor pursuant to which we can issue and sell up to $125.0 million in initial principal amount of senior convertible notes (the "First Purchase Agreement Notes") in a registered direct offering. We consummated an initial closing for the sale of $50.0 million in aggregate principal amount of First Purchase Agreement Notes on December 30, 2022. During 2023, we consummated additional closings of $52.1 million in aggregate principal amount of First Purchase Agreement Notes. As of September 30, 2023, all of the First Purchase Agreement Notes had been converted into common stock.
During the third quarter of 2023, we entered into a securities purchase agreement with an investor pursuant to which we can issue and sell up to $325.0 million in initial principal amount of senior convertible notes (the "Second Purchase Agreement Notes") in a registered direct offering. We consummated an initial closing for the sale of $125.0 million in aggregate principal amount of Second Purchase Agreement Notes on August 21, 2023. Additionally, during the third quarter of 2023, we consummated an additional closing of $40.0 million in aggregate principal amount of Second Purchase Agreement Notes. Each Second Purchase Agreement Note will accrue interest at a rate of 5% per annum, and will mature on the first anniversary of its date of issuance unless the maturity date is extended at the option of the noteholders in certain instances. As of September 30, 2023, $32.4 million aggregate principal amount of Second Purchase Agreement Notes were outstanding. The amount of additional notes that may be issued pursuant to the Second Purchase Agreement is limited by Nasdaq rules limiting the number of shares of common stock issuable upon conversion of the notes and is less than the remaining notional capacity under the agreement.
At any time on or after August 21, 2023, all or any portion of the principal amount of each Second Purchase Agreement Note, plus accrued and unpaid interest, any make-whole amount and any late charges thereon (the “Conversion Amount”), is convertible, in whole or in part, at the noteholder’s option, into shares of common stock.

At any time during an Event of Default Redemption Right Period (as defined in the Senior Convertible Note), a noteholder may alternatively elect to convert all or any portion of the Senior Convertible Notes at an alternate conversion rate equal to the quotient of (i) 115% of the Conversion Amount divided by (ii) the Conversion Price.
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
On August 3, 2023, we obtained stockholder approval to increase our authorized number of common stock from 800,000,000 to 1,600,000,000, providing us additional share availability, including to continue to utilize the financing sources discussed above. As of September 30, 2023, we had 473.1 million shares remaining available for issuance.
Short-Term Liquidity Requirements
As of September 30, 2023, our current assets were $470.7 million, consisting primarily of cash and cash equivalents of $362.9 million and inventory of $57.0 million, and our current liabilities were $293.1 million, primarily comprised of accrued expenses and accounts payables, which includes $85.5 million related to the SEC settlement and $62.0 million for warranty reserves related primarily to the BEV recall.
Our short term liquidity will be utilized to execute our business strategy over the next twelve month period including (i) recall work and servicing of the BEV truck, (ii) expanding and maintaining the Coolidge manufacturing facility, (iii) the roll-out of our initial energy infrastructure, and (iv) production, distribution, and servicing of the FCEV truck. However, actual results could vary materially and negatively as a result of a number of factors, including:
•our ability to manage the costs of manufacturing and servicing the FCEV and BEV trucks and our ability to drive the cost down with our suppliers;
•the amount and timing of cash generated from sales of our FCEV and BEV trucks and hydrogen infrastructure, and our ability to offer our products and services at competitive prices;
•the costs of expanding and maintaining our manufacturing facility and equipment;
•our warranty claims experience should actual warranty claims differ significantly from estimates;
•our BEV truck recall campaign costs;
•the scope, progress, results, costs, timing and outcomes of our ongoing validation and demos of our FCEV trucks;
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

Long-Term Liquidity Requirements
Until we can generate sufficient revenue and positive gross margins to cover operating expenses, working capital and capital expenditures, we expect to fund cash needs through a combination of equity and debt financing, including lease securitization, strategic collaborations, and licensing arrangements. If we raise funds by issuing equity or equity-linked securities, dilution to stockholders may result. Any equity or equity-linked securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or other debt financing agreements could impose significant restrictions on our operations and may require us to pledge certain assets. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the SEC. For the three and nine months ended September 30, 2023, there have been no other material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended.
Summary of Cash Flows
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(378,424)	$(431,459)
Net cash used in investing activities	(55,642)	(169,943)
Net cash provided by financing activities	512,257	482,951
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to manufacturing, research and development and selling, general and administrative activities. Our operating cash flows are also affected by our working capital needs.
Net cash used in operating activities was $378.4 million for the nine months ended September 30, 2023. The most significant component of our cash used during this period was net loss from continuing operations of $711.0 million, which included $195.1 million non-cash net losses on revaluation of financial instruments, gain on divestiture of affiliate of $70.8 million, non-cash expenses of $68.9 million related to stock-based compensation, $64.5 million inventory write downs, $72.8 million non-cash interest expense, other non-cash charges of $43.7 million, and net cash outflows of $41.7 million from changes in operating assets and liabilities primarily driven by an increase in prepaid expenses and other current assets partially offset by a decrease in accounts receivable, net.
Net cash used in operating activities was $431.5 million for the nine months ended September 30, 2022. The most significant component of our cash used during this period was a net loss of $562.2 million, which included non-cash expenses of $211.2 million related to stock-based compensation, $16.6 million inventory write downs, $16.5 million in depreciation and amortization, other non-cash charges of $15.3 million and net cash outflows of $128.9 million from changes in operating assets and liabilities primarily driven by an increase in inventory and accounts receivable, partially offset by an increase in accounts payable and accrued expenses.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth. As of September 30, 2023, we anticipate our capital expenditures for the remainder of fiscal year 2023 to be approximately $35.0 million, of which a significant portion is related to investments in supplier tooling, the build out of FCEV trucks and FCPM assembly lines in

Coolidge, Arizona, and the development of our hydrogen infrastructure network. Actual capital expenditures will also be dependent on availability of capital as well as third party lead times.
Net cash used in investing activities was $55.6 million for the nine months ended September 30, 2023, which was primarily due to $108.4 million in purchases of and deposits for capital equipment, costs of expansion of our facilities, and investments in our hydrogen infrastructure and $3.0 million in other investing outflows, partially offset by proceeds of $35.0 million related to the divestiture of Nikola Iveco Europe GmbH and proceeds of $20.7 million related to the sale of assets.
Net cash used in investing activities was $169.9 million for the nine months ended September 30, 2022, which was primarily due to $118.4 million in purchases of and deposits for capital equipment, costs of expansion for our facilities, and investments in our hydrogen infrastructure, $23.0 million in contribution to investments in affiliates, $21.9 million issuance of senior secured debt and prepaid acquisition-related consideration, and settlement of the second price differential related to WVR for $6.6 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $512.3 million for the nine months ended September 30, 2023, which was due to proceeds from the issuance of Senior Convertible Notes of $217.1 million, proceeds from the issuance of common stock under the Equity Distribution Agreement of $115.0 million, proceeds from the Tumim Purchase Agreements of approximately $67.6 million, proceeds from the Direct Offering of $63.5 million, proceeds from the issuance of financing obligations of $53.5 million, proceeds from the Public Offering of $32.2 million, partially offset by other net finance charges of $36.7 million.
Net cash provided by financing activities was $483.0 million for the nine months ended September 30, 2022, which was due to proceeds from the issuance of the June 2022 Toggle Convertible Notes, net of debt issuance costs, of $183.5 million, proceeds from the Tumim Purchase Agreements of approximately $123.7 million, proceeds from the issuance of common stock under the Equity Distribution Agreement of $100.5 million, proceeds from the issuance of the Collateralized Note of $54.0 million, proceeds from the issuance of financing obligations of $44.0 million, proceeds from insurance premium financing of $6.6 million, and proceeds from the exercise of stock options of $1.6 million, offset by the repayment of our promissory note for $28.1 million, and other finance charges of $2.9 million.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve valuation of our stock-based compensation, including the fair value of common stock and market-based restricted stock units, the valuation of warrant liabilities, derivative assets and liabilities, estimates related to our lease assumptions, warranty and recall campaign reserves, and revenue recognition, contingent liabilities, including litigation reserves, and inventory valuation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
There have been no substantial changes to these estimates, or the policies related to them during the three and nine months ended September 30, 2023. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as amended.
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
Foreign Currency Risk
For the three months ended September 30, 2023 and 2022, we recorded a gain of $1.9 million and a gain of $2.6 million, respectively, for foreign currency translation. For the nine months ended September 30, 2023 and 2022, we recorded a gain of $5.1 million and a gain of $6.5 million, respectively, for foreign currency translation.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, including a material weakness related to our information technology general controls ("ITGC") that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended.
Additionally, the Company identified a material weakness in internal control over financial reporting in connection with the review of our unaudited consolidated financial statements for the three months ended September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is a result of certain control deficiencies related to the precision of our review for the valuation and remeasurement of the embedded derivative liability of our Toggle Convertible Notes as of June 30, 2023 and September 30, 2023. In response to this material weakness, we intend to enhance the control execution to ensure the Company's review of the completeness of features included in valuations.
Ongoing Remediation of Previously Identified Material Weakness
With the oversight of senior management and our Audit Committee, we have identified controls and implementation of our remediation plan is underway to address the material weakness related to our ITGCs mentioned above. During the nine months ended September 30, 2023, we have completed the following remedial actions:
•performed a risk assessment over the IT system that supports our financial reporting processes;
•hired consultants and key personnel with internal control experience with our IT system to drive remediation efforts;
•designed, developed, and deployed an enhanced ITGC framework, including the implementation of systems and tools to enable the effectiveness and consistent execution of these controls; and
•developed a training program to address ITGCs and policies, including (i) educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (ii) developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes; and (iii) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes.
We intend to continue to strengthen the enhanced system capabilities and business processes to manage and monitor key elements of the control framework. This includes segregation of duties, elevated user access review, change management, user provisioning and deprovisioning, and user access reviews. We expect these efforts to be complete in the fourth quarter of 2023.
However, the ITGC material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with the new material weakness and our implementation of the remediation plans above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We incurred net losses of $784.2 million, $562.2 million and $812.7 million for the year ended December 31, 2022 and for the nine months ended September 30, 2022 and 2023, respectively, and have an accumulated deficit of approximately $2.9 billion from the inception of Nikola Corporation, a Delaware corporation, prior to the merger with VectoIQ, or Legacy Nikola, through September 30, 2023. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to generate significant margin from our trucks, which may not happen. We have determined under our ASC 205-40 analysis, there is a substantial doubt that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.
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
We intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the amended and restated equity distribution agreement with Citigroup Global Markets Inc., as sales agent. However, the ability to access the equity distribution agreement is dependent on our common stock trading volumes and the market price of our common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for our ASC 205-40 analysis.
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
We require significant capital to develop and grow our business. We expect to continue to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, leases, licenses, and sales and distribution expenses as we build our brand and market our trucks, and general and administrative expenses as we scale our operations. In addition, we expect to continue to incur significant costs in connection with our services, including building our hydrogen fueling stations and honoring our maintenance commitments. We may also incur significant costs related to the recall of our battery electric trucks. Our ability to become profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services, but also to control our costs. If we are unable to cost-efficiently design, manufacture, market, sell, distribute and service our trucks and cost-efficiently develop our hydrogen fueling services, our margins, profitability and prospects would be materially and adversely affected.
We need to raise additional capital, which may not be available to us when we need it. If we cannot raise additional capital when needed, our operations and prospects will be negatively affected.
Our business is capital-intensive. We need to raise additional capital in the short- and long- term to operate our business, scale our manufacturing and roll out our hydrogen fueling stations, among other activities. We have and may continue to raise additional funds through the issuance of equity, equity related or debt securities, strategic partnerships, licensing arrangements, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles, build hydrogen fueling stations and undertake other business activities. We cannot be certain that additional funds will be available to us on a timely basis, in the amounts needed, on reasonable terms, or terms favorable to us, or at all. If we raise funds by issuing equity or equity-linked securities, dilution to our stockholders could result. Any equity or equity-linked securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations and may require us to pledge certain assets. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.
If we cannot raise additional funds when we need them, we may have to significantly reduce our spending, delay or cancel our planned business activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned. As a result, we may be forced to curtail or discontinue our operations, which could materially and adversely affect our financial condition, results of operations, business and prospects. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to our amended and restated equity distribution agreement, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking successful marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. Our business plan may not be successful, and we may not be able to generate significant revenue, raise sufficient capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we expect to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
You must consider the risks and difficulties we face as an early stage company with a limited operating history and a novel business plan. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We intend to derive substantially all of our revenue from the sale and lease of our vehicle platforms, which are still in the early stages of commercialization. Our revenue will also depend on the sale of hydrogen fuel. There are no assurances that we will be able to secure future business with the major trucking companies or with independent truck drivers.
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

Further, we sell our trucks to dealers in our network and rely on the dealers to sell them to end users. We have experienced delays in receiving additional purchase orders from dealers due in part to the lack of availability of charging infrastructure. The end users of the Tre BEV will need to continually assess their charging capacity and may need to build additional infrastructure prior to ordering or receiving trucks from dealers. In addition, dealers have and may continue to experience delays in receiving proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP"), the New York Truck Voucher Incentive Program ("NYTVIP"), the New Jersey Zero-Emission Incentive Program ("NJZIP") or other government incentive programs, which many of our dealers are leveraging for the first time. To qualify for HVIP, NYTVIP or NJZIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user. There can be no assurances that our BEV truck will continue to, or that our FCEV trucks will, qualify for these or other incentive programs, or that HVIP, NYTVIP and NJZIP incentives will remain in effect. Any reduction, termination or failure to qualify for incentives, or any repeal of, or modification to, HVIP, NYTVIP or NJZIP incentives, would result in increased prices for our trucks, which would harm our business.
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
We are subject to, and are, and may in the future become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, in 2020, Nikola and our officers, directors and employees received subpoenas from the SEC related to aspects of our business as well as certain matters described in an article published in September 2020 by a short-seller (the "short-seller article"). In addition, Nikola and Trevor R. Milton, our founder and former executive chairman, also received grand jury subpoenas from the U.S. Attorney’s Office for the Southern District of New York (the "SDNY:) and the N.Y. County District Attorney’s Office. On July 29, 2021, the U.S. Attorney for the SDNY

announced the unsealing of a criminal indictment charging Mr. Milton with securities fraud and wire fraud, and the SEC announced charges against Mr. Milton for alleged violations of federal securities laws. On October 14, 2022, Mr. Milton was convicted of securities fraud and wire fraud.
We have incurred significant expenses as a result of the regulatory and legal matters relating to the short-seller article and Mr. Milton. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.
By order dated December 21, 2021, we and the SEC reached a settlement arising out of the SEC’s investigation of Nikola. Under the terms of the settlement, without admitting or denying the SEC’s findings, we agreed to cease and desist from future violations of the Exchange Act, and Rules 10b-5 and 13a-15(a) thereunder and Section 17(a) of the Securities Act of 1933 (the "Securities Act"), to certain voluntary undertakings, and to pay a $125 million civil penalty.
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
We are also subject to certain class action lawsuits and other litigation related to our acquisition in October 2022 of Romeo, and we also may be subject to unforeseen or additional expenditures, costs or liabilities, including costs and potential liabilities associated with litigation, investigations and regulatory actions related to Romeo. In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with strategic partners, intellectual property disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business or result of operations.
The results of litigation and other legal proceedings, including the other claims described under Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, are subject to future developments and management’s view of these matters may change in the future.
Product recalls have and may in the future materially and adversely affect our business, prospects, operating results and financial condition.
In 2022, we announced a recall related to the installation of the seat belt shoulder anchorage assembly, and in 2023, we announced a recall related to the towing pack brake module from a supplier.
In August 2023, we announced a voluntary recall of our BEV trucks as a result of the preliminary results of battery pack thermal event investigations. We filed a voluntary recall with the National Highway Traffic Safety Administration on August 15, 2023 and have placed a temporary hold on new BEV truck shipments.
The recall was initiated following a battery pack thermal event that was preliminarily determined to be caused by a defect within components of the existing battery pack. In investigating the root causes of the thermal event, it was discovered that additional process and design changes may be necessary and that cell-level issues may need to be addressed beyond the initially identified coolant manifold replacement. While the inquiries continue to identify the root causes of battery malfunctions, the battery packs in existing dealer and customer trucks will be retrofit with battery packs from an alternative supplier. The battery replacement is expected to commence in late 2023, with the first set of trucks expected to be returned to customers starting in the first quarter of 2024, pending supply chain or other issues, including the need for additional changes to the recalled trucks. We are in the process of transporting all BEV trucks to our Coolidge manufacturing facility where the BEV trucks will be retrofit with battery packs of another supplier. There can be no guarantee as to when we will be able to repair the BEV trucks previously sold to our dealers and customer or our existing inventory of BEV trucks so that they may be sold or resume production of our BEV trucks. As of September 30, 2023, we accrued recall campaign costs of $61.8 million for the recall of the BEV trucks that are expected to be returned to dealers and customers once the recall is complete, and reserved $45.7 million for BEV battery pack and other components deemed excess and obsolete. If costs related to these events are higher than we expect, if it takes longer to repair affected trucks, if the needed repairs are more extensive than we currently anticipate, or if we are unable to sell our existing inventory or resume production of our BEV trucks on a timely basis, our business, results of operations and financial condition may be adversely impacted.
Recalls have and may in the future result in significant expenses and involve lawsuits and other regulatory actions, and diversion of management attention and other resources, any of which have and may in the future adversely affect our brand, business, results of operations, financial condition and cash flows.
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
Our success will depend on our ability to economically manufacture our trucks at scale and establish hydrogen fueling ecosystem to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to customers on schedule and at scale is unproven.
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
•quality controls;
•the effects of our recent recall of our BEV trucks, including costs associated with repairs, loss of revenue reputational harm and legal proceedings;
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
We may experience significant delays in the design, validation, manufacture, and financing of our trucks, including in the build out of our manufacturing plant, which could harm our business and prospects.
Any delay in the financing, design, validation, and manufacture of our trucks, including in the expansion of our manufacturing plant in Arizona, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, validation, manufacture and commercial release of new products. To the extent there are delays in the manufacturing of our FCEV trucks, our prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
Increases in costs, disruption of supply or shortage of raw materials, including lithium-ion battery cells, chipsets, and displays, and delays in the manufacturing and servicing of battery-packs for our BEV and FCEV trucks, could harm our business.
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
Any disruption in the supply of battery cells, semiconductors, or integrated circuits, has and may in the future, disrupt production of our BEV trucks. For example, we have historically relied on a limited number of suppliers of battery products. The manufacturing process of battery products is complex, highly technical and can be affected by supply chain disruptions and component shortages. Separately, as of August 2023, one of our battery suppliers is seeking to reorganize under Chapter 11 of the United States Bankruptcy Code. We expect to continue sourcing battery products from this supplier while they undergo reorganization. However, we are looking to source from alternative suppliers as well. Battery products are critical to our ability to manufacture and service our BEV and FCEV trucks in the quantities and on the timeframes we expect. If we cannot manufacture sufficient quantities of battery-packs or source sufficient quantities from alternative manufacturers, we may experience delays in the manufacturing or servicing of our BEV and FCEV trucks.
We rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our truck manufacturing plant consists of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks occur, they may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
If our manufacturing plant becomes inoperable, we will be unable to produce our trucks and our business will be harmed.
We produce all of our trucks at our manufacturing plant in Arizona. Our manufacturing plant and the equipment we use to manufacture our trucks would be costly to replace and could require substantial lead time to replace and qualify for use. Our manufacturing plant may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire, extreme temperatures and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our trucks for some period of time. The inability to produce our trucks or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
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
While we have constructed a demonstration station, it is operating at very limited capacity. In addition, we do not have experience in the actual provision of our fueling solutions to users, and providing these services is subject to challenges, which include the logistics of rolling out our network of fueling stations and teams in appropriate areas, inadequate capacity or over capacity in certain areas, security risks, risk of damage to vehicles during charging or fueling and the potential for lack of customer acceptance of our services. We will need to ensure compliance with any regulatory requirements applicable in jurisdictions where our fueling stations will be located, including obtaining any required permits and land use rights, which could take considerable time and expense and is subject to the risk that government support in certain areas may be discontinued or subject to conditions that we may be unable to meet in a cost-efficient manner. In addition, given our lack of experience building and operating fueling stations, there could be unanticipated challenges which may hinder our ability to provide our fueling solutions to customers or make our fueling solutions costlier than anticipated. If we are unable to successfully operate, or experience delays or problems in operating, our network of hydrogen fueling stations, we may be unable to convince customers to buy or lease our FCEV trucks, which may negatively impact our business, prospects, financial condition and operating results.
Our business may be subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise while constructing or servicing a network of hydrogen fueling stations, and such risks may increase in the future as we expand the scope of such services.
We and our strategic partners expect to construct and service, or invest in the construction and servicing of, hydrogen fueling stations. We expect to undertake such construction or service with partners or contractors, which may require us and our partners to acquire or lease suitable land, obtain licenses or permits, that may require compliance with additional rules, working conditions, wage requirements and other union requirements, adding costs and complexity to a construction project. Additionally, we and our partners have limited experience in the engineering, procurement and construction of hydrogen fueling stations. If we and our partners are unable to provide timely, cost effective and quality construction-related services related to our hydrogen fueling stations, there could be material adverse effects on our business, prospects, financial condition and operating results.

In addition, we expect such construction and servicing to be subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, accessibility requirements, safety, environmental protection and related matters, and to require various local and other governmental approvals and permits that may vary by jurisdiction. All of the above has and may continue to cause delays or cost-overruns or may prevent construction or servicing of hydrogen fueling stations. Meaningful delays or cost overruns, or the inability to construct or service hydrogen fueling stations, could have a material adverse effect on our business, prospects, financial condition and operating results.
While we or our partners construct hydrogen fueling stations, we plan to utilize mobile fueling stations at strategic locations to provide fueling needs to initial FCEV customers. However, these mobile fueling stations will also be subject to local laws and regulations, may not function as intended, may not produce sufficient quantity or be available at desired locations, in order to support the fueling needs of our customers.
We and our partners intend to rely on complex technology to dispense hydrogen at our planned network of hydrogen fueling stations, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We and our strategic partners intend to rely on complex technology to dispense hydrogen at our planned network of hydrogen fueling stations. Hydrogen dispensing technology is in the early stages and involves a significant degree of uncertainty and risk in terms of operational performance and costs. The dispensing technology may suffer non-performance or unexpected malfunctions and will depend on repairs to resume operations, which could involve significant additional costs and may not be available or may not be available in a timely manner. Non-performance or unexpected malfunctions of the dispensing technology would significantly affect the intended operational efficiency of our hydrogen fueling stations. The inability of customers to procure hydrogen from our network of fueling stations due to non-performance or malfunctions of the dispensing technology would severely limit the use of our FCEV trucks and could have a material adverse effect on our business, prospects, financial condition or operating results.
We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling stations, or may not be able to produce or source the hydrogen needed at competitive prices.
As a key component of our business model, we intend to establish a series of hydrogen fueling stations. We expect that hydrogen fuel will be sourced by third-party providers or produced off-site and delivered to fueling stations. We have established hydrogen supply strategic partnerships intended to provide us with low carbon content hydrogen. To the extent we are unable to produce or source hydrogen, unable to produce or source hydrogen in sufficient volumes, or unable to obtain hydrogen at favorable prices, we may be unable to establish these fueling stations and severely limit the usefulness of our trucks, or, if we are still able to establish these stations, we may be forced to sell hydrogen at a loss in order to meet our commitments. We believe that this hydrogen incentive will be a significant driver for purchases or leases of our trucks, and therefore, the failure to establish and roll out these hydrogen fueling stations in accordance with our expectations would materially and adversely affect our business.
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

While we do not currently have any leasing arrangements finalized, in the future we may offer leasing options or other alternative structures to customers which would expose us to credit risk.
While we may offer leasing options of our FCEV trucks or other alternative structures to potential customers through a third-party financing partner, we can provide no assurance that a third-party financing partner would be able or willing to provide the leasing services on terms that we have stated in our published materials, or to provide financing at all. Furthermore, offering a leasing alternative to customers will expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfill their contractual obligations when they become due. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results and results of operations.
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
There can be no assurance that we will be able to detect and fix any defects in the trucks’ hardware or software prior to commencing customer sales. We recently announced a recall of our BEV trucks and may in the future experience recalls, has and may continue to adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations. Our trucks may not perform consistent with customers’ expectations or consistent with other vehicles which may become available. Any additional product defects or any other failure of our trucks to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.
Insufficient warranty reserves to cover warranty claims could materially and adversely affect our business prospects, financial condition and operating results.
We maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that warranty reserves will be sufficient to cover all claims. Additionally, future warranty reserves for our FCEV trucks may be significant due to parts that utilize new technology and have limited operating history and suppliers that may not warranty these parts.
We face intense competition as a provider of BEV and FCEV Class 8 trucks, which competition could have an adverse effect on our business.
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
We have entered into collaborations and have announced planned collaborations with various parties, including with respect to hydrogen production and sourcing, providing service and maintenance and deployment of hydrogen fueling stations. Discussions with our strategic partners are ongoing, are a number of collaborations are subject to the parties' entry into definitive documentation, and terms of the agreements are subject to change. Consequently, there can be no assurance that we will enter into agreements on the terms initially contemplated, if at all, or that our agreements with our strategic partners will remain in place. For example, we sold assets related to the development of a hydrogen production hub to FFI in July 2023, and are currently negotiating an arrangement with FFI for a potential offtake of hydrogen produced at the hub.
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
We have entered into, and may in the future enter into additional, strategic alliances, including joint ventures or equity investments with various third parties to further our business purpose. These alliances subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new, or maintaining current, strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
When opportunities arise, we may seek to acquire additional assets, products, technologies or businesses that are complementary to our existing business.
If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition.
To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. In addition, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.
We acquired Romeo in October 2022. On June 30, 2023, pursuant to a general assignment (the “Assignment”), Romeo transferred ownership of all of Romeo’s right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions (collectively, the “Assets”) to SG Service Co., LLC, in its sole and limited capacity as Assignee for the Benefit of Creditors of Romeo (“Assignee”), and also designated Assignee to act as the assignee for the benefit of creditors of Romeo, such that, as of June 30, 2023, Assignee succeeded to all of Romeo’s right, title and interest in and to the Assets.
We have incurred losses as a result of the Assignment. For example, we recognized a loss of $24.9 million which is recorded in loss from deconsolidation of discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2023. The carrying values of the assets and liabilities of Romeo were removed from the consolidated balance sheets as of June 30, 2023. See Note 10, Deconsolidation of Subsidiary, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
We are currently subject to ongoing litigation related to, among other things, our acquisition of Romeo, and may in the future be subject to additional litigation related to Romeo. While we understand that the Assignee is in the process of winding down Romeo, the commencement of the Assignment does not have the effect of staying such litigation. Litigation and the time, cost and expenses associated with it could negatively impact our financial condition and results of operations.
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
The battery packs within our trucks make use of lithium-ion cells. Lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. For example, we recently announced a recall of our BEV trucks as a result of preliminary results of our battery pack thermal event investigation. The investigation was in response to a thermal event caused by a battery pack defect. Subsequent thermal events have also occurred. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our trucks, could seriously harm our business and prospects.
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
An accident or safety incident involving one of our trucks may expose us to significant liability and a public perception that our trucks are unsafe or unreliable. For example, in June 2023, a fire started in one of our BEV trucks at our headquarters, which spread to other trucks parked nearby. As a result of the fire, all of the trucks affected became inoperable, and subsequent fires have occurred. Any accident or safety incident involving one of our trucks, even if fully insured, could harm our reputation and result in a loss of future customer demand if it creates a public perception that our trucks are unsafe or unreliable as compared to those offered by other manufacturers or other means of transportation. As a result, any accident or safety incident involving our trucks, or commercial electric vehicles of our competitors could materially and adversely affect our business, prospects, financial condition, and operating results.
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
Our operations are subject to federal, state, and/or local environmental laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations.
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
In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information from our customers, employees and third parties with whom we conduct business, including names, accounts, user IDs and passwords, and payment or transaction related information. Additionally, we use our trucks’ electronic systems to log information about each vehicle’s use in order to aid us in vehicle diagnostics, repair and maintenance. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Possession and use of our customers’ information in conducting our business may subject us to legislative and regulatory burdens that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. Non-compliance or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand. Accordingly, we are subject to or affected by a number of federal, state, and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.
The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. The European Union adopted the General Data Protection Regulation ("GDPR"), which became effective in May 2018, and California adopted the California Consumer Privacy Act of 2018 ("CCPA"), which became effective in January 2020. Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR and CCPA) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.
Specifically, the CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California consumers. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California consumers with new privacy-related disclosures and new ways to opt-out of certain uses and disclosures of personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act ("CPRA") significantly modifies the CCPA, including by expanding California consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
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
We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We have international operations and subsidiaries in Germany and Canada that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales, maintenance and repair services in North America. However, we have no experience to date selling and servicing our vehicles outside of the United States and such expansion may require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our alternative fuel and electric trucks and require significant management attention. These risks include:
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
We face risks related to health epidemics, which could have a material adverse effect on our business and results of operations.
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks. For example, the impact of the COVID-19 pandemic included changes in consumer and business behavior, pandemic fears and market downturns, global supply chain constraints, and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, including us, and led to a global decrease in vehicle sales in markets around the world.
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
We currently, and expect to continue to, benefit from certain government subsidies and economic incentives that support the development and adoption of our vehicles. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, delays in promulgating regulations implementing new legislation, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our FCEV and BEV trucks in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.
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
We have received and expect to continue applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies, as well as the sale of hydrogen. We are initially focusing our efforts in California in part because of the incentives that are available. For example, in 2023, the CTC awarded us a $41.9 million grant under the Trade Corridor

Enhancement Program ("TCEP") to build up to six heavy-duty hydrogen refueling stations across Southern California, subject to compliance with follow on requirements, including timing and completion of certain milestones. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs, approval of our applications to participate in such programs. and in certain instances, compliance with ongoing requirements. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any additional grants, loans and other incentives or achieving the follow on requirements to receive funding of grants awarded. If we are not successful in obtaining any of these incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially and adversely affected.
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
As an early stage company, maintaining and enhancing our brand and reputation is critical to our ability to attract and retain employees, partners, customers and investors, and to mitigate legislative or regulatory scrutiny, litigation and government investigations. Significant negative publicity has adversely affected our brand and reputation and our stock price. Negative publicity has and may in the future give rise to litigation and/or governmental investigations. Unfavorable publicity relating to us or those affiliated with us, including our former executive chairman and our recent vehicle recall, has and may in the future adversely affect public perception of the company. Adverse publicity and its effect on overall public perceptions of our brand, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.
The negative publicity has made it more difficult for us to attract and retain employees, partners and customers, reduced confidence in our products and services, harmed investor confidence and the market price of our common stock, invited legislative and regulatory scrutiny and resulted in litigation and governmental investigations and penalties. As a result, customers, potential customers, partners and potential partners have failed to award us additional business, or cancelled or sought to cancel existing contracts or otherwise, or direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, for additional information.
The successful rehabilitation of our brand will depend largely on regaining a good reputation, meeting business milestones, satisfying the requirements of customers, meeting our fueling commitments, maintaining a high quality of service, improving our compliance programs and continuing our marketing and public relations efforts. Expenses related to our brand promotion, reputation building, and media strategies have been significant and our efforts may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully rehabilitate our brand in the current or future competitive environment or if events similar to the negative publicity occur in the future, our brand and reputation would be further damaged and our business may suffer.
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
Social media platforms present risks and challenges that have resulted, and may in the future result in damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. Our internal policies and procedures regarding social media have not been, and may not in the future, be effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. The use of such platforms by our former officers and employees has adversely impacted, and could in the future adversely impact our costs, and our brand and reputation, and has resulted, and could in the future result in the disclosure of confidential information, litigation and regulatory inquiries. Any such litigation or regulatory inquiries may result in significant penalties and other restrictive sanctions and adverse consequences. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them. We are currently party to litigation and regulatory proceedings related in part to social media statements. See Legal Proceedings in Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, for additional information.
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
We also have licensed patents and other intellectual property from third parties, including suppliers and service providers, and we may face claims that our use of this in-licensed technology infringes the intellectual property rights of others. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses.
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
Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information, including our technology and processes. In connection with our collaboration, partnership and license agreements, our rights to use licensed or jointly owned technology and intellectual property under such agreements may be subject to the continuation of and compliance with the terms of those agreements. In some cases, we may not control the prosecution, maintenance or filing of licensed or jointly owned patent rights, or the enforcement of such patents against third parties.
The protection of our intellectual property rights is important to our business and future opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:
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
As of September 30, 2023, $119.3 million aggregate principal amount of our Toggle Convertible Notes were outstanding. The terms of the Toggle Convertible Notes allow us to issue additional Toggle Convertible Notes in lieu of paying cash interest thereon.
In August 2023, we entered into a securities purchase agreement under which we may sell up to $325.0 million in principal amount of senior convertible notes (the "Senior Convertible Notes"). We completed the sale of $125.0 million principal amount of Senior Convertible Notes in August 2023 and an additional $40.0 million principal amount of Senior Convertible Notes in September 2023. As of September 30, 2023, $32.4 million aggregate principal amount of Senior Convertible Notes were outstanding.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Toggle Convertible Notes, any unconverted Senior Convertible Notes or any future indebtedness we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. While, in lieu of paying cash interest on the Toggle Convertible Notes, we may elect to pay interest in kind, that election will increase the aggregate principal amount of the Toggle Convertible Notes. In addition, while in lieu of paying cash interest on the Senior Convertible Notes, we may elect to pay interest through issuance of in kind notes, that election will result in a dilutive issuance of shares of our common stock. Our business has not and may not in the future generate cash flow from operations sufficient to service our debt and make necessary capital expenditures, or to repay our outstanding indebtedness. If we are unable to generate adequate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
Holders of the Toggle Convertible Notes have the right to require us to repurchase all or any portion of their the Toggle Convertible Notes upon the occurrence of a fundamental change or a change if control transaction as defined in the Toggle Convertible Notes Indentures at a repurchase price equal to 100% of the capitalized principal amount of such Toggle Convertible Notes to be repurchased, in the case of a fundamental change, or 130% of the capitalized principal amount of such Toggle Convertible Notes to be repurchased, in the case of a change in control transaction, plus accrued and unpaid interest, if any. Holders of the Senior Convertible Notes have the right to require us to redeem all or any portion of their unconverted notes in cash upon the occurrence of a change of control as defined in those notes at a price equal to 115% of the greatest of the principal amount to be redeemed, the conversion value of those notes as determined pursuant to those notes, and the change of control consideration payable on the underlying shares. In addition, upon conversion of the Toggle Convertible Notes, unless we elect, and are permitted at such time, to deliver solely shares of our common stock to the extent permitted under the Toggle Convertible Notes Indentures to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Toggle Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible notes surrendered therefore or pay cash upon conversions of the Toggle Convertible Notes. In addition, our ability to repurchase the Toggle Convertible Notes, redeem the Senior Convertible Notes, or to pay cash upon conversions of the Toggle Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Toggle Convertible Notes at a time when the repurchase is required by the Toggle Convertible Notes Indentures or to pay any cash payable on future conversions of the Toggle Convertible Notes as required by the Toggle Convertible Notes Indentures would constitute a default under that Toggle Convertible Notes Indenture. Similarly, our failure to redeem the Senior Convertible Notes when required by the terms of those notes would constitute a default under the indenture governing those notes. A default under the Toggle Convertible Notes Indentures or the indenture governing the Senior Convertible Notes or the occurrence of the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repay or redeem the Senior Convertible Notes, repurchase the Toggle Convertible Notes or make cash payments upon conversions of the Toggle Convertible Notes.
The conditional conversion feature of the Toggle Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
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
We incur significant legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time-consuming and costly. It may also be more expensive for us to obtain director and officer liability insurance.
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
In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2022, we did not maintain effective internal control over financial reporting because of a material weakness associated with ITGCs, in the areas of user access and change management for the IT system that supports our financial reporting processes. We believe that these control deficiencies were a result of insufficient training of personnel on the operation and importance of ITGCs and inadequate risk-assessment processes resulting in failure to identify and assess risks in IT environments that could impact internal control over financial reporting. Management also deemed ineffective certain automated and manual business process controls that are dependent on the affected ITGCs, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT system.
We have taken and continue to take steps to remediate the control deficiencies contributing to the material weakness, such that these controls are designed, implemented and operating effectively. These remediation actions include: (i) developing and deploying a training program regarding the operation and importance of ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those controls involving user access to IT systems and change management of IT systems that support financial reporting processes; (ii) developing and maintaining documentation of ITGCs to facilitate knowledge transfer in the event of personnel and function changes; and (iii) enhancing management’s review and testing plan to monitor ITGCs with a specific focus on IT systems supporting our financial reporting processes. Although we have improved our controls intended to remediate this material weakness, we cannot be certain as to when or if remediation will be complete. Further, remediation efforts place a significant burden on management and add increased pressure to our financial and IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. For further discussion of the material weaknesses identified and our remedial efforts, see Item 4. Controls and Procedures, included elsewhere in this Quarterly Report on Form 10-Q, and Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, for additional information.
Additionally, the Company identified a material weakness in internal control over financial reporting in connection with the review of our unaudited consolidated financial statements for the three months ended September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is a result of certain control deficiencies related to the precision of our review for the valuation and remeasurement of the embedded derivative liability of our Toggle Convertible Notes as of June 30, 2023 and September 30, 2023. In response to this material weakness, we intend to enhance the control execution to ensure the Company's review of the completeness of features included in valuations.

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
Retail and other individual investors, which make up a significant segment of our overall stockholder base, have played a significant role in recent market dynamics that have resulted in substantial increases and volatility in the market prices of “meme” stocks. For example, the market prices and trading volumes of the common stock of GameStop Corp., AMC Entertainment Holdings, Inc. and certain other “meme” stocks, have recently experienced, and may continue to experience, extreme volatility. The rapid and substantial increases or decreases in the market prices of these “meme” stocks may be unrelated to operating performance, macroeconomic trends or industry fundamentals, and substantial increases in the value of such stocks may obscure the significant risks and uncertainties that the issuer faces. This volatility has been attributed, in part, to strong and atypical retail investor interest, including as may be expressed on financial trading and other social media sites and online forums.
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
Retail and individual investor sentiment (including as may be expressed on financial trading and other social media sites and online forums) may also influence the amount and status of short interest in our common stock. This has and may in the future increase the likelihood of our common stock being the target of a “short squeeze”, particularly because a large proportion of our common stock has been in the past and may in the future be traded by short sellers. A short squeeze and/or focused investor trading in anticipation of a short squeeze has and may in the future lead to volatile price movements in shares of our common stock that may be unrelated or disproportionate to our operating performance or prospects. Or, if investors no longer believe a short squeeze is viable, the market price of our common stock may rapidly decline. Accordingly, investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.
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
•recalls, including our recent BEV truck recall;
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
In addition, the stock market in general, and The Nasdaq Stock Market ("Nasdaq") in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.

The closing price of our common stock on Nasdaq ranged from $0.54 to $8.05 from May 2, 2022 through October 31, 2023. The price of our common stock also decreased substantially following public announcements made by us. In addition, broad market and industry factors, including the COVID-19 pandemic and the war in Ukraine, may seriously affect the market price of our common stock, regardless of our actual operating performance.
Any investment in our common stock is subject to extreme volatility and could result in the loss of your entire investment. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, which has and may in the future be instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. See Note 12, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, for additional information.
If we fail to satisfy all applicable Nasdaq continued listing requirements, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.
Our common stock is currently listed on Nasdaq, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements, and a $1.00 minimum closing bid price requirement. Our common stock price has been in the recent past below the minimum bid price for continued listing on Nasdaq resulting in a delisting notice, and we subsequently regained compliance. If our common stock again trades at closing bid prices below $1.00 for 30 consecutive business days in the future, or if we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. Delisting would have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations. In addition, delisting would constitute an event of default under the Toggle Convertible Notes Indentures and other indebtedness and the reasonable prospect of delisting could result in an equity conditions failure under our senior convertible notes, which could affect our ability to elect to repay our outstanding indebtedness, pay interest on our senior convertible notes in shares of our common stock and our ability to sell additional notes under the securities purchase agreement.
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

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended September 30, 2023, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

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

3.3		Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Nikola Corporation.
3.4		Amended and Restated Bylaws (as amended as of May 31, 2022) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2022).
4.1
Indenture by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, as trustee, dated August 21, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2023).

4.2
First Supplemental Indenture (including Form of Note) by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, as trustee, dated August 21, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2023).

4.3
Second Supplemental Indenture (including Form of Series A-2 Senior Convertible Note) by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, as trustee, dated September 22, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2023).

10.1
Amended and Restated Equity Distribution Agreement by and between Nikola Corporation and Citigroup Global Markets Inc., as sales agent, dated August 4, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2023).

10.2
Securities Purchase Agreement by and between Nikola Corporation and the investors named therein, dated August 21, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2023).

10.3	#	Nikola Corporation 2020 Stock Incentive Plan, as amended and restated on April 12, 2023.
10.4	#	Executive Employment Agreement by and between Nikola Corporation and Stephen J. Girsky dated August 4, 2023.
10.5	#	Executive Transition Services Agreement by and between Nikola Corporation and Michael Lohscheller, dated August 4, 2023.
10.6	#
Executive Employment Agreement by and between Nikola Corporation and Mary S. Chan, dated September 15, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2023).

10.7	#
Executive Employment Agreement by and between Nikola Corporation and Joseph S. Cappello, dated September 15, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2023).

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

NIKOLA CORPORATION

	By:	/s/ Stephen J. Girsky
Stephen J. Girsky
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anastasiya Pasterick
Anastasiya Pasterick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 2, 2023