Form 10-K
period 2023-12-31
Nikola Corp
filed 2024-02-28
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(480) 581-8888
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $1.38 for shares of the Registrant’s common stock as reported by The Nasdaq Stock Market LLC, was approximately $1.0 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 1,335,615,165 shares of common stock as of February 26, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2024 Annual Meeting of Stockholders.

i

Forward-Looking Statements
This report contains forward-looking statements that are not historical facts. When used in this report, words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” "could," “plan,” “predict,” “potential,” "target," "goal," "strategy," “seem,” “seek,” “future,” “outlook,” and similar expressions are intended to identify forward looking statements. These are statements that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding the company’s expectations regarding its business and the potential benefits received from the planned integrated offering of trucks and fueling solutions; the potential benefits from the company’s hydrogen offtake, distribution and dispensing plans; the expected performance and specifications of company vehicles, distribution and fueling solutions; the benefits and attributes of the company's business model and strategy; the company’s expectations for its trucks and market acceptance of electric trucks and hydrogen fueling solutions; expected benefits of the company’s strategic partnerships; the company’s plans with respect to its potential leasing arrangements; the company's plans with respect to its maintenance and service program; our future capital requirements and ability to raise capital; expected uses of our common stock; beliefs regarding our competitive position; market opportunity; expectations and estimates regarding expense levels and costs; our critical judgements and estimates, and the sufficiency thereof; and expected scope, costs and timing related to the battery-electric truck recall, including the nature of the repairs, expected costs to repair the vehicles and timing of such expenses, and any potential offsets, timing of battery replacement and truck deliveries and sales. These statements are based on various assumptions, whether or not identified in this report, and on the current expectations of management and are not predictions of actual performance. These assumptions include our financial and business performance; expected timing with respect to the production and attributes of our FCEV and BEV trucks; expectations regarding our hydrogen fuel station rollout plan; timing of completion of validation testing, volume production and other milestones; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the execution of definitive agreements with our business partners and the success of our planned collaborations; the failure to convert LOIs or MOUs into binding orders; the cancellation of orders; our future capital requirements, ability to raise capital in the future and sources and uses of cash; costs of capital; the availability of sufficient authorized common stock; the ability to obtain parts and components on a timely basis and at the acceptable prices; the outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the implementation, market acceptance and success of our business model; developments relating to our competitors and industry; the impact of health epidemics on our business and the actions we may take in response thereto; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations and planned operations; the impact of inflation on our business; our business, expansion plans and opportunities; our ability to achieve cost reductions for our vehicles; end user demand for our trucks; assumptions regarding our recall campaign and warranty costs; the continued availability of government incentives; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to execute our business model, including market acceptance of our products and planned services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceedings; our ability to raise capital and the terms thereof; our ability to service or repay our debt; our ability to compete; the success of our business collaborations; regulatory developments in the United States; the effects of inflation, supply chain issues and other economic, business, and/or competitive factors; risks related to the recall, including higher than expected costs, the discovery of additional problems, delays retrofitting the trucks and delivering such trucks to customers, supply chain and other issues that may create additional delays, order cancellations as a result of the recall, litigation, complaints and/or product liability claims, and reputational harm; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
•We may be unable to issue sufficient additional shares to operate our business, including pursuant to existing potential sources of capital, or strategic transactions, unless we obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of our common stock available for issuance.
•Our future success is dependent upon the trucking market’s willingness to adopt hydrogen fuel cell and battery electric trucks.
•If we fail to manage our future growth effectively, we may not be able to market and sell our vehicles successfully.
•We may face legal challenges in one or more states attempting to sell directly to fleets or end users which could materially and adversely affect our costs.
•We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.
•Product recalls have and may in the future materially and adversely affect our business prospects, operating results and financial condition.
•Our success will depend on our ability to economically manufacture our trucks at scale and establish hydrogen fueling ecosystem to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to end user fleets on schedule and at scale.
•We may experience significant delays in the design, validation, manufacture, launch and financing of our trucks, which could harm our business and prospects.
•Increases in costs, disruption of supply or shortage of raw materials and delays in the manufacturing and servicing of battery-packs for our BEV and FCEV trucks could harm our business.
•Our plan to build a network of hydrogen fueling stations will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our FCEV trucks. In addition, we may not be able to open fueling stations in certain states or jurisdictions within states.
•We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling stations or may not be able to produce or source the hydrogen needed at competitive prices.
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
•We identified a material weakness in our internal control over financial reporting, and have identified other material weaknesses in the past. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results.
•Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

PART I
Item 1. Business
Company Overview
Our vision is to be the zero-emissions transportation industry leader. We plan to realize this vision through world-class strategic partnerships, groundbreaking research and development, and a revolutionary business model.
According to the Environmental Protection Agency ("EPA"), the transportation industry causes an estimated 29% of U.S. greenhouse gas ("GHG") emissions. Medium and heavy-duty trucking represents approximately 23% of transportation industry GHG according to the EPA. With ever-expanding e-commerce freight demands, zero-emission vehicles are believed to be one of the only viable options for a sustainable future.
We are a technology innovator and integrator, working to develop innovative energy and transportation solutions. We are pioneering a business model that will enable customers and fleets to integrate next-generation truck technology, hydrogen fueling and charging infrastructure, and related maintenance. By creating this ecosystem, we and our strategic business partners and suppliers expect to build a long-term competitive advantage for clean technology vehicles and next generation fueling solutions.
Our expertise lies in design, innovation, software, and engineering. We assemble, integrate, and commission our vehicles in collaboration with our business partners and suppliers. Our approach is to leverage strategic partnerships to help lower cost, increase capital efficiency and accelerate speed to market.
We operate in two business units: Truck and Energy. The Truck business unit is commercializing hydrogen fuel cell electric vehicles ("FCEV") and battery electric vehicles ("BEV") Class 8 trucks that provide environmentally friendly, cost-effective solutions to the short-haul, medium-haul, and long-haul trucking sector. The Energy business unit is developing a hydrogen fueling ecosystem and providing BEV charging support to meet anticipated fuel demand for FCEV and BEV Nikola truck owners, as well as other third-party customers.
We believe the key differentiator of our business model is our planned hydrogen fueling ecosystem, which includes (1) hydrogen procurement, (2) hydrogen distribution, and (3) hydrogen storage and dispensing. Historically, investing in alternative fuel vehicles has represented a high risk for both original equipment manufacturers ("OEMs") and vehicle owners due to the uncertainty of the fueling infrastructure. Existing fuel providers have limited incentive to deploy the required resources and capital to develop an alternative fuel infrastructure due to a lack of known demand. The inability to tackle both sides of this equation has prohibited hydrogen from reaching its full potential. Our approach aims to solve this "chicken or the egg" problem, by pairing dedicated fueling demand from our FCEV trucks to the refueling infrastructure to reduce the risk of developing the infrastructure while giving our FCEV truck owners the assurance that fuel will be available where and when they need it. We believe this strategy could help unlock hydrogen's potential as the fuel of the future.
We may offer integrated FCEV solutions including the truck, fueling solutions, and maintenance. Our integrated solutions have the potential to de-risk infrastructure development by locking in fuel demand from FCEV fleets with dedicated routes. This locked in demand is intended to ensure high station utilization. End user fleets may purchase or lease our FCEV trucks through our network of authorized dealers.
We believe our hydrogen fueling ecosystem will provide a competitive advantage and help accelerate the adoption of our FCEV. We believe our product portfolio and planned hydrogen fueling ecosystem will provide a key strategic advantage that differentiates us from competitors and will allow us to provide significant and valuable innovation to the heavy-duty commercial vehicle market and the related fueling and maintenance markets.
Shift to Zero-Emission Vehicles and U.S. Market Policy Trends
Diesel vehicles are a major source of harmful air pollutants and GHG emissions. The associated local air pollution, particulates of oxides of nitrogen and particulate matter emissions, negatively impacts health and quality of life. Additionally, diesel exhaust has been classified as a potential human carcinogen by the EPA and the International Agency for Research on Cancer. Studies done on exposure to elevated levels of diesel exhaust indicate a greater risk of lung cancer.
A significant share of global GHG emissions stem from heavy-duty vehicle transportation. We believe zero-emission vehicles are one of the viable options to reduce emissions in the transportation sector to meet climate, ozone, and regulatory targets.
A strong consensus among the largest governments calls for a global push to shift to zero-emission vehicles and the eventual elimination of internal combustion engine ("ICE") vehicles.

The following are recent policy trends and initiatives that have been enacted or are in development, which promote the growth of zero-emission trucks and infrastructure and the development of a national hydrogen economy.
Federal Policy
•The $773 billion Inflation Reduction Act ("IRA") was signed into law in August of 2022. The IRA directs $400 billion in federal funding to clean energy, with the goal of substantially lowering the nation’s carbon emissions by the end of this decade. The funds will be delivered through a mix of tax incentives, grants, and loan guarantees. The majority of the energy and climate funding is in the form of tax credits. These are designed to catalyze private investment in clean energy, transport, and manufacturing. Section 45V of the IRA provides a tax credit for the production of qualified clean hydrogen, and Section 45W provides a $40,000 tax credit for qualified commercial clean vehicles weighing over 14,000 lbs. The EPA is developing multiple programs funded through the IRA, including the $1 billion Clean Heavy-Duty Vehicle Program, and the $3 billion Clean Ports Program to fund zero-emission port equipment and infrastructure. Additionally, the IRA granted the U.S. Department of Energy’s Loan Program Office up to $250 billion in new authority to finance projects that reinvest in the nation’s energy infrastructure.
•In October 2023, the U.S. Department of Energy ("DOE") announced the selection of seven clean hydrogen hub projects across the country. Collectively, the selected hubs will receive up to $7 billion in federal investment over the next 8-12 years and form a critical arm of America's future clean energy economy. Funded through the Bipartisan Infrastructure Law, the hydrogen hubs are intended to be a central driver in helping communities across the country benefit from clean energy investments, good-paying jobs, and improved energy security. Clean hydrogen hubs are expected to create networks of hydrogen producers, consumers, and local connective infrastructure to accelerate the use of hydrogen as a clean energy carrier that can deliver or store large amounts of energy. The production, processing, delivery, storage, and end-use of clean hydrogen, including innovative uses in the industrial sector, are crucial to DOE’s strategy for achieving President Biden’s goal of a 100 percent clean electrical grid by 2035 and net-zero carbon emissions by 2050.
State Policy
•California’s application to the DOE clean hydrogen hubs program was selected to receive $1.2 billion and is in the negotiation stage as of February 2024. The Alliance for Renewable Clean Hydrogen Energy Systems ("ARCHES") is intended to be a marketplace for the hydrogen industry, including production, distribution, storage and end users.
•California’s Advanced Clean Fleets ("ACF") regulation, which mandates adoption of zero-emission trucks, is in effect but is not being enforced until the EPA issues a Clean Air Act ("CAA") waiver, in an agreement reached by the California Air Resources Board ("CARB") and the California Trucking Association ("CTA"). CTA had previously filed a lawsuit against CARB claiming it had no authority to regulate heavy duty vehicles beyond federal standards. Nearly all past CAA waiver requests have been approved outright by the EPA. The sole rejection was later approved. CARB filed a CAA waiver request with the EPA on November 15, 2023.
•Multiple states have moved to adopt California’s Advanced Clean Trucks ("ACT") rule including Colorado, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, and Washington.
•California’s Low Carbon Fuel Standard ("LCFS"), which seeks to reduce GHG emissions from transportation by setting emission caps on fuels, has served as a model for states like Oregon and Washington that have developed their own clean fuels or transportation standards. Such programs set emissions benchmarks and allow the producers of clean fuels to generate credits, which can be traded on the open market to entities that exceed those benchmarks. Additional states considering similar programs include Hawaii, Illinois, Massachusetts, Michigan, Minnesota, New Mexico, New York, and New Jersey.
•State governments have employed incentive and grant programs to accelerate the adoption of zero-emission medium and heavy-duty vehicles in the commercial sector. California, New York, New Jersey, and Massachusetts offer vouchers for commercial entities replacing diesel Class-8 trucks with zero-emission vehicles, while Maryland and Washington state have programs under development. Numerous other states continue to fund decarbonization efforts through state funds or funding sources such as the Volkswagen Environmental Mitigation Trust or the federally funded Diesel Emissions Reductions Act.

Other Policy Items
•CALSTART, Clean Cities and clean air groups maintain activity and advocacy efforts to advance zero-emission transportation technologies. Hydrogen coalitions and stakeholder groups have become increasingly relevant at the national and state levels. For example, the Clean Hydrogen Future Coalition and Fuel Cell Hydrogen Energy Association continue to be proactive in advancing and supporting key tax credits impacting hydrogen production and infrastructure in the IRA.
•Efforts continue by utilities across a number of states focusing on transportation electrification planning, grid modernization efforts, including energy storage targets, innovative pilot programs, advanced rate design pilots, electric grid resilience, battery storage deployments and emerging discussion around hydrogen as a potential clean energy source.
Given our product portfolio, we believe we are well suited to take advantage of, or enable end user fleets to take advantage of, currently funded government programs, tax credit and incentive programs to be implemented by the Bipartisan Infrastructure Law ("BIL") and the IRA that impact us across two key business pillars: vehicles and infrastructure.
Zero-Emission Vehicle Incentive Programs
In addition to the policy initiatives discussed above, there are vehicle specific incentive programs aimed to help lower the upfront or operational costs of zero-emission vehicles. For example, we believe funding programs like California’s Hybrid Zero Emission Truck and Bus Voucher Incentive Project ("HVIP") and New York’s Truck Voucher Incentive Program ("NYTVIP") will play an important role in the adoption of our zero-emissions BEV and FCEV trucks.
On November 17, 2022, the CARB approved the FY22-23 Funding Plan for Clean Transportation Incentives, which includes policy changes and an allocation of over $1.7 billion to be administered by HVIP.
The CARB approved our Tre FCEV model to be eligible for CARB’s HVIP program. Purchases of the Tre FCEV in 2023 qualified for a base incentive valued at $240,000 per truck; $270,000 per truck for drayage fleets; or up to $288,000 per truck for fleets with (i) 10 trucks or less, (ii) performing drayage operations, and (iii) located within a disadvantaged community area. In addition, under the HVIP program our Tre BEV is eligible for a base incentive amount of $120,000, or $150,000 for drayage fleets. In addition to the funding provided by HVIP, purchasers of our Tre BEV and FCEVs also qualify for an additional $40,000 in clean commercial vehicle tax credits starting in 2023 from the federal government due to the passage of the IRA. Our Tre BEV is also approved for the NYTVIP, and is one of the first zero-emission Class 8 truck registered in the program. Participation in both programs provides opportunity for Nikola’s Tre BEV to penetrate markets on both the West and East Coasts.
Additionally, New Jersey’s voucher program, (“NJZIP”) has expanded the eligibility of vehicles for participation in the program to Class 8 trucks, allowing purchasers of our Tre BEV in New Jersey to benefit from this program by receiving a $175,000 voucher. Pennsylvania approved the Medium and Heavy-Duty Zero-Emission Vehicle ("MHD-ZEV") Fleet Pilot Grant. MHD-ZEV is a $12.7 million grant funding opportunity through their Driving Forward initiative providing an incentive up to 75% of the cost of the truck and up to 100%, if located in an economically distressed area. Texas also updated funding amounts for zero-emission trucks through its Rebate Grants Program to $150,000 per truck under the Texas Environmental Reduction Plan program ("TERP"). The MOR-EV Trucks Program in Massachusetts offers rebates for Class 8 trucks for public and private purchases or leasing of qualified new vehicles up to $90,000 registered in the Commonwealth and maintained for at least 48 months. Rebates apply to both individual vehicles and fleet acquisitions. An additional 10% may be added to the currently available incentive block value for vehicles above 14,000 pounds gross vehicle weight rating ("GVWR") if the vehicle is registered in or will operate more than 50% of the time within census block groups that meet the State's Environmental Justice Income Criteria.
The incentives described above are not intended to be an exhaustive list. Programs are continually being created, changing, or funds may become fully utilized. There can be no assurances that our efforts or end user fleets' efforts to take advantage of any of the above or other grants, tax credits or incentives will be successful or have a material effect on our business, or that any incentives with respect to our vehicles will continue to remain in effect. The loss or absences of these or other grants, credits or incentives could have a material adverse effect on demand for our trucks, our ability to develop our refueling infrastructure and our business and prospects.
Industry and Competition
In the highly competitive trucking industry, when choosing between truck models that meet their technical and safety requirements, customers typically base their purchasing decision on total cost of ownership ("TCO"). TCO is the total cost of owning and operating the truck through its ownership period or lifecycle, including lease cost or purchase payment, fuel cost, service, and maintenance.
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
Similar to traditional OEMs in the passenger vehicle market, incumbent commercial transportation OEMs are typically burdened with legacy systems and the need to generate sufficient return on existing infrastructure, which historically created a reluctance to embrace new zero-emission drivetrain technology.
The global push for lower emissions combined with vast technological improvements in fuel cell and battery-electric powertrain technologies has resulted in well-established OEMs investing in zero-emission vehicle platforms. However, in the near term, it appears that their primary focus continues to be on their traditional ICE product lines, and they are only introducing zero-emissions products in limited capacity. We believe this creates an opportunity for us.
The competitive landscape for our Class 8 vehicles ranges from vehicles relying on legacy internal combustion engines, battery electric trucks, hydrogen fuel cell trucks, and compressed natural gas trucks. Most of our current and potential competitors have greater financial, technical, manufacturing, marketing, and other resources than we do. They may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their programs. Additionally, many of our competitors also have greater name recognition, longer operating histories, larger sales forces, and broader customer, fleet, and industry relationships.
Although we do not have the same name recognition or operating history as most of our competition, we believe that our focus on delivering zero tail pipe emissions Class 8 trucks, and innovative charging and fueling solutions, along with a strong service and dealer network, provides us with a head start that is not burdened by legacy infrastructure and product portfolios.
BEV Competition
Daimler, Volvo, Tesla, BYD, Paccar, XOS, and Lion as well as other automotive manufacturers, have brought or are planning to bring Class 8 BEV trucks to the market. We believe all of these competitors are in various stages of rolling out their vehicles, including pilot programs and providing test vehicles to customers. We believe that we compete favorably with our competitors.
FCEV Competition
Due to higher barriers to entry, there are fewer competitors in the FCEV Class 8 market as compared to BEV market. However, Hyundai and Toyota have chosen to focus their efforts on FCEV as the powertrain of the future. Hyundai unveiled their FCEV trucks for the North American market and has stated it plans to invest in hydrogen stations for refueling. Toyota is collaborating with Kenworth on developing trucks and hydrogen fueling infrastructure. Daimler and Volvo formed a joint venture to develop fuel cell systems for heavy-duty trucks. Overall, we believe these fuel cell vehicle introductions promote the development of the electric vehicle market by highlighting the attractiveness of electric vehicles relative to the internal combustion vehicle.

Products
As the commercial transportation sector transitions towards zero-emission solutions, we believe there will be a need to offer tailored solutions that meet the needs of each end user. By offering both BEV (for short and medium-haul, city, regional, and drayage deliveries) and FCEV (for medium and long-haul) solutions, we believe we are positioned to change the commercial transportation sector by providing solutions that address the full range of applications and use cases.
The electrical propulsion of our BEV and FCEV trucks has a modular design which allows the batteries and associated controls to be configured to either a BEV or FCEV propulsion. Our architecture inside the centralized e-axle is configured for the appropriate power needs for the BEV and FCEV for a wide range of applications.
We also plan to announce Level 2 ("L2") autonomous driving projects in the near future that are intended to increase driver safety, and reduce accidents and operational cost. A longer-term benefit of an L2 autonomous truck may be a relaxation of the hours-of-service restrictions, increasing the opportunity for using FCEV trucks for longer continuous hauls and reduce driver shortage and turnover associated costs.
Nikola's Class 8 BEV - Nikola Tre
The Nikola Tre Class 8 truck is a purpose built zero-emissions truck based on the S-WAY cab and chassis licensed from Iveco S.p.A. ("Iveco"). Nikola has developed and integrated our electrified propulsion, thermal management, technology, vehicle controls and infotainment. In addition, we redesigned many of the high-visibility components and body panels of the S-WAY truck and added several new interior features including a digital cockpit with an infotainment screen, instrument cluster, steering wheel, and new seats. The cab-over design is desirable for city center applications due to shorter vehicle length, improved maneuverability, and better visibility. We are marketing the Nikola Tre BEV for short and medium-haul applications in North America.
The BEV version of Nikola Tre was one of the first in production zero emission Class 8 trucks to market. BEV trucks run on a fully electric drivetrain powered by rechargeable batteries. Our BEV has a range of up to 330 miles and is designed to address the short and medium-haul market. During the initial roll-out, most of our truck owners indicated that they intend to charge at their terminal. To help facilitate this, along with our dealer network and key partners, we provide consulting expertise and, as required, mobile charging products and services intended to ensure charging is available.
Sales of the Nikola Tre BEV began in the second quarter of 2022.
Nikola's Class 8 FCEV - Nikola Tre
FCEV trucks use hydrogen fuel cells on-board to convert hydrogen into electricity supplying power to both the electric motors to propel the truck or to charge the high voltage battery. The fuel cell generates electricity through a chemical reaction, supplied from on-board hydrogen tanks, and oxygen from the atmosphere. A much smaller battery (compared to our BEV) provides supplemental power to the drivetrain, and stores energy recovered during regenerative braking. The voltage and charge of the battery are maintained through a combination of power supplied from the fuel cell and energy captured through regenerative braking, managed through in-house developed software and industry-leading energy management controls.
The Nikola Tre FCEV is targeted for medium missions ranging up to 500 miles per fill of the hydrogen tanks as well as multi-shift operations with limited refueling time. Its scalable architecture is expected to address the majority of the North American Class-8 day cab market. The Tre FCEV leverages the Tre BEV platform with modifications for hydrogen fuel cell operation, improved aerodynamics and thermal management systems, and light-weighting.
Sales of the Nikola Tre FCEV began in the fourth quarter of 2023, and are temporarily halted due to the recall.
Nikola Energy
Energy Overview
We believe that our energy products, which are comprised of our planned hydrogen fueling ecosystem, and planned integrated BEV charging solutions, are a key differentiator that have the potential to create long-term competitive benefits. We believe the passage of the IRA in 2022 provides strong support, through regulatory incentives, for our integrated energy and vehicle business model. In January 2023, we launched a new brand for our hydrogen energy products called HYLA, which we believe will create further differentiation and competitive advantage for our integrated energy model. The zero emissions heavy duty truck market currently lacks sufficient infrastructure, and we believe companies that are able to provide both the vehicles and energy infrastructure solutions will capture market share and value.

Our energy model is expected to rely heavily on our energy business partners. We believe we have established strong business partnerships that bring significant resources and capabilities that complement our own capabilities to create strategic benefits as we look to create the next generation fueling infrastructure.
•Integrated Hydrogen Fueling Ecosystem – For FCEV fueling, our energy business unit is responsible for securing supply of hydrogen and distributing the hydrogen supply through the full value chain, until the fuel is dispensed into FCEV trucks. This unit is also responsible for the monetization of regulatory incentives and credits through the value chain.
•BEV Charging Solutions – For BEV charging needs, our strategy is to work with end user fleets and our dealer network to ensure fleets have the appropriate charging infrastructure in place to support their adoption of our heavy-duty BEV trucks. Solutions may include, but are not limited to: behind-the-fence charging infrastructure on-property at a domicile location (paid by the fleet), short-term mobile charging solutions, or public access charging infrastructure.
We believe that infrastructure for BEV and FCEV trucks will be critical for mass adoption. Our energy business unit aims to provide fueling infrastructure to both Nikola and non-Nikola branded FCEV and BEV trucks. We believe this will enable us to be well positioned to capture different channels of value in the market.
Hydrogen Fueling Ecosystem (HYLA Brand)
We are in the early stages of developing a hydrogen fueling ecosystem in North America to support Nikola FCEV purchasers and capture first mover advantage with respect to next generation fueling infrastructure. We are partnering throughout the hydrogen ecosystem with the goal of increasing speed to market and reducing capital expenditures related to next generation fueling infrastructure.
We view the hydrogen fueling ecosystem in three main sectors: hydrogen supply, hydrogen distribution, and hydrogen storage and dispensing, each with the potential to generate separate margins for us and our hydrogen ecosystem partners.
Hydrogen Supply
We expect to source hydrogen supply by leveraging multiple hydrogen production models including on-site production, large-scale "hub" production, or other alternative hydrogen production or procurement. We expect the hydrogen solution utilized in each case will depend on the unique characteristics near each potential station location and customer needs.
We expect to leverage multiple ownership structures where we either fully or partially own, or do not own hydrogen production assets. In cases where we are able to source hydrogen supply without ownership of hydrogen production assets, we expect to enter into long-term supply contracts where our costs and surety of supply are well-defined. We may also source hydrogen for our customers at third party dispensing locations.
We intend to procure the lowest carbon-intensity hydrogen available while also ensuring a hydrogen supply that is safe, reliable, and economical.
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
Hydrogen Dispensing and Storage
We intend to collaborate with strategic partners and to develop hydrogen storage and dispensing solutions comprised of fixed heavy duty hydrogen stations and modular hydrogen fueling assets. Each "base" dispensing station is currently expected to contain ample on-site hydrogen storage and to be capable of dispensing up to 4,000 to 8,000 kgs of hydrogen per day. Each 4,000 kg per day dispensing station could potentially support approximately 100 FCEV trucks per day.
Our base stations are expected to contain heavy-duty (for commercial trucks) and light-duty (for vehicles) hydrogen fueling dispensers. In some cases, we may also plan to install electric fast charging to support BEV trucks.
Early dispensing stations could be smaller or larger depending on the unique characteristics of each site, including near-term and long-term customer demand, availability of hydrogen supply, land, and other relevant factors.

We expect to leverage multiple structures for our dispensing station go-to-market strategy including stations wholly-owned, partially-owned, or not owned by us.
Modular Fueling Solutions
To facilitate customer and fleet demonstrations, and to accelerate adoption of our BEV and FCEV trucks, we have developed modular charging infrastructure that provides transitional charging (for BEV) or modular hydrogen storage and dispensing (for FCEV) that can support customer fueling needs as fixed infrastructure is being developed and commissioned. In 2022, we announced the successful commissioning of the first HYLA 700 bar pressure hydrogen mobile fueler capable of fast back-to-back truck fueling. In the fourth quarter of 2023, we opened our first modular station in Ontario, California. Coupled with our hydrogen tube trailer with a 960 kg capacity, this is expected to allow customers to refuel trucks back-to-back. We also have strategic partnerships with a number of third party modular fueler suppliers and believe we have secured sufficient fuelers to help support our truck deployment plan.
In addition to providing early-stage fueling, we believe our modular fueling solutions can play a key role in the development of our energy ecosystem. We believe modular fueling assets can serve us by:
•Accelerating vehicle and equipment testing;
•Providing fueling opportunities in nascent geographies with low vehicle sales volumes; and
•Providing risk mitigation and support during station outages or during periods of elevated demand.
BEV Charging Solutions
Early interactions with end users and potential end users indicated a preference to charge BEV trucks at their terminal or depot. To facilitate this, we, along with our dealer network and partners, intend to provide charging infrastructure, consulting advisory, and, if required, products and services intended to ensure charging availability. Our solutions are focused in two key areas, short-term mobile charging and long-term fixed infrastructure.
Mobile Charging
We have designed and built the mobile charging trailer ("MCT") as a solution to support both vehicle testing in remote locations without fixed utility infrastructure as well as to support initial operations at end user locations. By using the MCT, we are able to facilitate fleet demonstrations and adoptions by providing transitional charging at the same time as fixed infrastructure is prepared. Powered by either a mobile generator set or a direct 480V three phase utility connection, the MCT is able to provide emergency back-up charging to keep vehicles running during utility outages, as well as flexible capacity to meet demand fluctuations.
Fixed Infrastructure
Working closely with end users, we provide guidance through the entire process of planning, development, and deployment of fixed charging infrastructure. By analyzing key data such as truck duty cycles, current and future electric loading, and key operating costs we, along with our dealers and partners, can optimize charging solutions that target operational and cost efficiency for each fleet.
Infrastructure Development Coordinated with Truck Sales Strategy
We take an integrated approach to infrastructure development, with our energy, sales, and service teams working closely to ensure alignment among fleet demand, service capabilities, and fueling and related infrastructure. Our goal is to focus infrastructure development on targeted regions and fleets that create optimal value for our integrated business model.
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
We made progress in securing sites for modular and fixed stations in California. We expect these stations will supply fuel for launch customers in those geographies that have dedicated routes, or significant activity. We plan on proceeding to build in phases to support demand and adoption of our FCEV truck. Our modular station in Ontario, California was completed in the fourth quarter of 2023.

We plan to strategically target other states that offer the right mix of product demand, hydrogen supply, regulatory incentives, and other factors that allow end users to achieve a total cost of ownership that can be competitive with diesel.
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
We believe strategic partnerships and collaborations provide us key competitive benefits and may allow us to become a leader in providing comprehensive, low-cost, safe, reliable, and efficient hydrogen delivery systems to FCEV end users.
Sales, Service, and our Dealer Network
Sales and Marketing
We take an end user-focused, integrated solution approach to deliver trucks along with the infrastructure and service to support them. Across the product portfolio, we are commissioning studies, performing market and segmentation research, and, with the help of our dealer network, gathering end-user insights to focus our sales and marketing efforts. We are generating brand awareness not only through traditional marketing and social media, but also through direct meetings with fleets, industry events, and facility tours along with truck demos.
Service
A key requirement for the fleets purchasing Nikola trucks is knowing there is an available service infrastructure for the maintenance, repair, and availability of parts for our vehicles. We are building a network of dealers, a robust preventative maintenance program, as well as several levels of service to support fleet complexity, application, and duty cycles.
We have assembled what we believe are nimble and adaptable service, maintenance, and parts solutions for our vehicles, which are expected to include the following options:
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
•We have the ability to provide over the air updates and software fixes when the vehicles are stopped. This significantly reduces the time for repair, improves uptime, and continually monitor performance, efficiency, and overall utilization.
•In cases where a fleet has their own maintenance expertise and infrastructure, we plan to identify and provide certification of technicians and procedures for items that can be maintained at their shops. This could include procedures such as tire changes, wearable parts, preventative maintenance and brake services.
•In cases where the fleet does not have a maintenance infrastructure or for more complex items, we utilize a dealer network for maintenance and warranty work. The network is expected to monitor day to day trip activity and incorporate support at the origin and destination for truck routes. We also intend to support our partners with the latest diagnostic technologies like an interactive diagnostic tool and web-enabled video to support technicians for complex tasks or newly identified issues.
•If a vehicle requires maintenance of a complex system or component such as the fuel cell, e-axle, or battery-pack, some of those items can be removed and replaced with limited downtime. We offer a network of trained technicians that can travel to a fleet or service partner as necessary. We also expect to have dedicated vendor agreements to service and maintain a specific fleet on premise or close in proximity to the truck's domicile location.
•Additionally, we currently procure replacement parts, components, and aftermarket support supplies. These components and materials are inventoried, warehoused and distributed by third party logistic providers currently engaged in supplying the Class 8 truck industry.
We opened the Nikola training academy facility in December 2021 on our Phoenix, Arizona campus. Our training model provides dealer technician training and certification on Nikola BEV and FCEV trucks. The current curriculum includes safety awareness, diagnostics, preventative maintenance, shop bay tooling, repair times and related technical competencies to support

Class 8 vehicle services. Academy trainers have Class 8 industry experience, and an onsite dedicated service FCEV and BEV truck which are leveraged for the hands-on portion of certification. A portion of the facility is dedicated to a technical team that actively monitors fleets’ vehicle condition performance, assist dealers directly for troubleshooting guidance and alert service personnel in the event a vehicle transmits a proactive warning that may impact reliability.
Dealer Network
We have created a sales and service dealer network that, to date, consists of 10 dealers with 181 service center locations. Our dealers bring both over the road truck experience as well as power, infrastructure, and hydrogen experience and complement our integrated solutions strategy. Our focus is on locations in key metropolitan areas and at major intersections of the interstate highway system across the U.S. The dealer-based repair shop facilities are expected to have Nikola certified technicians, as well as a mobile service network tailored to meet carrier and fleet asset requirements. As the network continues to grow with new dealer locations and territories, future service solutions can be engineered and deployed to cover end-user fleets' locations or asset domicile requirements.
Target End Users
We target all Class 8 fleets with established sustainability goals, as well as fleets operating along dedicated routes that are located in regions offering strong incentives for developing hydrogen infrastructure and/or delivering zero-emission vehicles. Our primary sales conduit is expected to be through our dealer network, in which we sell trucks directly to the dealer. The dealers will enter into direct sales, finance leasing or full service leasing arrangements with their end-user fleet customers.
BEV End User Strategy
The BEV truck is designed for short and medium-haul applications, making it ideal for return-to-base operations, such as distribution, urban metro, inner-city, local delivery, port operations, and drayage applications. We aim to prioritize truck deployment to well-respected, visible fleets to establish early market share and strengthen brand identity. Initial deployment to end users would typically be done in small groups of trucks to multiple locations, to supplement their existing non-EV fleets.
For BEV trucks, early U.S. sales to end users will primarily be in regions such as California, New Jersey, New York or Canada where incentive programs already exist.
FCEV End User Strategy
For the FCEV truck, we are planning to develop and construct initial hydrogen stations in California to create the nation's first heavy-duty "hydrogen highway". Therefore, early FCEV purchasers will likely have significant operations in or between these states.
We also intend to target dedicated fleets with either nationwide or significant regional distribution networks and dedicated route networks (i.e., where trucks operate between two fixed points, e.g., production plant and distribution hub) along highly trafficked freight corridors. We believe this strategy may allow for gradual, strategic, and capital-efficient development of the hydrogen infrastructure required to support FCEV trucks in operation. We intend to expand the FCEV offering to the entire Class 8 truck market as the fueling infrastructure is sufficiently developed.
Truck Co-Development Partners
Iveco
Iveco designs, manufactures and distributes under the Iveco brand a wide range of light, medium and heavy commercial vehicles and off-road trucks. Iveco with its affiliates and joint ventures, has significant manufacturing presence in Europe, as well as production facilities in Asia, Africa and Latin America.
Iveco and its affiliate, FPT Industrial, S.p.A., provided engineering and manufacturing expertise to industrialize our BEV and FCEV trucks. Pursuant to our North America Engineering and Production Alliance with Iveco, Iveco agreed to provide $100.0 million of engineering and production support, which has been fully utilized by us, and access to intellectual property valued at $50.0 million to help bring our trucks to the North American market. We believe this alliance significantly de-risked our operational execution by leveraging the expertise and capabilities of one of the world's leading commercial vehicle manufacturers, and we retain 100% of the North American business as a result.
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
We also entered into a Fuel Cell Supply Framework Agreement with Bosch in August 2021, whereby we committed to purchase certain component requirements for fuel cell power modules ("FCPMs") from Bosch beginning on June 1, 2023 through December 31, 2030. We also entered into an FCPM Design and Manufacturing License Agreement with Bosch in September 2021, whereby Bosch granted us a non-exclusive and non-transferable license to intellectual property that will be used to adapt, further develop and assemble FCPMs provided by Bosch for use in the production of our FCEV trucks. The FCPM Design and Manufacturing License Agreement will continue in effect through December 31, 2030 unless extended by mutual agreement of the parties, or unless terminated by either party with written notice received by the non-terminating party or by Bosch in the event that (i) compliance with laws and regulations is no longer possible; (ii) Bosch determines that it is unable to protect its licensed materials as a result in a change in ownership and control of Nikola by a third party investor that is not a manufacturer of FCPMs; (iii) Bosch determines that it is unable to protect its licensed materials as a result of a third party manufacturer of FCPMs becoming a five percent owner of our shares; or (iv) we are in default of a payment for over one month period. Bosch continues to supply FCPMs assembled in Germany to us for trucks.
Manufacturing and Production
In 2019, we acquired an approximately 400-acre parcel of real property in Coolidge, Arizona, which is located about 50 miles south of Phoenix, Arizona. In July 2020, we broke ground on Phase 1 of our state-of-the art manufacturing facility in Coolidge.
Phase 1—Capacity of approximately 2,500 units per year (BEV only):
•Low-volume production capacity (up to approximately 2,500 units per year on 15 stations and two shifts)
•Production for Tre BEV trucks started at the end of the first quarter of 2022
Phase 2—Capacity of approximately 2,400 units (BEV and FCEV) per year in same 15 station assembly line (three shifts per day) with expansion possible to 25 stations and 7,200 units per year with additional tooling acquisitions:
•Completed building expansion in the second quarter of 2023 adding 370 thousand square feet
•Production for Nikola Tre FCEV started in the second half of 2023
Intellectual Property
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
Sustainability
Sustainability is inherent in our purpose built zero tailpipe emission vehicles, but we also strive to integrate sustainable principles into several facets of our operations, systems and management. We believe there is both an opportunity and responsibility to participate in mitigating climate change. We are simultaneously focused on avoiding emissions in heavy duty transportation by investing in clean technology and clean energy solutions while comprehensively focusing on the footprint of our operations and creating quality of life for our team.
Sustainability is at the core of our products and mission. To develop and execute our sustainability strategy we have appointed a sustainability team lead and partnered with a third party to perform a materiality assessment. The assessment aided in the development of internal practices for reporting reliable data on meaningful metrics for our industry and stakeholders. We have integrated sustainability oversight into the charter of our sustainability, nominating and corporate governance committee. This committee reviews our performance and provides input and oversight into our strategy. As a testament to our commitment to increase disclosure, we released our inaugural environmental, social, and governance ("ESG") highlights for the calendar year 2022. We aim to build upon our internal data collection practices and expand our disclosure on sustainability performance in alignment with leading industry standards.
Operations
Our manufacturing facility is approximately 670,000 square feet of state-of-the art manufacturing technology, environmentally thoughtful in both design and manufacturing process. The manufacturing facility was designed and constructed with environmentally thoughtful features including energy efficient LED lighting, HVAC, industrial fans, day lighting, smart controls, low water use landscaping, and a 750 kW nameplate solar array that also serves as a shade structure for employee parking and powers eighteen electric car charging stations. Our manufacturing includes modern energy efficient equipment, electric automated guided vehicles ("AGVs") and electric forklifts. Our headquarters conducts reviews for energy efficiency improvements in HVAC and smart controls and our service training center completed LED lighting retrofits.
We are continually optimizing internal manufacturing practices to reduce waste, reuse resources and reduce our footprint. In 2023, we outperformed internal waste diversion goals, but we continue to prioritize keeping valuable materials in our domestic supply chain and investigating circularity. We make zero water withdrawals for truck manufacturing processes and our only use of fresh water is for human consumption. We also aim to measure our emission impact as our footprint evolves and use this evaluation to inform opportunities for mitigation.
Safety
Safety is and will always be our top priority. Our safety programs encompass not only our employees but our partners. Safety is critical in both our operations and in our products at all phases of production, testing, validation, and use. We have implemented a health and safety management system, steered by the Head of Environmental Health and Safety as well as our Safety Officer. All contractors are required to follow our contractor’s safety management program and participate in a required site safety orientation. To ensure program integrity, routine monthly internal inspections are conducted at all of our facilities including our headquarters and manufacturing facility. We also conduct routine internal audits of our Environmental Management System. Our commitment to safety has resulted in the International Standards Organization ("ISO") 9001, 14001, and 45001 certifications.
Governance
We strive to be a leader in corporate responsibility and demonstrate our values through responsible business practices. Our corporate governance is guided by a Code of Business Conduct and Ethics, and a Code of Ethics for Senior Financial Officers, which are both publicly available on our website. Ethics policies are supplemented by workforce training courses on ethical standards, and an Ethics and Whistleblower program available to all employees to anonymously report concerns about fraud, ethical misconduct, harassment, misappropriation of assets, or questionable financial reporting practices. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our audit committee. Current governance frameworks were designed to uphold the highest principles of business ethics and practice appropriate oversight of business responsibilities throughout every level of the organization.
Our People
Overview
Execution of our business strategy depends on the successful execution of our people strategy, including the attraction, development and retention of key employees and members of our management team. The skills, experience, and knowledge of our employees equip us to achieve our operational, financial, and strategic objectives.
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

Workforce
We have a highly skilled and experienced workforce, with many employees and all of our senior leaders having more than 20 years of experience in their respective fields.
As of December 31, 2023, we had approximately 870 employees, the majority of whom are located in the Phoenix, Arizona metropolitan area. We actively seek to manage internal talent mobility through promotions and new assignments to create a high-performing employee base with diverse experiences. More than 15% of our employees assumed larger responsibilities in connection with a promotion during fiscal year 2023, thereby growing their careers by assuming greater accountability and having a more meaningful impact on the business.
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
We value and appreciate the distinct contributions every employee makes to our growth and success. Approximately 60% of our workforce is ethnically or gender diverse, with non-white ethnicities representing 50% of our workforce. We strive to cultivate a shared culture and mission that celebrates each person at every level. We embrace the diversity of our team members, customers, and stakeholders, including their unique backgrounds, experiences, perspectives, and talents. We are committed to providing an environment where human dignity prevails. Every person has an equal opportunity for hire, assignment, and advancement without regard to race, color, religion or belief, national origin, sex, childbirth or pregnancy related conditions, age, genetic information, sexual orientation, gender identity and/or expression, disability, covered military or veteran status, or any other status protected by applicable federal, state, or local law at all times from recruitment through employment and promotion.
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
We provide a robust and holistic rewards program to meet the needs of our employees and drive results in our business. We have designed, and will modify as necessary, our compensation and benefits programs to attract, retain, incent, and reward deeply talented and qualified employees who share our philosophy and desire to work towards achieving our strategic and operational goals. In addition to competitive salaries and wages, we provide broad-based stock awards, a 401(k) plan with employer match, heavily subsidized healthcare and insurance benefits, health savings accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, and on-site services such as a fitness center and subsidized cafe. We design our people programs to facilitate the performance and retention of key people with critical roles, skills, and experiences.
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
Vehicle Safety and Testing Regulation
Our vehicles are subject to, and are designed to comply with, numerous regulatory safety requirements established by the National Highway Traffic Safety Administration ("NHTSA") including applicable U.S. Federal Motor Vehicle Safety Standards ("FMVSS"). As a manufacturer, we must self-certify that the vehicles meet or are exempt from all applicable FMVSS before a vehicle can be imported into or sold in the U.S.
There are numerous FMVSS that apply to our vehicles. Examples of these requirements include:
•Electronic Stability Control—performance and equipment requirements on heavy-duty vehicles to reduce crashes caused by rollover or by directional loss-of-control, including those resulting in vehicle rollover;
•Air Brake Systems—performance and equipment requirements of air brake systems on heavy-duty vehicles to ensure safe braking performance under normal and emergency conditions; and
•Seat Belt Assemblies and Anchorages—performance and equipment requirements to provide effective occupant protection by restraint and reducing the probability of failure.
Our vehicles are also in compliance with Canadian vehicle requirements including Canadian Motor Vehicle Safety Standards ("CMVSS"), and most of these standards are similar to FMVSS.
In addition to the FMVSS requirements for heavy-duty vehicles, we also design our vehicles to meet the requirements of the Federal Motor Carrier Safety Administration ("FMCSA") which has requirements for the truck and fleet owners. Many of these requirements are met by complying with the FMVSS.
We are also required to comply with other NHTSA requirements and federal laws administered by NHTSA, including early warning reporting requirements regarding warranty claims, field reports, death and injury reports, foreign recalls, and owner's manual requirements.
We have developed additional safety compliance requirements called Nikola Technical Standards based on other safety regulations for passenger vehicle including FMVSS, UNECE, and UN Global Technical Regulations ("GTRs"). The following are some of the Nikola Technical Standards applied to our BEV and FCEV trucks:
•Electromagnetic Compatibility & Interference—performance requirements for the prevention and interference of electromagnetic radiation which may cause disturbances in the drivability of the vehicles and other vehicles in the area.
•Lane Departure Warning System—an Automatic Driver Assist System ("ADAS") requirement which provides warnings for the driver of an unintentional drift of the vehicle out of its travel lane.
•Automatic Emergency Braking System – an ADAS requirement which warns the driver of an emergent braking event and begins braking in these circumstances.
•Tire Pressure Monitoring System – an ADAS requirement for the monitoring of the tire pressure on all tires on the vehicle providing warning to the driver when the pressure is out of the acceptable range.
•Electric Vehicle Safety—performance and testing for high voltage safety requirements for BEVs during in-use and post-crash.

•Hydrogen Fuel Cell Vehicle Safety—performance and testing for hydrogen safety requirements for FCEV during in-use and post-crash.
Our BEV and FCEV trucks consist of many electronic and automated components and systems. Our vehicles are designed to comply with the ISO, Functional Safety for Road Vehicles Standard. This standard addresses the integration of electrical systems and software and identifies the possible hazards caused by malfunctioning behavior of the safety-related electrical or electronic systems, including the interaction of these systems.
EPA and CARB GHG Emissions & Agency Approvals
The U.S. Clean Air Act requires that we obtain a Certificate of Conformity for GHG issued by the EPA. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act's standards Recently, EPA finalized a Low NOx rule which has minimal effect on design and validation of our vehicles. However, EPA will release a proposed rule notice for GHG Phase 3. This rule is currently under final review, and is expected to affect Nikola as EPA wants to align with CARBs OMNIBUS rule for heavy duty vehicles. We have received a GHG Certificate of Conformity from EPA each model year since 2021.
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
CARB has implemented a Zero Emissions Powertrain rule in which manufacturers may optionally certify their powertrain. Beginning in 2023, vehicles are required to have an Executive Order for the powertrain in order to qualify for HVIP funding. Nikola received an Executive Order for both the BEV and FCEV since 2023.
CARB also implemented with the Zero Emission Powertrain rule the added GHG requirement to seek an Executive Order for an Enhanced Zero Emission Vehicle. Nikola received this Executive Order for both BEV and FCEV since 2023.
Battery Safety and Industry Standards
Our vehicles are designed to ISO standards and UN GTR 20 for electrically-propelled vehicles in vehicle operational safety specifications and connecting to an external power supply. Additionally, we are incorporating other ISO and Underwriters Laboratories ("UL") battery system standards in our vehicles.
Some of these standards include:
•Conductive Charging—for on board charge electromagnetic requirements;
•Battery Pack Enclosure Protection—degrees of protection of the electrical equipment within an enclosure from the effects due to the ingress of water; and
•Testing Lithium-ion Traction Battery Packs and Systems—safety performance requirements during a variety of testing, such as vibration, thermal cycling, external short circuit, over-charge, over-discharge, over-temperature, over-current and loss of thermal control.
Safety in Shipping
Our battery pack conforms with mandatory regulations governing the transport of "dangerous goods," which includes lithium-ion batteries that may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration ("PHMSA") are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped by ocean vessel, rail, truck, or by air.
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
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the internet at the SEC’s website at

www.sec.gov. Our SEC filings are also available free of charge on the Investors Overview page of our website at nikolamotor.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
We are an early stage company with a history of losses, expect to incur significant expenses and continuing losses for the foreseeable future, and there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next 12 months from the date of this report.
We incurred net losses of $966.3 million, $784.2 million and $690.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and have an accumulated deficit of approximately $3.1 billion from the inception of Nikola Corporation, a Delaware corporation, prior to the merger with VectoIQ, or Legacy Nikola, through December 31, 2023. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to generate significant margin from our trucks, which may not happen. We have determined under our ASC 205-40 analysis, there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Annual Report on Form 10-K.
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
We intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through an equity distribution agreement with Citigroup Global Markets Inc. ("Citi"), as sales agent, which was amended and restated in August 2023 (as amended and restated, the "Equity Distribution Agreement"), pursuant to which approximately $311.7 million was available as of January 30, 2024. However, the ability to access the Equity Distribution Agreement is dependent on the market price of our common stock and availability of sufficient authorized common stock, which cannot be assured, and the registration of shares to be sold under the Equity Distribution Agreement, and as a result cannot be included as a source of liquidity for our ASC 205-40 analysis.
Our potential future profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen station platform, which may not occur.
We expect the rate at which we will incur losses to be high in future periods as we:
•continue to validate and manufacture our trucks;
•continue to equip and tool our manufacturing plant in Arizona;
•build up inventories of materials and components for our trucks;
•service trucks subject to the recall campaign;
•manufacture an available inventory of our FCEV trucks;
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
We require significant capital to develop and grow our business. We expect to continue to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, leases, licenses, and sales and distribution expenses as we build our brand and market our trucks, and general and administrative expenses as we scale our operations. In addition, we expect to continue to incur significant costs in connection with our services, including building our hydrogen fueling stations and honoring our maintenance commitments. We have and expect to continue to incur significant costs related to the recall of our battery electric trucks. Our ability to become profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services, but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell, distribute and service our trucks and cost efficiently develop our hydrogen fueling stations, our margins, profitability and prospects would be materially and adversely affected.
We need to raise additional capital, which may not be available to us when we need it. If we cannot raise additional capital when needed, our operations and prospects will be negatively affected.
Our business is capital-intensive. We need to raise additional capital in the short- and long- term to operate our business, scale our manufacturing and roll out our hydrogen fueling stations, among other activities. We have and may continue to raise additional funds through the issuance of equity, equity-linked or debt securities, strategic partnerships, licensing arrangements, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles, build hydrogen fueling stations and undertake other business activities. We cannot be certain that additional funds will be available to us on a timely basis, in the amounts needed, on reasonable terms, or terms favorable to us, or at all. If we raise funds by issuing equity or equity-linked securities, dilution to our stockholders could result. Any equity or equity-linked securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations and may require us to pledge certain assets. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.
If we cannot raise additional funds when we need them, we may have to significantly reduce our spending, delay or cancel our planned business activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned. As a result, we may be forced to curtail or discontinue our operations, which could materially and adversely affect our financial condition, results of operations, business and prospects. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to the Equity Distribution Agreement, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We also need to increase our authorized common stock, which is subject to stockholder approval, and we may not be able to obtain such approval on a timely basis or at all. See “We may be unable to issue sufficient additional shares to operate our business, including pursuant to existing potential sources of capital, or strategic transactions, unless we obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of our common stock available for issuance.”
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
We may be unable to issue sufficient additional shares to operate our business, including pursuant to existing potential sources of capital, or strategic transactions, unless we obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of our common stock available for issuance.
We operate in a capital-intensive industry. We may not have sufficient unissued shares of common stock for future issuances to raise funds to execute our business plan, depending upon our stock price when funds are raised. Having additional authorized shares of common stock available is critical to our ability to run our business and our continued efforts to pursue our strategic goals and we will be limited by the number of shares available for future capital raising transactions, including pursuant to the Equity Distribution Agreement, agreements we may enter into in the future, or for business development transactions or acquisitions, unless we obtain stockholder approval of an amendment to our restated certificate of incorporation to increase the number of authorized shares of our common stock. We plan to solicit the approval of our stockholders to amend our restated certificate of incorporation to increase the number of authorized shares of our common stock at our annual meeting of stockholders in 2024, but have in the past encountered difficulties obtaining stockholder approval for similar proposals, and there can be no assurance that our stockholders will approve the amendment. A delay in securing, or a failure to secure, stockholder approval to amend our restated certificate of incorporation to increase our authorized common stock will adversely affect our ability to raise capital to operate our business, and would have a material adverse effect on our business, prospects, operations and financial condition.
Our future success is dependent upon the trucking market’s willingness to adopt FCEV and BEV trucks.
Our success is highly dependent upon the adoption by the trucking market of hydrogen fuel cell and electric trucks. If the market for our FCEV and BEV trucks does not develop at the rate or to the extent that we expect, our business, prospects, financial condition and operating results will be harmed. The market for hydrogen fuel cell and electric trucks is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors or potential competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.
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
Further, we sell our trucks to dealers in our network and rely on the dealers to sell them to end users. The end users of our trucks will need to continually assess their charging capacity and may need to build additional infrastructure prior to ordering or receiving trucks from dealers. In addition, dealers have and may continue to experience delays in receiving proceeds from the California HVIP, the NYTVIP, the NJZIP or other government incentive programs, which many of our dealers are leveraging for the first time. To qualify for HVIP, NYTVIP or NJZIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user. There can be no assurances that our FCEV or BEV trucks will continue to qualify for these or other incentive programs, or that HVIP, NYTVIP and NJZIP incentives will remain in effect. Any reduction, termination or failure to qualify for incentives, or any repeal of, or modification to, HVIP, NYTVIP or NJZIP incentives, would result in increased prices for our trucks, which would harm our business.
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
We may face legal challenges in one or more states attempting to sell directly to fleets or end users, which could materially and adversely affect our costs.
Our business plan includes the sale of vehicles to our authorized dealers, and potentially directly to fleets or end users. Most, if not all, states require a license to sell vehicles within the state. Many states prohibit manufacturers from directly selling vehicles to end users. In other states, manufacturers must operate a physical dealership within the state to deliver vehicles to end users. As a result, we may not be able to sell directly to end users in each state in the United States.
In many states, it is unclear if, as a manufacturer, we will be able to obtain permission to sell and deliver vehicles directly to end users. For end users located in states in which we are not allowed to sell or deliver vehicles, we will have to arrange alternate methods of delivery of vehicles. This could include selling to our dealers, who may subsequently sell to the end user, or delivering vehicles to adjacent or nearby states in which we are allowed to directly sell and ship vehicles, and arranging for the end user to transport the vehicles to their home states. These workarounds could add significant complexity, and as a result, costs, to our business.
We depend on our network of independent dealers for the sale of vehicles, face competition for dealers, and have little control over their activities.
Our primary sales conduit is expected to be through our dealer network. For the year ended December 31, 2023, we sold FCEV and BEV trucks to ten dealers, with four dealers individually representing sales in excess of 10% of total revenue. Although we continue to seek to broaden our user base in both quantity and type of truck end users, we may continue to be dependent on a small number of dealers for a significant portion of our sales. The loss of a significant dealer, or a significant reduction in sales to any such dealer, could have a material adverse effect on our financial condition and results of operations.
As we grow, particularly in new jurisdictions, we may need to expand our dealer network. We are subject to competition for the recruitment and retention of dealers from our competitors and we may not be able to recruit new or replacement dealers in the future. Most of our dealers are not restricted in their ability to work with our competitors and are not obligated to continue working with us. The departure of a significant number of our dealers for any reason, the failure to replace departing dealers in the event of such departures, or a substantial deterioration in the quality of our network of dealers could reduce our potential sales opportunities and could have a material adverse effect on our business, financial condition and results of operations.
Misconduct, noncompliance with applicable laws and regulations, fraud or other improper activities by our dealers' employees, affiliates or other representatives could have a significant negative impact on our business, investments and results of operations. Such misconduct could include failures to comply with federal employment laws and regulations, including consumer protection laws. Although we require applicable dealers to comply with laws and regulations which are standard in our industry, we do not control the dealers, nor can we guarantee their compliance with all such laws and regulations. Failure to comply with applicable laws or regulations or acts of fraud or misconduct by dealers could subject us to fines and penalties.
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
We have and may in the future incur significant expenses as a result of the regulatory and legal matters relating to the short-seller article and our founder and former executive chairman. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding.
Additionally, six putative class action lawsuits were filed against us and certain of our current and former officers and directors, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act, and, in one case, violations of the Unfair Competition Law under California law, alleging that Nikola and certain of our officers and directors made false and/or misleading statements in press releases and public filings regarding our business plan and prospects. These lawsuits have been consolidated. Separately, several purported Nikola stockholder derivative actions were filed in the United States District Court, against certain of our current and former directors, alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, and gross mismanagement, among other claims. We are unable to estimate the potential loss or range of loss, if any, associated with these lawsuits.
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
The recall was initiated following a battery pack thermal event that was preliminarily determined to be caused by a defect within components of the existing battery pack. In investigating the root causes of the thermal event, which is ongoing, it was discovered that additional process and design changes may be necessary and that cell-level issues may need to be addressed beyond the initially identified coolant manifold replacement. We determined that the battery packs in dealer and end user trucks at the time of the recall would be retrofit with battery packs from an alternative supplier. The battery replacement commenced in late 2023, and the first set of trucks are expected to be returned to customers starting late in the first quarter of 2024, pending supply chain or other issues, including the need for additional changes to the recalled trucks. There can be no guarantee as to when we will be able to repair the BEV trucks previously sold to our dealers, many of which they sold to their end-user customers, or our existing inventory of BEV trucks so that they may be sold or resume production of our BEV trucks. We accrued recall campaign costs of $65.8 million, of which $3.0 million has been incurred through December 31, 2023 for the BEV trucks that are expected to be returned to dealers and end users once the recall work is complete, and we reserved $45.7 million for BEV battery pack and other components deemed excess and obsolete. If costs related to these events are higher than we expect, if it takes longer to repair and return affected trucks, if the needed repairs are more extensive than we currently anticipate, or if we are unable to sell our existing inventory or resume production of our BEV trucks on a timely basis, our business, results of operations and financial condition may be adversely impacted.
Recalls have resulted in significant expenses and involved lawsuits and other regulatory actions, and diversion of management attention and other resources, any of which have adversely affected our brand, business and financial condition.
In the future, we may voluntarily or involuntarily initiate a recall if any of our vehicles or electric powertrain components (including the fuel cell or batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense, may involve lawsuits and other regulatory actions and diversion of management attention and other resources, which could adversely affect our brand image and reputation, as well as our business, prospects, financial condition and results of operations.
Our success will depend on our ability to economically manufacture our trucks at scale and establish hydrogen fueling ecosystem to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to end user fleets on schedule and at scale.
Our future business depends in large part on our ability to execute our plans to develop, manufacture, market and sell our FCEV and BEV trucks and to deploy the associated hydrogen fueling stations at sufficient capacity to meet the transportation demands of end users of our trucks.
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
•quality controls;
•the effects of our recall of our BEV trucks, including costs associated with repairs, loss of revenue reputational harm and legal proceedings;
•delays or disruptions in our supply chain, including ongoing supply constraints and shortages; and
•other delays and cost overruns.
We have limited manufacturing experience and no experience to date in high volume manufacturing of our trucks. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our trucks. Even if we are successful in developing our high volume manufacturing capability and processes and reliably source our component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of end users. Any failure to develop and maintain such manufacturing processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

We may experience significant delays in the design, validation, and manufacture of our trucks, which could harm our business and prospects.
Any delay in the financing, design, validation, and manufacture of our trucks could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, validation, manufacture and commercial release of new products. To the extent there are delays in the manufacturing of our FCEV trucks, our prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our vehicles, such as battery products. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
Increases in costs, disruption of supply or shortage of components and raw materials, could harm our business.
We have and may continue to experience increases in the cost or a sustained interruption in the supply or shortage of raw materials and components, including but not limited to battery cells and packs, semiconductors, integrated circuits, hydrogen tanks, and modular fuelers. Any such increase or supply interruption have and may in the future materially negatively impact our business, prospects, financial condition and operating results.
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
Any disruption in the supply of battery cells, semiconductors, or integrated circuits, has disrupted the production of our BEV trucks and may in the future, temporarily disrupt production of our BEV or FCEV trucks. For example, we have historically relied on a limited number of suppliers of battery products. The manufacturing process of battery products is complex, highly technical and can be affected by supply chain disruptions and component shortages. Separately, in 2023, one of our battery suppliers reorganized under Chapter 11 of the United States Bankruptcy Code, and is in the process of being sold to a buyer. We expect to continue sourcing battery products from this supplier while they undergo reorganization. However, we are looking to source from alternative suppliers as well. Battery products are critical to our ability to manufacture and service our BEV and FCEV trucks in the quantities and on the timeframes we expect. If we cannot manufacture sufficient quantities of battery-packs or source sufficient quantities from alternative manufacturers, we may experience delays in the manufacturing or servicing of our BEV and FCEV trucks. Our commercial production of FCEV trucks in 2023 was also affected by supply chain shortages, including shortages of hydrogen tanks, and these or other shortages have had and may continue to occur.
We rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our truck manufacturing plant consists of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fires, seismic activity and natural disasters. Should operational risks occur, they may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

If our manufacturing plant becomes inoperable, we will be unable to produce our trucks and our business will be harmed.
We produce all of our trucks at our manufacturing plant in Arizona. Our manufacturing plant and the equipment we use to manufacture our trucks would be costly to replace and could require substantial lead time to replace and qualify for use. Our manufacturing plant may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fires, extreme temperatures and power outages, or by health epidemics, such as the COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our trucks for some period of time. The inability to produce our trucks or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers, loss of revenue or harm to our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
Our business may be subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise while constructing or servicing a network of hydrogen fueling stations, and such risks may increase in the future as we expand the scope of such services.
We and our strategic partners expect to construct and service, or invest in the construction and servicing of, hydrogen fueling stations. We expect to undertake such construction or service with partners or contractors, which will require significant cash investments and may require us and our partners to acquire or lease suitable land, obtain licenses or permits, that may require compliance with additional rules, working conditions, wage requirements and other union requirements, adding costs and complexity to a construction project. Additionally, we and our partners have limited experience in the engineering, procurement, construction and operation of hydrogen fueling stations. If we and our partners are unable to provide timely, cost effective and quality construction-related services related to our hydrogen fueling stations, there could be material adverse effects on our business, prospects, financial condition and operating results.
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
While we or our partners construct hydrogen fueling stations, we are currently operating modular fueling stations at strategic locations to provide fueling needs to initial FCEV purchasers and demonstrations. However, these modular fueling stations are also subject to local laws and regulations, may not function as intended, may not produce sufficient quantity or be available at desired locations, in order to support the fueling needs of our customers.
We, our partners and other suppliers rely on complex technology to dispense hydrogen at hydrogen fueling stations, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We, our strategic partners and other suppliers rely on complex technology to dispense hydrogen at hydrogen fueling stations. Hydrogen dispensing technology is in the early stages and involves a significant degree of uncertainty and risk in terms of operational performance and costs. The dispensing technology will suffer non-performance or unexpected malfunctions given its maturity level and unproven uptime and will depend on repairs to resume operations, which will involve significant additional costs and may not be available or may not be available in a timely manner. Non-performance or malfunctions of the dispensing technology would significantly affect the intended operational efficiency of our or other suppliers' hydrogen fueling stations. The inability of customers to procure hydrogen from fueling stations due to non-performance or malfunctions of the dispensing technology would severely limit the use of their FCEV trucks and could have a material adverse effect on our business, prospects, financial condition or operating results.
We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling stations in sufficient volumes or at favorable prices, or at all.
As a key component of our business model, we intend to establish a series of hydrogen fueling stations. We expect that hydrogen fuel will be sourced by third-party providers or produced off-site and delivered to fueling stations. We have established hydrogen supply strategic partnerships intended to provide us with low carbon hydrogen. To the extent we are unable source hydrogen, unable to source hydrogen in sufficient volumes, or unable to obtain hydrogen at favorable prices, we may be unable to establish these fueling stations and severely limit the usefulness of our trucks, or, if we are still able to establish these stations, we may be forced to sell hydrogen at a loss in order to meet our commitments. We believe that the provision of hydrogen fueling stations will be a significant driver for purchases or leases of our trucks, and therefore, the failure to establish and roll out hydrogen fueling stations in accordance with our expectations would materially and adversely affect our business.
Reservations for our trucks are cancellable.
Reservations for our FCEV trucks are subject to cancellation by the fleet until the fleet enters into a lease agreement or, in the case of Anheuser-Busch LLC ("AB"), to the extent our trucks do not meet the vehicle specifications and delivery timelines specified in the contract with AB, as discussed further below. Because all of our reservations are cancellable, it is possible that a significant number of end users who submitted reservations for our trucks may cancel those reservations.
Given the anticipated lead times between reservation and delivery of our trucks, there is a heightened risk that fleets that have made reservations may not ultimately take delivery of vehicles due to potential changes in their preferences, timing of deliveries, cost, competitive developments and other factors. As a result, no assurance can be made that reservations will not be cancelled, or that reservations will ultimately result in the purchase or lease of a vehicle. Any cancellations could harm our financial condition, business, prospects and operating results.
While we currently have a contract with AB to lease up to 800 long-haul sleeper cab FCEV trucks, if we are unable to deliver our trucks according to the vehicle specifications and delivery timelines set forth in the contract, AB has the right to cancel its order for trucks. Moreover, the AB contract specifies lease terms and rental rates that may be difficult for us to meet or arrange to be met by a financing institution, depending on our ability to develop our trucks and hydrogen fueling network according to current design parameters and cost estimates. Any of these adverse events related to the AB order could harm our financial condition, business, prospects and operating results.
We may offer leasing options or other alternative structures to customers which would expose us to credit risk.
While we may offer leasing options of our trucks or other alternative structures to potential customers through a third-party financing partner, we can provide no assurance that a third-party financing partner would be able or willing to provide the leasing services on terms that we have stated in our published materials, or provide financing at all. Furthermore, offering a leasing alternative directly to fleets will expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the counterparty to fulfill their contractual obligations when they become due. Competitive pressure and challenging markets may increase credit risk through leases to financially weak customers, extended payment terms and leases into new and immature markets. This could have a material adverse effect on our business, prospects, financial results and results of operations.
We face significant barriers to produce our trucks, and if we cannot successfully overcome those barriers, our business will be negatively impacted.
The trucking industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image and the need to establish sales, leasing, fueling and service locations. In addition, our trucks are based on a different technology platform and powered with alternative fuel and electric sources. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.
If our trucks fail to perform as expected, our ability to develop, market and sell or lease our alternative fuel and electric trucks could be harmed.
Our trucks have and may in the future contain defects in design and manufacture that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our trucks upon which our business prospects depend. For example, our trucks use a substantial amount of software to operate which require modification and updates over the life of the vehicle. Software products are inherently complex and often contain defects and errors when first introduced. Our trucks also include components made by third parties. Such components have and may in the future contain defects, and require that we replace affected parts.
There can be no assurance that we will be able to detect and fix any defects in the trucks’ hardware or software prior to commencing sales. We announced a recall of our BEV trucks in August 2023 and may in the future experience recalls, which had and may continue to adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations. Our trucks may not perform consistent with end users’ expectations or consistent with other vehicles which may become available. Any additional product defects or any other failure of our trucks to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.
Insufficient warranty reserves to cover warranty claims could materially and adversely affect our business, prospects, financial condition and operating results.
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
We face intense competition as a provider of FCEV and BEV Class 8 trucks, which competition could have an adverse effect on our business.
We face intense competition in FCEV and BEV Class 8 trucks, including from companies in our target markets with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, greater brand recognition and a larger number of managerial and technical personnel. If competitors' trucks are brought to market before our trucks or are viewed as superior to or more reliable than our trucks, we may experience a reduction in potential market share.
Many of our current and potential competitors, particularly international competitors, have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products.
We compete in a rapidly evolving and highly competitive industry, and a number of private and public companies have announced plans to offer or are offering FCEV and/or BEV trucks, including, but not limited to, companies such as Daimler, Volvo, Tesla, BYD, Peterbilt, XOS, Lion, Hyundai, Toyota, and others. Based on publicly available information, a number of these competitors have displayed prototype trucks and have announced target availability and production timelines, while others have launched pilot programs in some markets. In addition, we are aware that one potential competitor, BYD, is currently manufacturing and selling a Class 8 BEV truck. While some competitors may choose to offer BEV trucks, others such as Hyundai and Toyota have announced they plan to offer FCEV trucks and invest in hydrogen stations for refueling. In addition, our principal competition for our trucks are manufacturers of trucks with internal combustion engines powered by diesel fuel.
We expect competition in our industry to intensify in the future in light of increased demand and regulatory push for alternative fuel and electric vehicles. We cannot provide assurances that our trucks will be among the first to market, or that competitors will not build hydrogen fueling stations that provide fueling at competitive locations and prices. Even if our trucks are among the first to market, we cannot ensure that fleets will choose our vehicles over those of our competitors, or over diesel powered trucks.
Developments in alternative technology improvements in the internal combustion engine may adversely affect the demand for our trucks.
Significant developments in alternative technologies, such as advanced diesel, ethanol, or compressed natural gas or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Other fuels or sources of energy may emerge as fleets’ preferred alternative to our truck platform. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and electric trucks, which could result in the loss of competitiveness of our trucks, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, we plan to upgrade or adapt our trucks and introduce new models in order to continue to provide trucks with the latest technology, in particular battery cell technology.
We have limited experience servicing or repairing our vehicles. If we are unable to address the service requirements of end users, our business will be materially and adversely affected.
Because we recently started commercial production, we have limited experience servicing or repairing our vehicles. Servicing alternative fuel and electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We utilize our dealer network and may decide to partner with a third party to perform some or all of the maintenance on our trucks, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. If we are unable to successfully address the service requirements of end users, our business and prospects will be materially and adversely affected.

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
We have entered into collaborations and have announced planned collaborations with various parties, including with respect to hydrogen production and sourcing, providing service and maintenance and deployment of hydrogen fueling stations. Discussions with our strategic partners are ongoing, a number of collaborations are subject to the parties’ entry into definitive documentation, and terms of the agreements are subject to change. Consequently, there can be no assurance that we will enter into agreements on the terms initially contemplated, if at all, or that our agreements with our strategic partners will remain in place. For example, we sold assets related to the development of a hydrogen production hub to FFI Phoenix Hub Holdings, LLC, a wholly-owned subsidiary of Fortescue Future Industries ("FFI") in July 2023 and in February 2024, and are currently negotiating an agreement with FFI for potential offtake of hydrogen produced at the hub.
Collaboration with third parties is subject to risks with respect to operations that are outside our control. We could experience delays if our partners do not meet agreed upon timelines or experience capacity constraints. There are risks of potential disputes, disagreements or fallouts with partners and failure to perform under contracts or enforce contracts against the other party, and/or the potential terminations, or non-renewals, of such contracts, and the supply of hydrogen could be disrupted as a result. We may not be able to realize business or financial benefits of our strategic collaborations. We could be affected by adverse publicity related to our partners, whether or not such publicity is related to their collaboration with us, or adverse publicity related to our relationships with our partners. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our partners’ products or by termination of our agreements with our partners. In addition, in situations where we rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards. In addition, our share of the earnings or losses of a collaborator may adversely affect our financial results, depending on the nature of the collaboration, including the discontinuation thereof.
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
To finance any acquisitions, we have in the past and may in the future choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. In addition, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.
We acquired Romeo Power, Inc. ("Romeo") in October 2022. On June 30, 2023, pursuant to a general assignment (the “Assignment”), we transferred ownership of all of Romeo’s right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions (collectively, the “Assets”) to SG Service Co., LLC, in its sole and limited capacity as Assignee for the Benefit of Creditors of Romeo (“Assignee”), and also designated Assignee to act as the assignee for the benefit of creditors of Romeo, such that, as of June 30, 2023, Assignee succeeded to all of Romeo’s right, title and interest in and to the Assets.
We have incurred losses as a result of the Assignment. For example, we recognized a loss of $24.9 million which is recorded in loss from deconsolidation of discontinued operations in the consolidated statements of operations for the year ended December 31, 2023. The carrying values of the assets and liabilities of Romeo were removed from the consolidated balance sheets as of June 30, 2023. See Note 11, Deconsolidation of Subsidiary, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
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
We may not be able to consume minimum commitments under our “take or pay” agreements, which may have a material adverse impact on our earnings.
We have entered into agreements with certain suppliers of hydrogen that include “take or pay” terms. Take or pay terms obligate us to purchase a minimum quantity of hydrogen within certain time periods or make specified payments in lieu of such purchase. If we fail to secure adequate demand for hydrogen, we may not be able to consume minimum commitments under these take or pay contracts, requiring payments to suppliers, which may have a material adverse impact on our business, financial condition and results of operations.
We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our vehicles at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.
While we seek to obtain components from multiple sources whenever possible, many of the components used in our vehicles are or will be purchased by us from a single source, especially with respect to hydrogen fuel cells and batteries. We refer to these component suppliers as our single source suppliers. For example, we entered into an agreement with Robert Bosch LLC ("Bosch"), whereby we committed to purchase certain component requirements for fuel cell power modules from Bosch beginning on June 1, 2023 until December 31, 2030. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us or that meet our requirements.
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
Our vehicles' estimated range may not be achievable based on various external conditions, which may negatively influence potential end users' decisions whether to purchase our trucks.
We estimate the range of our Tre FCEV and Tre BEV vehicles to be up to 500 and 330 miles, respectively, before needing to recharge or refuel, depending on the type of vehicle. Actual range will vary depending on conditions such as external environment, average speed, number of stops, grade of routes, gross combined weight, trailer type, and driver behavior, among others. Range specifications are subject to change. The perceived lack of sufficient range may negatively affect potential end users' decisions to buy or lease our trucks.
The battery efficiency of electric trucks and fuel cell efficiency of FCEV trucks will decline over time, which may negatively influence potential end users’ decisions whether to purchase our trucks.
Our vehicles' range will decline over time as the battery or fuel cell, as applicable, deteriorates. Other factors such as usage, time and stress patterns may also impact the ability to hold a charge, which would decrease our trucks’ range. Such deterioration and the related decrease in range may negatively influence potential end user decisions to purchase our trucks.
Our trucks make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
The battery packs within our trucks make use of lithium-ion cells. Lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. For example, we announced a recall of our BEV trucks in August 2023 as a result of preliminary results of our battery pack thermal event investigations. The investigation was in response to a thermal event caused by a battery pack defect. Subsequent thermal events have also occurred. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our trucks, could seriously harm our business and prospects.
In addition, we store a significant number of lithium-ion cells at our facility. Any mishandling of battery cells may cause disruption to the operation of our facility. While we have implemented safety procedures related to the handling of the cells, a safety issue or fire related to the cells could disrupt our operations. Any related damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.
We may face challenges related to perceptions of safety for commercial electric vehicles, especially if adverse events or accidents occur that are linked to the quality or safety of commercial electric vehicles.
An accident or safety incident involving one of our trucks may expose us to significant liability and a public perception that our trucks are unsafe or unreliable. For example, in June 2023, a fire started in one of our BEV trucks at our headquarters, which spread to other trucks parked nearby. As a result of the fire, all of the trucks affected became inoperable, and subsequent fires have occurred. Any accident or safety incident involving one of our trucks, even if fully insured, could harm our reputation and result in a loss of future demand if it creates a public perception that our trucks are unsafe or unreliable as compared to those offered by other manufacturers or other means of transportation. As a result, any accident or safety incident involving our trucks, or commercial electric vehicles of our competitors could directly or indirectly materially and adversely affect our business, prospects, financial condition, and operating results.
Any unauthorized control or manipulation of our vehicles’ systems could result in loss of confidence in us and our vehicles and harm our business.
Our trucks contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our trucks and related systems. However, bad actors may attempt to gain unauthorized access to modify, alter and use such networks, trucks and systems to gain control of or to change our trucks’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the truck. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our trucks or their systems, or any unauthorized access to or loss of end user data, could result in risks to end users or failure of our systems, any of which could result in interruptions in our business, legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our trucks, systems or data, as well as other factors that may result in the perception that our trucks, systems or data are capable of being hacked could negatively affect our brand and harm our business, prospects, financial condition and operating results.
Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.
We outfit our trucks with in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems may be vulnerable to damage or interruption from, among others, fire, terrorist attacks, attacks by computer hackers or other cybersecurity risks, natural disasters, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Our data centers could also be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our data centers could result in lengthy interruptions in our service. In addition, our trucks are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.

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
To the extent laws change, our trucks may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.
We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in operating our manufacturing facilities.
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
In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information from our customers, truck end users, employees and third parties with whom we conduct business, including names, accounts, user IDs and passwords, and payment or transaction related information. Additionally, we use our trucks’ electronic systems to log information about each vehicle’s use in order to aid us in vehicle diagnostics, repair and maintenance. End users may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Possession and use of end users’ information in conducting our business may subject us to legislative and regulatory burdens that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. Non-compliance or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand. We are subject to or affected by a number of federal, state, and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.
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
Specifically, the CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California consumers. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California consumers with new privacy-related disclosures and new ways to opt-out of certain uses and disclosures of personal information. As we expand our operations, particularly in California, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act ("CPRA") significantly modifies the CCPA, including by expanding California consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
Other states have begun to propose similar laws. Compliance with applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations, which could cause us to incur substantial costs or require us to change our business practices, including our data management practices, in a manner adverse to our business. In particular, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. Failure to comply with applicable laws or regulations or to secure personal information could result in investigations, enforcement actions and other proceedings against us, which could result in substantial fines, damages and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits.
We post publicly privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information. Although we endeavor to comply with our policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, vendors or other third parties fail to comply with our policies and documentation. Such failures could carry similar consequences or subject us to potential local, state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers or truck end users may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers and truck end users losing confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any of the foregoing could materially and adversely affect our business, prospects, operating results and financial condition.
We face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.
We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. Although our operations are currently focused in the U.S., we also have international operations and subsidiaries in Germany and Canada that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Additionally, as part of our growth strategy, we intend to expand our truck sales, hydrogen supply, truck maintenance and repair services in North America. However, we have limited experience selling and servicing our vehicles in North America, and no experience to date selling and servicing our vehicles outside of the United States and Canada, and such expansion may require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our alternative fuel and electric trucks and require significant management attention. These risks include:
•conforming our trucks to various international law and regulatory requirements where our trucks are sold, or homologation;
•development and construction of our hydrogen fueling network;
•difficulty in staffing and managing foreign operations;
•difficulties attracting customers and fleets in new jurisdictions;
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
•political instability, natural disasters, war or events of terrorism, including the current conflict involving Ukraine and Russia and in the Middle East; and
•the strength of international economies.
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
In addition, it is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock and equity-linked securities) will cause us to undergo one or more additional ownership changes. In that event, we may not be able to use our net operating losses from periods prior to this ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383.
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
Difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence due to the acceleration of inflation in the U.S. and the COVID-19 pandemic, as well as reduced spending by businesses, adversely affected the demand for our trucks. Under difficult economic conditions, potential purchasers may seek to reduce spending by forgoing our trucks for other traditional options, and cancel reservations for our trucks. In addition, in this inflationary environment, end users were less likely to invest time and resources in considering alternative charging infrastructure, which affected demand for our trucks. Decreased demand for our trucks negatively affects our business.
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
Additionally, while the IRA includes certain federal tax credits and other incentives for alternative energy production and alternative fuel, there is no guarantee these programs will be renewed or extended in the future or that we, our customers, our dealers, or their retail customers will qualify for the tax credits or incentives. If the IRA’s tax credits and incentives for our trucks are not available to us or truck purchasers in the future, our business, financial viability and prospects could be adversely affected. The IRA, when combined with other state-based incentives, such as HVIP or NYTVIP incentives, could reduce the overall cost of our truck and the fueling thereof, but the repeal or modification of such incentives could discourage potential purchasers from acquiring our trucks. These and other changes to tax laws and regulations, or interpretation thereof, in the United States or other tax jurisdictions in which we do business, could adversely impact our business, financial condition, and results of operations.
We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply.
We have received and expect to continue applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies, as well as the sale of hydrogen. We are initially focusing our efforts in California in part because of the incentives that are available. For example, in 2023, the CTC awarded us a $41.9 million grant under the Trade Corridor Enhancement Program ("TCEP") to build up to six heavy-duty hydrogen refueling stations across Southern California, subject to compliance with follow on requirements, including timing and completion of certain milestones. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs, approval of our applications to participate in such programs, and in certain instances, compliance with ongoing requirements. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any additional grants, loans and other incentives or achieving the follow on requirements to receive funding of grants awarded. If we are not successful in obtaining any of these incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially and adversely affected.

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
The evolution of the regulatory framework for autonomous vehicles is outside of our control and we cannot guarantee that our trucks will achieve the requisite level of autonomy to enable driverless systems.
There are currently no federal U.S. regulations pertaining to the safety of self-driving vehicles. However, the National Highway Traffic and Safety Administration has established recommended guidelines. Certain states have legal restrictions on self-driving vehicles, and many other states are considering them. This patchwork increases the difficulty in legal compliance for our vehicles should we deploy autonomous driving features. Self-driving laws and regulations are expected to continue to evolve and may restrict autonomous driving features that we may deploy.
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
Significant negative publicity has adversely affected our brand and reputation and our stock price. Negative publicity has and may in the future give rise to litigation and/or governmental investigations. Unfavorable publicity relating to us or those affiliated with us, including our former executive chairman and our vehicle recall in August 2023, has and may in the future adversely affect public perception of the company. Adverse publicity and its effect on overall public perceptions of our brand, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.
The negative publicity has made it more difficult for us to attract and retain employees, partners, customers, and end users, reduced confidence in our products and services, harmed investor confidence and the market price of our common stock, invited legislative and regulatory scrutiny and resulted in litigation and governmental investigations and penalties. As a result, customers, potential customers, end users, potential end users, partners and potential partners have failed to award us additional business, cancelled or sought to cancel existing contracts or otherwise, or direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Legal Proceedings in Note 14, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.
The successful rehabilitation of our brand will depend largely on regaining a good reputation, meeting business milestones, satisfying the requirements of customers and end users, meeting our fueling commitments, maintaining a high quality of service, improving our compliance programs and continuing our marketing and public relations efforts. Expenses related to our brand promotion, reputation building, and media strategies have been significant and our efforts may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully rehabilitate our brand in the current or future competitive environment or if events similar to the negative publicity occur in the future, our brand and reputation would be further damaged and our business may suffer.
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
Social media platforms present risks and challenges that have resulted, and may in the future result in damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. Our internal policies and procedures regarding social media have not been, and may not in the future, be effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. The use of such platforms by our former officers and employees has adversely impacted, and could in the future adversely impact, our costs, and our brand and reputation, and has resulted, and could in the future result in the disclosure of confidential information, litigation and regulatory inquiries. Any such litigation or regulatory inquiries may result in significant penalties and other restrictive sanctions and adverse consequences. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers, end users, and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them. We are currently party to litigation and regulatory proceedings related in part to social media statements. See Legal Proceedings in Note 14, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.
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
As of December 31, 2023, $123.5 million, $11.5 million, and $21.6 million in aggregate principal amount of our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes, respectively, were outstanding. The terms of our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes allow us to issue additional June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes, respectively, in lieu of paying cash interest thereon.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes, 8.25% Convertible Notes or any future indebtedness we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. While, in lieu of paying cash interest on our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes, we may elect to pay interest in kind, that election will increase the aggregate principal amount of those notes and in the case of our June 2022 Toggle Convertible Notes, could result in a further dilutive issuance of shares of our common stock if such notes are converted. Our business has not and may not in the future generate cash flow from operations sufficient to service our debt and make necessary capital expenditures, or repay our outstanding indebtedness. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may incur a substantial amount of debt or take other actions which would intensify the risks discussed above, and significant indebtedness may prevent us from taking actions that we would otherwise consider to be in our best interests.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The indentures governing our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes do not restrict us from incurring any unsecured debt; however, the indentures governing our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes allow us to incur secured debt of up to $500.0 million.
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
Holders of our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change or a change of control transaction as defined in those notes at a repurchase price equal to 100% of the capitalized principal amount of the notes to be repurchased, in the case of a fundamental change, or 130% of the capitalized principal amount of the notes to be repurchased, in the case of a change in control transaction, plus accrued and unpaid interest, if any. Holders of 8.25% Convertible Notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change or a change of control transaction as defined in those notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased in the case of a fundamental change plus accrued and unpaid interest, if any. In addition, upon conversion of our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. In addition, upon conversion of our 8.25% Convertible Notes, we will be required to deliver to the converting holder in cash a coupon make-whole premium in an amount equal to the present value of all regularly scheduled payments of interest due on each interest payment date of such notes until the maturity date thereof discounted based on United States treasuries plus 50 basis points. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes, or to pay cash upon conversions of such notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes at a time when the repurchase is required by the indenture that governs such notes or to pay any cash payable on future conversions of such notes as required by the indenture that governs such notes would constitute a default under such indenture. A default under any such indenture or the occurrence of the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase such notes or make cash payments upon conversions of such notes.
The conditional conversion feature of our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of each of our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes is triggered, holders of such notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert such notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert such notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We identified a material weakness in our internal control over financial reporting, and have identified other material weaknesses in the past. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results.
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
In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2023, we did not maintain effective internal control over financial reporting because of a material weakness associated with ineffective information technology general controls ("ITGCs"), in the areas of user access and change management for the IT systems that support our financial reporting processes. We believe that these control deficiencies were a result of insufficient training of personnel on the operation and importance of ITGCs and inadequate risk-assessment processes resulting in failure to identify and assess risks in IT environments that could impact internal control over financial reporting. Management also deemed ineffective certain automated and manual business process controls that are dependent on the affected ITGCs, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT system.
The material weakness for ITGCs was first identified in 2022. With the oversight of senior management and our audit committee, we have identified controls and implemented our remediation plan to address the material weakness related to our

ITGCs mentioned above. During the year ended December 31, 2023, we have completed the following remedial actions related to this material weakness:
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
•Developed a training program to address ITGCs and policies, including (i) educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (ii) developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes; and (iii) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and
•Implemented enhanced system capabilities and business processes to manage and monitor key elements of the control framework. This includes segregation of duties, elevated user access review, change management, user provisioning and deprovisioning, and user access reviews.
We believe the measures described above will remediate the material weakness and strengthen our internal control over financial reporting. However, this material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. Our implementation of the measures described above occurred through the end of 2023, and as a result, there was not a sufficient period of time for the controls to be operating or tested to conclude a full assessment of their effectiveness. Although we have improved our controls intended to remediate this material weakness, we cannot be certain as to when or if remediation will be complete. Further, remediation efforts place a significant burden on management and add increased pressure to our financial and IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A. Controls and Procedures of this Annual Report on Form 10-K.
We have also identified other material weaknesses in the past including, most recently in connection with the review of our unaudited consolidated financial statements for the three months ended September 30, 2023. That material weakness was a result of certain control deficiencies related to the precision of our review for the valuation and remeasurement of the embedded derivative liability of our Toggle Convertible Notes as of June 30, 2023 and September 30, 2023, and was remediated in 2023.
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
Furthermore, short squeeze and/or other focused trading activity stemming from negative sentiment across our retail investor base could result in declines in the market price of our common stock such that our eligibility to remain listed on Nasdaq may be adversely impacted, which could impair our ability to access the capital markets and otherwise raise capital in the future. See “General Risk Factors—If we fail to satisfy all applicable Nasdaq continued listing requirements, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.”
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
•our ability to increase our authorized common stock;
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
•recalls, including our BEV truck recall;
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
In addition, the stock market in general, and The Nasdaq Stock Market in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.
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
Our common stock is currently listed on Nasdaq, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements, and a $1.00 minimum closing bid price requirement. On January 19, 2024, we received a notice from Nasdaq that we were not in compliance with the minimum bid price requirement set forth in Rule 5450(a)(1) of the Nasdaq listing rules for continued listing on Nasdaq. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days within 180 days of the notice date, or by July 17, 2024, which may be extended if certain conditions are met. If we do not regain compliance with the minimum bid price requirement, or if we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. Delisting would have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, end users, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations. In addition, delisting would constitute a fundamental change under the indentures that govern our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes which could result in our being required to repurchase such notes. See "Risks Related to Our Convertible Indebtedness - We may not have the ability to raise the funds necessary to settle conversions of convertible notes in cash or to repurchase the notes upon a fundamental change or change in control transaction, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes".

If we are unable to attract and retain key employees and hire qualified management, technical and engineering personnel, our ability to compete could be harmed.
Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. For example, we have experienced a number of changes in management in the past few years.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Approach and Integration
We have implemented processes and controls for identifying, monitoring, assessing, mitigating, and managing potential risks including unauthorized access to our computer networks, applications and systems. These processes and controls include a wide variety of mechanisms and methods that are designed to prevent, detect, or mitigate data loss, theft, misuse or unauthorized access. Our cybersecurity risk mitigation program is integrated into our overall risk management program and includes, but is not limited to, conducting end-user training campaigns to spread awareness, training our employees on security fundamentals, application security assessments, risk scores, security audits, and change review boards. Additionally, we use processes to identify and oversee risks from cybersecurity threats associated with our use of third-party technology and systems, including the use of monitoring and logging inherent in those systems or applications.
Our data includes confidential, proprietary, and business information that we collect, process and store. When incidents are detected, we utilize internal and external systems, processes and applications that are designed to reduce the impact of a security incident. We also maintain incident response plans to be utilized when incidents are detected.
Governance
Our security team, led by our Global Head of Information Technology, is responsible for implementing and maintaining centralized cybersecurity and data protection practices, as well as overall management of material risk. Reporting to our Global Head of Information Technology are a number of experienced technical managers and team leads responsible for various parts of our IT infrastructure and operations, each of whom is supported by a team of trained cybersecurity, infrastructure and network professionals. In addition to our in-house cybersecurity capabilities, we also engage external partners to assist with assessing, identifying, and managing cybersecurity risks and supplement or enhance our team capabilities.
The Global Head of Information Technology provides regular updates to the audit committee of our board of directors regarding potential risks and recommendations for mitigation. Our Security Committee oversees the incident response procedure for any significant cybersecurity incidents.
Engagement with third-party experts
We partner with third-party security vendors to conduct our security assessments, penetration testing, security audits and ongoing risk assessments on a regular frequency. Our security vendors also assist with cyber defense capabilities and transformation to mitigate associated threats, reduce risk, enhance our cybersecurity posture, and meet our evolving needs.

Item 2. Properties
We lease our headquarters facility located in Phoenix, Arizona, which consists of more than 150,000 square feet. We also lease office space adjacent to our Phoenix headquarters.
In addition, we lease an approximately 400-acre parcel of real property in Coolidge, Arizona, where we have constructed our manufacturing facility that we will continue to scale and expand.
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
Holders
As of February 26, 2024, there were 160 holders of record of our common stock and 17 holders of record of our warrants. This number excludes holders whose stock or warrant is held in "street name" by brokers.
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
The graph below indicates our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Clean Edge Green Energy index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023.
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
Overview
We are a technology innovator and integrator, working to decarbonize the trucking industry by developing innovative energy and transportation solutions. We are pioneering a business model that will enable fleets and end users to integrate next-generation truck technology, hydrogen refueling infrastructure, EV charging solutions, and related maintenance. By creating this ecosystem, we and our strategic business partners and suppliers hope to build a long-term competitive advantage for clean technology vehicles and next-generation fueling solutions.
Our expertise lies in design, innovation, and software and engineering. We assemble, integrate, and commission our vehicles in collaboration with our business partners and suppliers. Our approach is to leverage strategic partnerships to help lower cost, increase capital efficiency and increase speed to market.
We operate in two business units: Truck and Energy. The Truck business unit is commercializing FCEV and BEV Class 8 trucks that provide or are intended to provide environmentally friendly, cost-effective solutions to the short, medium and long haul trucking sectors. The Energy business unit is developing hydrogen fueling infrastructure to support our FCEV trucks.
We commenced commercial production of the Tre BEV in the first quarter of 2022 and commenced commercial production of the Tre FCEV in the third quarter of 2023, both at our manufacturing facility in Coolidge, Arizona.
In January 2023, we announced our new global brand, HYLA, to encompass our energy products for procuring, distributing, and dispensing hydrogen to fuel our trucks. We expect to leverage multiple ownership structures where we either fully or partially own, or do not own, hydrogen production assets. In cases where we are able to source hydrogen supply, without ownership of hydrogen production assets, we expect to enter into long-term supply contracts where our costs and surety of supply are well-defined.
We intend to continue to develop our business, which includes the following ongoing activities:
•commercialize our heavy-duty trucks and other products;
•expand and maintain manufacturing facilities and equipment;
•invest in servicing our vehicles under warranty including repairs and service parts;
•develop, deploy, and maintain hydrogen fueling infrastructure;
•continue to invest in our technology;
•invest in marketing and advertising, sales, and distribution infrastructure for our products and services;
•maintain and improve our operational, financial and management information systems;
•hire and retain personnel;
•obtain, maintain, expand, and protect our intellectual property portfolio; and
•operate as a public company.
Comparability of Financial Information
On June 30, 2023, we completed the Assignment of Romeo, which was previously consolidated in our financial statements from the date of acquisition, October 14, 2022. The operating results of Romeo are reported in discontinued operations for the years ended December 31, 2023 and 2022. Our results for the periods presented, as discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, include only results from continuing operations and exclude results related to our discontinued operation.

Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in the section entitled "Risk Factors."
We require substantial additional capital to manufacture and validate our products and services and fund operations for the foreseeable future. Until we can generate sufficient revenue and positive gross margins, we expect to finance our operations through a combination of existing cash on hand, sales of stock, debt financings, strategic partnerships, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development and validation efforts, demand for our trucks and expense levels, among other things.
Truck Production and Shipments
We started serial production at our manufacturing facility in March 2022 and began sales of Tre BEV trucks in the second quarter of 2022. During the second half of 2023, production and shipment of the Tre BEV was suspended due to the voluntary recall of BEV trucks initiated during the third quarter of 2023. In response to the voluntary recall, we have placed a temporary hold on all new BEV truck shipments.
The recall was initiated in response to investigations prompted by a battery pack thermal event. To minimize vehicle downtime and maximize end user safety and satisfaction, the battery packs in trucks owned by dealers and their retail customers are being retrofit with battery packs from an alternative supplier. We accrued recall campaign costs of $65.8 million for the BEV trucks that are expected to be returned to dealers and their customers once the recall is complete, of which $3.0 million has been incurred through December 31, 2023. The battery replacement commenced in late 2023, with the first set of trucks expected to be returned to fleets starting late in the first quarter of 2024, pending supply chain or other issues.
As of December 31, 2023, all BEV truck inventory was classified as work in process inventory as we are retrofitting the BEV inventory with alternative battery packs.
The following is a summary of the number of Tre BEV trucks produced and shipped since we commenced commercial production:

Tre BEVs	Q1 2022	Q2 2022	Q3 2022	Q4 2022	YTD 2022
Produced	N/A	50	75	133	258
Shipped	N/A	48	63	20	131

Tre BEVs	Q1 2023	Q2 2023	Q3 2023	Q4 2023	YTD 2023
Produced	63	33	N/A	N/A	96
Shipped	31	45	3	N/A	79
During the second quarter of 2023, we transitioned the manufacturing line to a mixed model production line in preparation for the commencement of commercial production of the FCEV starting on July 31, 2023.
The following is a summary of the number of Tre FCEV trucks produced and shipped since we commenced commercial production:

FCEVs	Q3 2023	Q4 2023	YTD 2023
Produced	—	42	42
Shipped	—	35	35
As of December 31, 2023, we had no FCEV trucks in finished goods inventory. Among the seven trucks produced but not shipped, three are being used in an extended field test with a fleet partner, two are in continued validation and engineering and two are being used for service training/fleet demos.
The hydrogen fuel cell vehicle market and hydrogen infrastructure are early stage markets. As a result, we have and may continue to experience production shortages as a result of new technology supply chain challenges, including but not limited to supply chain shortages we experienced in 2023 with respect to hydrogen tanks and modular fuelers. Additionally, we may experience delays in deliveries of FCEV trucks due to lack of hydrogen infrastructure or supply for end users.

Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in the accompanying audited consolidated financial statements for more information.
Components of Results of Operations
Revenues
Truck sales: During the years ended December 31, 2023 and 2022, our truck sales were derived from deliveries of our Tre FCEV and Tre BEV trucks to dealers.
Service and other: During the years ended December 31, 2023 and 2022, service and other revenues included sales from delivered MCTs and other charging products to dealers and fleet customers, hydrogen sales, and service parts and labor.
Cost of Revenues
Truck sales: Cost of revenues includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our manufacturing facility, freight and duty costs, reserves for estimated warranty expenses including recall campaigns, and inventory write-downs.
Service and other: Cost of revenues relate primarily to direct materials, labor, outsourced manufacturing services and fulfillment costs for the sale of MCTs and other charging products, hydrogen, and service parts and labor.
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
•Depreciation for prototyping equipment and R&D facilities; and
•Expenses related to operating the manufacturing facility until the start of commercial production. With the start of commercial production of the Tre BEV in 2022 and Tre FCEV in 2023, manufacturing costs, including labor and overhead, as well as inventory-related expenses related to our trucks, and related facility costs, are no longer recorded in research and development but are reflected in cost of revenues.
During the years ended December 31, 2023, 2022, and 2021, our research and development expenses were primarily incurred in connection with the development of the BEV and FCEV trucks.
As a part of an in-kind investment, Iveco agreed to provide us with $100.0 million in advisory services (based on pre-negotiated hourly rates), including project coordination, drawings, documentation support, engineering support, vehicle integration, and product validation support. During the year ended December 31, 2021, we utilized $46.3 million of advisory services which were recorded as research and development expense. As of December 31, 2021, the full amount of advisory services had been consumed.
Our research and development costs have decreased and are expected to remain relatively stable as we have commenced commercial production of the Tre BEV and Tre FCEV. We will continue to incur research and development expenses for personnel and outside development.
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

We expect our selling, general, and administrative expenses to decrease as we continue to stay focused on right-scaling the business and implement cost-cutting programs to enable cash preservation.
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
Loss on Debt Extinguishment
Loss on debt extinguishment includes the loss on exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million April 2023 Toggle Convertible Notes. Additionally, loss on debt extinguishment includes losses incurred on conversions of the 8.25% Convertible Notes. Losses were calculated as the difference between the carrying value of notes extinguished and the fair value of the notes or consideration issued as of the exchange or upon conversion, as applicable.
Other Income (Expense), net
Other income (expense), net consists primarily of other miscellaneous non-operating items, such as government grants, subsidies, merchandising, revaluation gains and losses on derivative assets and liabilities and other instruments recognized at fair value, foreign currency gains and losses, and unrealized gains and losses on investments.
Income Tax Expense
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against U.S. and state deferred tax assets. Cash paid for income taxes, net of refunds during the years ended December 31, 2023, 2022, and 2021 were not material.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates consists of our net portion of gains and losses from equity method investments, primarily Nikola Iveco Europe GmbH through the date of divestiture on June 29, 2023.

Results of Operations
Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022
The following table sets forth our historical operating results for the periods indicated:

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$30,061	$45,931	$(15,870)	(35)%
Service and other	5,778	3,794	1,984	52%
Total revenues	35,839	49,725	(13,886)	(28)%
Cost of revenues:
Truck sales	242,519	132,556	109,963	83%
Service and other	7,387	3,138	4,249	135%
Total cost of revenues	249,906	135,694	114,212	84%
Gross loss	(214,067)	(85,969)	(128,098)	149%
Operating expenses:
Research and development	208,160	270,480	(62,320)	(23)%
Selling, general and administrative	198,768	346,186	(147,418)	(43)%
Loss on supplier deposits	28,834	—	28,834	NM
Total operating expenses	435,762	616,666	(180,904)	(29)%
Loss from operations	(649,829)	(702,635)	52,806	(8)%
Other income (expense):
Interest expense, net	(76,023)	(17,712)	(58,311)	329%
Revaluation of warrant liability	371	3,903	(3,532)	(90)%
Gain on divestiture of affiliate	70,849	—	70,849	NM
Loss on debt extinguishment	(31,025)	—	(31,025)	NM
Other expense, net	(162,534)	(1,023)	(161,511)	15788%
Loss before income taxes and equity in net loss of affiliates	(848,191)	(717,467)	(130,724)	18%
Income tax expense	12	6	6	100%
Loss before equity in net loss of affiliates	(848,203)	(717,473)	(130,730)	18%
Equity in net loss of affiliates	(16,418)	(20,665)	4,247	(21)%
Net loss from continuing operations	$(864,621)	$(738,138)	$(126,483)	17%

Basic and diluted net loss per share:
Net loss from continuing operations	$(1.08)	$(1.67)	$0.59	(35)%

Weighted-average shares outstanding, basic and diluted:	800,030,551	441,800,499	358,230,052	81%
Revenues
Truck Sales
Revenues related to truck sales decreased by $15.9 million, or 35%, from $45.9 million during the year ended December 31, 2022 to $30.1 million during the year ended December 31, 2023. The decrease is attributed to the hold on new BEV truck shipments in connection with the recall initiated during the third quarter of 2023. We shipped 131 Tre BEVs during the year ended December 31, 2022 compared to 79 during the year ended December 31, 2023. Additionally, during the year ended December 31, 2023, we recognized the impact of 13 Tre BEV repurchases or expected repurchases related to executed or expected cancellations of dealer agreements.
Decreases were partially offset by Tre FCEV truck shipments, commencing in the fourth quarter of 2023. During the year ended December 31, 2023, we transferred control of 35 Tre FCEV trucks to our dealer network.

Service and Other
Revenues related to service and other revenue increased by $2.0 million, or 52%, from $3.8 million during the year ended December 31, 2022 to $5.8 million during the year ended December 31, 2023. The increase was primarily driven by deliveries of MCTs and other charging products, hydrogen, and service parts and labor.
Cost of Revenues
Truck Sales
Cost of revenues related to truck sales increased by $110.0 million, or 83%, from $132.6 million during the year ended December 31, 2022 to $242.5 million during the year ended December 31, 2023. The increase is primarily attributed to the voluntary recall of BEV trucks in the second half of 2023. As a result of the recall, we accrued $65.8 million for estimated recall campaign costs, and wrote down $45.7 million for BEV battery pack and other BEV inventory components deemed excess and obsolete.
Outside of expenses directly related to the recall, cost of revenues increased related to the shipment of FCEV trucks starting in the fourth quarter of 2023, partially offset by a decrease in freight during the year ended December 31, 2023 of $18.4 million, and a decrease for BEV cost of revenues due to a decrease in the number of Tre BEVs shipped to our dealer network.
Service and other
Cost of revenues related to service and other revenue increased by $4.2 million, or 135%, from $3.1 million during the year ended December 31, 2022 to $7.4 million during the year ended December 31, 2023. The increase is driven by direct materials, outsourced services, inventory write-downs and fulfillment costs related to MCTs and other charging products, and cost of hydrogen, including transportation.
Research and Development
Research and development expenses decreased by $62.3 million, or 23%, from $270.5 million during the year ended December 31, 2022 to $208.2 million during the year ended December 31, 2023. This decrease was primarily due to decreased spending on purchased components, outside development, professional services, freight, and tooling related to Tre BEV and FCEV prototype builds of $54.9 million. Additional decreases were related to stock compensation for $13.2 million and travel for $2.1 million. These decreases were partially offset by an increase in personnel costs of $3.1 million related to higher labor costs and severance costs incurred related to reorganization in June 2023, higher depreciation and occupancy costs of $2.1 million related to equipment and software dedicated to research and development activities and hydrogen fuel costs of $1.9 million.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $147.4 million, or 43%, from $346.2 million during the year ended December 31, 2022 to $198.8 million during the year ended December 31, 2023. The decrease primarily related to stock based compensation expense of $163.7 million, which decreased primarily due to the acceleration of stock compensation for the market based RSUs that were cancelled in the third quarter of 2022, along with a decrease of $10.0 million for a supply commitment revision fee recognized during the year ended December 31, 2022, a decrease of $3.5 million for professional services and a $1.2 million decrease for freight. Decreases were partially offset by increases in personnel costs of $12.9 million related to higher labor costs and severance costs incurred related to reorganization in June 2023, and additional depreciation expense of $10.3 million primarily related to the reassessment of useful lives for BEV demo trucks. Additional increases included costs related to occupancy, legal expenses and other general corporate expenses of $8.2 million.
Loss on Supplier Deposits
Loss on supplier deposits was $28.8 million for the year ended December 31, 2023, consisting of losses on deposits for tooling and long-term supply agreements.
Interest expense, net
Interest expense, net increased by $58.3 million, or 329%, from $17.7 million during the year ended December 31, 2022 to $76.0 million during the year ended December 31, 2023. The increase is primarily due to increases in interest expense on our Toggle Convertible Notes of $50.7 million, interest on our senior convertible notes of $13.4 million, interest on our financing obligations of $3.9 million, and interest on our finance leases of $0.7 million. These increases were partially offset by an increase in interest income earned on our cash and cash equivalent balances of $10.1 million.

Revaluation of Warrant Liability
The revaluation of warrant liability decreased $3.5 million, from $3.9 million during the year ended December 31, 2022 to $0.4 million during the year ended December 31, 2023, resulting from changes in fair value of our warrant liability.
Gain on Divestiture of Affiliate
Gain on divestiture of affiliate was $70.8 million for the year ended December 31, 2023, representing the consideration received for the divestiture of Nikola Iveco Europe GmbH and related License Agreement, in excess of the basis of our investment as of the divestiture date.
Loss on Debt Extinguishment
Loss on debt extinguishment includes a $20.4 million loss for the year ended December 31, 2023, representing the loss on exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million April 2023 Toggle Convertible Notes. Additionally, loss on debt extinguishment includes a $10.7 million loss for the year ended December 31, 2023 due to extinguishments of the 8.25% Convertible Notes for conversions.
Other Expense, net
Other expense, net increased by $161.5 million, from $1.0 million of expense during the year ended December 31, 2022 to $162.5 million of expense during the year ended December 31, 2023. The increase was driven primarily by an increase of net losses on revaluations of derivative assets and liabilities of $202.2 million compared to the prior year, along with losses on foreign currency valuation adjustments of $3.2 million and additional losses on sales of assets of $1.4 million. Increases were partially offset by a gain on revaluation of contingent stock consideration of $44.0 million and an increase in government grant income recognized of $1.8 million.
Income Tax Expense
Income tax expense for the years ended December 31, 2023 and 2022 was immaterial. We have cumulative net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates decreased by $4.2 million, from $20.7 million for the year ended December 31, 2022 to $16.4 million for the year ended December 31, 2023. The decrease was driven by a reduction of losses of $4.8 million for Nikola Iveco Europe GmbH, primarily attributed to the divestiture of this affiliate during the second quarter of 2023.

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021
The following table sets forth our historical operating results for the periods indicated:

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$45,931	$—	$45,931	NM
Service and other	3,794	—	3,794	NM
Total revenues	49,725	—	49,725	NM
Cost of revenues:
Truck sales	132,556	—	132,556	NM
Service and other	3,138	—	3,138	NM
Total cost of revenues	135,694	—	135,694	NM
Gross loss	(85,969)	—	(85,969)	NM
Operating expenses:
Research and development	270,480	292,951	(22,471)	(8)%
Selling, general and administrative	346,186	400,575	(54,389)	(14)%
Total operating expenses	616,666	693,526	(76,860)	(11)%
Loss from operations	(702,635)	(693,526)	(9,109)	1%
Other income (expense):
Interest expense, net	(17,712)	(481)	(17,231)	3582%
Revaluation of warrant liability	3,903	3,051	852	28%
Other income (expense), net	(1,023)	4,102	(5,125)	(125)%
Loss before income taxes and equity in net loss of affiliates	(717,467)	(686,854)	(30,613)	4%
Income tax expense	6	4	2	50%
Loss before equity in net loss of affiliates	(717,473)	(686,858)	(30,615)	4%
Equity in net loss of affiliates	(20,665)	(3,580)	(17,085)	477%
Net loss from continuing operations	$(738,138)	$(690,438)	$(47,700)	7%

Net loss from continuing operations per share:
Basic	$(1.67)	$(1.73)	$0.06	(3)%
Diluted	$(1.67)	$(1.74)	$0.07	(4)%
Weighted-average shares outstanding:
Basic	441,800,499	398,655,081	43,145,418	11%
Diluted	441,800,499	398,784,392	43,016,107	11%
Revenues
Revenues were $49.7 million for the year ended December 31, 2022, consisting of $45.9 million in truck revenue driven by sales of Tre BEV trucks and $3.8 million in service and other revenue driven by deliveries of MCT units, and other charging products.
Cost of Revenues
Cost of revenues related to truck sales were $132.6 million for the year ended December 31, 2022. Truck cost of revenues include direct materials, freight and duties for transportation of purchased parts, manufacturing labor and overhead including Coolidge plant facility costs and depreciation, inventory write-downs for net realizable value and obsolescence, and reserves for estimated warranty expenses. Given our inventory is stated at net realizable value, which is currently lower than the actual cost, any overhead including freight is expensed in the period incurred as opposed to being capitalized into inventory.
With the start of production late in the first quarter of 2022, we have experienced high fixed costs due to low volumes produced driving significantly negative margins.

Cost of revenues related to service and other revenue were $3.1 million for the year ended December 31, 2022, driven by direct materials, outsourced services, and fulfillment costs related to MCTs, other charging products, and battery product deliveries.
Research and Development
Research and development expenses decreased by $22.5 million, or 8%, from $293.0 million during the year ended December 31, 2021 to $270.5 million in the year ended December 31, 2022. The decrease was primarily due to a decrease of $54.3 million in outside development. The decrease was partially offset by an increase in personnel costs of $26.7 million driven by growth in our in-house engineering headcount, and an increase in freight for prototype components of $2.9 million.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $54.4 million, or 14%, from $400.6 million during the year ended December 31, 2021 to $346.2 million during the year ended December 31, 2022. The decrease was primarily related to $125.0 million recognized in the third quarter of 2021 related to settlement of the SEC investigation, along with a decrease of $21.5 million for legal expenses related to Mr. Milton's indemnification agreement. These decreases were partially offset by an increase in stock-based compensation of $45.5 million, an increase in personnel costs of $22.9 million driven by an increase in headcount, an increase of $10.0 million for a supply commitment revision fee, and increase in professional services of $9.5 million primarily due to costs incurred for the acquisition of Romeo in October 2022.
Interest Expense, net
Interest expense, net increased by $17.2 million, or 3582%, from $0.5 million during the year ended December 31, 2021 to $17.7 million during the year ended December 31, 2022. The increase is primarily due to an increase in interest on our Toggle Convertible Notes of $15.1 million, interest on our financing obligations of $2.3 million, interest on our Collateralized Promissory Notes of $1.3 million, and interest on other debt of $0.5 million, partially offset by interest income earned on our cash and cash equivalents balances.
Revaluation of Warrant Liability
The revaluation of warrant liability increased $0.9 million, from $3.1 million during the year ended December 31, 2021 to $3.9 million during the year ended December 31, 2022, resulting from changes in the fair value of our warrant liability.
Other Income (Expense), net
Other income (expense), net decreased by $5.1 million, from $4.1 million of income during the year ended December 31, 2021 to $1.0 million of expense during the year ended December 31, 2022. The decrease was driven primarily by an incremental loss on revaluations of the derivative asset and liability of $3.8 million compared to the prior year, a decrease in government grant income recognized of $1.7 million, along with losses on foreign currency valuation adjustments, partially offset by an increase of $1.0 million related to a loss on sale of equipment recognized in the prior year.
Income Tax Expense (Benefit)
Income tax expense for the years ended December 31, 2022 and 2021 was immaterial. We have cumulative net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliate increased by $17.1 million from $3.6 million for the year ended December 31, 2021 to $20.7 million for the year ended December 31, 2022. The increase was driven by additional losses of $16.5 million during the year ended December 31, 2022 related to Nikola Iveco Europe GmbH, attributed to research and development activities, and additional losses of $0.6 million related to Wabash Valley Resources, LLC ("WVR") for the year ended December 31, 2022.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we believe the following non-GAAP measures are useful in evaluating operational performance. We use the following non-GAAP financial information to evaluate ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing operating performance.

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
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss from continuing operations to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table reconciles net loss from continuing operations to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended December 31,		Years Ended December 31,
	2023	2022	2023	2022	2021
	(in thousands)
Net loss from continuing operations	$(153,596)	$(175,966)	$(864,621)	$(738,138)	$(690,438)
Interest expense, net	4,761	6,958	76,023	17,712	481
Income tax expense	11	3	12	6	4
Depreciation and amortization	7,132	6,293	35,890	22,765	8,231
EBITDA	(141,692)	(162,712)	(752,696)	(697,655)	(681,722)
Stock-based compensation	6,475	41,231	75,391	252,445	205,711
Loss on supplier deposits	10,401	—	28,834	—	—
Gain on divestiture of affiliate	—	—	(70,849)	—	—
Loss on debt extinguishment	10,663	—	31,025	—	—
Revaluation of financial instruments	10,457	(81)	161,608	(174)	(3,155)
Romeo Acquisition transaction costs	—	5,218	—	7,315	—
Regulatory and legal matters(1)	1,665	(15,145)	7,339	23,175	47,842
SEC settlement	—	—	—	—	125,000
Adjusted EBITDA	$(102,031)	$(131,489)	$(519,348)	$(414,894)	$(306,324)
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

The following table reconciles net loss from continuing operations and net loss per share to non-GAAP net loss and non-GAAP net loss per share for the periods indicated:

	Three Months Ended December 31,		Years Ended December 31,
	2023	2022	2023	2022	2021
	(in thousands, except share and per share data)
Net loss from continuing operations	$(153,596)	$(175,966)	$(864,621)	$(738,138)	$(690,438)
Stock-based compensation	6,475	41,231	75,391	252,445	205,711
Loss on supplier deposits	10,401	—	28,834	—	—
Gain on divestiture of affiliate	—	—	(70,849)	—	—
Loss on debt extinguishment	10,663	—	31,025	—	—
Revaluation of financial instruments	10,457	(81)	161,608	(174)	(3,155)
Romeo Acquisition transaction costs	—	5,218	—	7,315	—
Regulatory and legal matters(1)	1,665	(15,145)	7,339	23,175	47,842
SEC settlement	—	—	—	—	125,000
Non-GAAP net loss	$(113,935)	$(144,743)	$(631,273)	$(455,377)	$(315,040)

Non-GAAP net loss per share:
Basic	$(0.11)	$(0.30)	$(0.79)	$(1.03)	$(0.79)
Diluted	$(0.11)	$(0.30)	$(0.79)	$(1.03)	$(0.79)
Weighted average shares outstanding:
Basic	1,078,090,959	487,551,035	800,030,551	441,800,499	398,655,081
Diluted	1,078,090,959	487,551,035	800,030,551	441,800,499	398,784,392
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

The following table presents a reconciliation of net cash flow from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted free cash flow for the periods indicated:

	Three Months Ended December 31,		Years Ended December 31,
	2023	2022	2023	2022	2021
	(in thousands)
Most comparable GAAP measure:
Net cash used for operating activities	$(117,754)	$(150,104)	$(496,178)	$(581,563)	$(307,154)
Net cash used for investing activities	(11,107)	(55,702)	(66,749)	(225,645)	(207,481)
Net cash provided by financing activities	230,726	115,925	742,983	598,876	187,598

Non-GAAP measure:
Net cash used for operating activities	(117,754)	(150,104)	(496,178)	(581,563)	(307,154)
Purchases of property, plant and equipment	(12,107)	(49,821)	(120,516)	(168,257)	(179,269)
Adjusted free cash flow	$(129,861)	$(199,925)	$(616,694)	$(749,820)	$(486,423)
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
We intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the Equity Distribution Agreement. However, the ability to access the Equity Distribution Agreement is dependent on the market price of our common stock, the registration of shares to be sold under the Equity Distribution Agreement and availability of sufficient authorized common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for our ASC 205-40 analysis.
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
Since inception, we financed our operations primarily from the sales of common stock, the business combination with VectoIQ Acquisition Corp., redemption of warrants, and the issuance of debt. As of December 31, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $464.7 million.
During 2021, we entered into a common stock purchase agreement (the "First Tumim Purchase Agreement") with Tumim Stone Capital LLC ("Tumim") allowing us to issue shares of our common stock to Tumim for proceeds of up to $300.0 million. During the years ended December 31, 2023, 2022, 2021 and we sold 3,420,990, 17,248,244, and 14,213,498 shares of common stock, respectively, for proceeds of $8.4 million, $123.7 million, and $163.8 million, respectively, under the First Tumim Purchase Agreement. As of December 31, 2023 we sold in aggregate 34,882,732 shares of common stock to Tumim under the terms of the First Tumim Purchase Agreement for gross proceeds of $295.9 million, excluding the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the First Tumim Purchase Agreement. The First Tumim Purchase Agreement was terminated in the first quarter of 2023.
Additionally, during 2021, we entered into a second common stock purchase agreement with Tumim (the "Second Tumim Purchase Agreement" and, together with the First Tumim Purchase Agreement, the "Tumim Purchase Agreements") allowing us to issue shares of our common stock to Tumim for proceeds of up to an additional $300.0 million, provided that certain conditions have been met. During the year ended December 31, 2023, we sold to Tumim 28,790,787 shares of common stock for proceeds of $59.2 million, excluding the 252,040 commitment shares issued to Tumim as a consideration for its irrevocable commitment to purchase shares of our common stock under the Second Tumim Purchase Agreement. The Second Tumim Purchase Agreement was terminated in the third quarter of 2023.
During the second quarter of 2022, we completed a private placement of $200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior paid in kind ("PIK") toggle notes (the “June 2022 Toggle Convertible Notes"), which mature on May 31, 2026. Net proceeds from the issuance were $183.2 million. The June 2022 Toggle Convertible Notes bear interest at 8.00% per annum, to the extent paid in cash ("Cash Interest"), and 11.00% per annum, to the extent paid in kind through the issuance of additional June 2022 Toggle Convertible Notes ("PIK Interest"). Interest is payable semi-annually in arrears on May 31 and November 30 of each year, beginning on November 30, 2022. We can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
The initial conversion rate is 114.3602 shares per $1,000 principal amount of the June 2022 Toggle Convertible Notes, subject to customary anti-dilution adjustments in certain circumstances, which represented an initial conversion price of approximately $8.74 per share. During the second quarter of 2023, we exchanged $100.0 million of June 2022 Toggle Convertible Notes for $100.0 million principal amount of unsecured 8.00% / 11.00% Series B convertible senior PIK toggle notes (the “April 2023 Toggle Convertible Notes"). The initial conversion rate for the April 2023 Toggle Convertible Notes is 686.8132 shares per $1,000 principal amount of the April 2023 Toggle Convertible Notes, subject to customary anti-dilution adjustments in certain circumstances, which represented an initial conversion price of approximately $1.46 per share. During the third quarter of 2023, the April 2023 Toggle Convertible Notes were converted in full for the issuance of 72,458,789 shares of our common stock.
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
During the third quarter of 2022, we entered into an Equity Distribution Agreement, which was subsequently amended and restated during the third quarter of 2023, with Citi pursuant to which we can issue and sell shares of our common stock with an aggregate maximum offering price of $600.0 million. During the years ended December 31, 2023 and 2022, we sold 68,351,243 and 45,324,227 shares, respectively, of common stock under the Equity Distribution Agreement. During the years ended December 31, 2023 and 2022, we received $117.5 million and $163.5 million, respectively, in net proceeds from the Equity Distribution Agreement after deduction of commissions and fees to the sales agent. As of December 31, 2023, we had approximately $311.7 million remaining available under the Equity Distribution Agreement.
During the fourth quarter of 2022, we entered into a securities purchase agreement with an investor pursuant to which we can issue and sell up to $125.0 million in initial principal amount of senior convertible notes (the "First Purchase Agreement Notes") in a registered direct offering. We consummated an initial closing for the sale of $50.0 million in aggregate principal amount of First Purchase Agreement Notes on December 30, 2022. During 2023, we consummated additional closings of $52.1 million in aggregate principal amount of First Purchase Agreement Notes. The First Purchase Agreement was terminated in the third quarter of 2023. As of December 31, 2023, all of the First Purchase Agreement Notes had been converted into common stock.
On April 4, 2023, we sold 29,910,715 shares of our common stock in an underwritten public offering (the "Public Offering") at an offering price of $1.12 per share, for net proceeds of $32.2 million after deducting underwriting discounts and commissions.
On March 29, 2023, we entered into a stock purchase agreement with an investor (the "Investor") pursuant to which the Investor agreed to purchase up to $100.0 million of shares of our common stock in a registered direct offering (the "Direct Offering"), with the actual amount of shares of common stock purchased in the Direct Offering reduced to the extent of the total number of shares sold in the Public Offering. The Direct Offering closed on April 11, 2023, and we sold 59,374,999 shares of common stock at the Public Offering price of $1.12 per share to the Investor for net proceeds of $63.2 million.
On August 3, 2023, we obtained stockholder approval to increase our authorized number of shares of common stock from 800,000,000 to 1,600,000,000. As of December 31, 2023, we had 140.4 million shares unreserved and unissued.
During the third quarter of 2023, we entered into a securities purchase agreement with an investor pursuant to which we can issue and sell up to $325.0 million in initial principal amount of senior convertible notes (the "Second Purchase Agreement Notes" and, together with the First Purchase Agreement Notes, the "Senior Convertible Notes") in a registered direct offering. We consummated an initial closing for the sale of $125.0 million in aggregate principal amount of Second Purchase Agreement

Notes on August 21, 2023. Additionally, during the third quarter of 2023, we consummated an additional closing of $40.0 million in aggregate principal amount of Second Purchase Agreement Notes. As of December 31, 2023, all of the Second Purchase Agreement Notes had been converted into common stock. The amount of additional notes that may be issued pursuant to the Second Purchase Agreement is limited by Nasdaq listing rules limiting the number of shares of common stock issuable upon conversion of the notes and is less than the remaining notional capacity under the agreement.
On December 12, 2023, we sold 133,333,334 shares of our common stock in an underwritten public offering (the "December 2023 Public Offering") at an offering price of $0.75 per share, for net proceeds of $95.6 million after deducting underwriting discounts and commissions.
On December 12, 2023, we sold $175.0 million aggregate principal amount of our 8.25% green convertible senior notes due 2026 (the "8.25% Convertible Notes") for net proceeds of $169.4 million after deducting underwriting discounts and commissions. As of December 31, 2023, holders of the 8.25% Convertible Notes converted aggregate principal amount of $153.4 million for issuance of 170,491,093 shares of our common stock.
As of December 31, 2023, our current assets were $572.4 million consisting primarily of cash and cash equivalents of $464.7 million and inventory of $62.6 million, and our current liabilities were $260.1 million, primarily comprised of accrued expenses and accounts payable, which includes $84.0 million related to the SEC settlement and $65.7 million for warranty reserves related primarily to the BEV recall.
Our short term liquidity will be utilized to execute our business strategy over the next twelve month period including (i) scaling the production, distribution and service of the FCEV and BEV trucks, (ii) performing the recall work related to our BEV recall (iii) maintaining the manufacturing facility, and (iv) establishing our initial energy infrastructure. However, actual results could vary materially and negatively as a result of a number of factors, including:
•our ability to manage the costs of manufacturing and servicing the FCEV and BEV trucks and our ability to drive the cost down with our suppliers;
•the amount and timing of cash generated from sales of our FCEV and BEV trucks and hydrogen infrastructure, and our ability to offer our products and services at competitive prices;
•the costs of maintaining our manufacturing facility, hydrogen refueling assets and equipment;
•our warranty claims experience should actual warranty claims differ significantly from estimates;
•our BEV truck recall campaign costs and timing;
•the scope, progress, results, costs, timing and outcomes of our ongoing validation and demos of our FCEV trucks;
•the costs and timing of development and deployment of our hydrogen distribution, dispensing and storage network;
•our ability to attract and retain strategic partners for development and maintenance of our hydrogen dispensing and storage network and the related costs and timing;
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
For at least the next twelve months, we expect our principal demand for funds will be for our ongoing activities described above. In addition to those activities, our short term liquidity will be utilized to fund the current portion of non-cancellable commitments including leases, debt obligations and purchase commitments. Refer to Note 5, Leases, Note 8, Debt and Finance Lease Liabilities, and Purchase Commitments within Note 14, Commitments and Contingencies, for additional details.

Long-Term Liquidity Requirements
Until we can generate sufficient revenue and positive gross margins to cover operating expenses, working capital and capital expenditures, we expect to fund cash needs through a combination of equity and debt financing, and potentially through lease securitization, strategic collaborations, and licensing arrangements. If we raise funds by issuing equity or equity-linked securities, dilution to stockholders may result. Any equity or equity-linked securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or other debt financing agreements could impose significant restrictions on our operations and may require us to pledge certain assets. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
As of December 31, 2023, our long-term liquidity requirements include debt repayments, lease arrangements, and long-term purchase commitments. Refer to Note 5, Leases, Note 8, Debt and Finance Lease Liabilities, and Purchase Commitments within Note 14, Commitments and Contingencies, for additional details.
Summary of Cash Flows
The following table provides a summary of cash flow data:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(496,178)	$(581,563)	$(307,154)
Net cash used in investing activities	(66,749)	(225,645)	(207,481)
Net cash provided by financing activities	742,983	598,876	187,598
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to manufacturing, research and development and selling, general, and administrative activities. Our operating cash flows are also affected by our working capital needs to support personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $496.2 million for the year ended December 31, 2023. The most significant component of our cash used during this period was a net loss from continuing operations of $864.6 million, which included $205.6 million non-cash net losses on revaluation of financial instruments, $79.2 million non-cash interest expense, non-cash expenses of $75.4 million related to stock-based compensation, gain on divestiture of affiliate of $70.8 million, $71.2 million in inventory write downs, other net non-cash charges of $72.5 million, and net cash outflows of $64.6 million from changes in operating assets and liabilities primarily driven by increases in prepaid expenses and other current assets and inventory, a decrease in accounts payable, accrued expenses and other current liabilities, partially offset by a decrease in accounts receivable, net.
Net cash used in operating activities was $581.6 million for the year ended December 31, 2022. The most significant component of our cash used during this period was a net loss from continuing operations of $738.1 million, which included non-cash expenses of $252.4 million related to stock-based compensation, $19.7 million related to inventory write-downs, $20.7 million equity in loss of affiliates, and $22.8 million related to depreciation and amortization, other non cash adjustments of $16.2 million and net cash outflows of $175.2 million from changes in operating assets and liabilities primarily driven by an increase in inventory and accounts receivable, partially offset by an increase in accounts payable and accrued expenses.
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

Cash Flows from Investing Activities
Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash used in investing activities is expected to continue as we maintain our truck manufacturing facility in Coolidge, Arizona, and develop our hydrogen infrastructure network. As of December 31, 2023, we anticipate our capital expenditures for fiscal year 2024 to be approximately $65.0 million. Actual capital expenditures will also be dependent on availability of capital as well as third party lead times.
Net cash used in investing activities was $66.7 million for the year ended December 31, 2023, which was primarily due to $120.5 million in purchases of and deposits for capital equipment, costs of expansion of our facilities, and investments in our hydrogen infrastructure and $3.0 million in other investing outflows, partially offset by proceeds of $36.0 million related to the divestiture of Nikola Iveco Europe GmbH and dissolution of Nikola TA HRS 1, LLC ("TA"), and proceeds of $20.7 million related to the sale of assets to FFI.
Net cash used in investing activities was $225.6 million for the year ended December 31, 2022, which was primarily due to purchases and deposits for property and equipment, including construction for our manufacturing facility and purchases of capital equipment of $168.3 million, $27.8 million for issuance of senior secured debt to Romeo, $23.0 million in cash paid for investment in affiliates, and $6.6 million paid to settle the first price differential with WVR.
Net cash used in investing activities was $207.5 million for the year ended December 31, 2021, which was primarily due to purchases and deposits for property and capital equipment, including construction for our manufacturing facility and purchase of capital equipment of $179.3 million, $25.0 million in cash paid for investment in WVR, and $3.4 million paid to settle the first price differential with WVR.
Cash Flows from Financing Activities
Net cash provided by financing activities was $743.0 million for the year ended December 31, 2023, which was primarily due to proceeds from the issuance of convertible notes of $386.7 million, proceeds from public offerings of $128.2 million, proceeds from the issuance of common stock under the Equity Distribution Agreement of approximately $115.9 million, proceeds from the Tumim Purchase Agreements of approximately $67.6 million, proceeds from the registered direct offering of $63.2 million, and proceeds from the issuance of financing obligations of $56.1 million, partially offset by repayments of debt and notes payable of $45.5 million, payments for coupon make whole premiums of $35.2 million and other net finance inflows of $5.9 million.
Net cash provided by financing activities was $598.9 million for the year ended December 31, 2022, which was primarily due to proceeds from the issuance of convertible notes of approximately $233.2 million, proceeds from the issuance of common stock from the Equity Distribution Agreement of approximately $165.1 million, proceeds from First Tumim Purchase Agreement of approximately $123.7 million, net proceeds from issuance of promissory notes for $54.0 million, proceeds from financing obligations of $44.8 million, proceeds from the exercises of stock options of $6.9 million, and other financing activity of $1.7 million partially offset by a $30.5 million in payments of our debt, promissory notes and notes payable.
Net cash provided by financing activities was $187.6 million for the year ended December 31, 2021, which was primarily due to proceeds from the First Tumim Purchase Agreement of approximately $163.8 million, net proceeds from issuance of the promissory notes for $24.6 million, proceeds from the exercise of stock options of $4.8 million, partially offset by a $4.1 million payment of our term loan and other financing outflows of $1.5 million.
Off-Balance Sheet Arrangements
Since the date of incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve valuation of our stock-based compensation for the fair value of market-based restricted stock units, assignment of fair value and allocation of purchase price in connection with the Romeo Acquisition, the valuations of warrant liabilities, derivative liabilities, the Put Right and Price Differential, estimates related to our lease assumptions and revenue recognition, contingent liabilities, including litigation reserves, warranty reserves, including inputs and assumptions related to recall campaigns, and inventory valuation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and the results may be material.
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
Stock-Based Compensation
The fair value of market based RSU awards is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Significant judgment is required in determining the expected volatility of our common stock. Due to the limited history of trading of our common stock, we determine expected volatility based on a mix of historical volatility and a peer group of publicly traded companies.
Product Warranties and Recall Campaigns
Product warranty costs are recognized upon transfer of control of trucks to dealers, and are estimated based on factors including the length of the warranty (generally 2 to 5 years), product costs, and product failure rates. Warranty reserves are reviewed and adjusted quarterly to ensure that accruals are adequate to meet expected future warranty obligations. Estimating future warranty costs is highly subjective and requires significant management judgment. We believe that the accruals are adequate, however, based on the limited historical information available, it is possible that substantial additional charges may be required in future periods based on new information or changes in facts and circumstances. Our accrual includes estimates of the replacement costs for covered parts which is based on historical experience. This could be impacted by contractual changes with third-party suppliers or the need to identify new suppliers and the engineering and design costs that would accompany such a change.
Recall campaign costs are recognized when a product recall liability is probable and related amounts are reasonably estimable. Costs are estimated based on the number of trucks to be repaired and the required repairs including engineering and development, product costs, labor rates, and shipping. Estimating the cost to repair the trucks is highly subjective and requires significant management judgment. Based on information that is currently available, we believe that the accruals are adequate. It is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, availability of materials from key suppliers, and actions that we may commit to or be required to undertake.
Recent Accounting Pronouncements
Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements elsewhere in this Annual Report on Form 10-K, provides more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023 and 2022, we had cash and cash equivalents of $464.7 million and $225.9 million, respectively. As of December 31, 2023, we had a cash and cash equivalents balance of $29.8 million which consisted of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents. As of December 31, 2022, none of our cash and cash equivalents balance was invested in interest-bearing money market accounts.
Foreign Currency Risk
For the year ended December 31, 2023, 2022 and 2021, we recorded a $2.2 million loss, $1.0 million gain and $1.4 million gain, respectively, for foreign currency adjustments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nikola Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nikola Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an adverse opinion thereon.

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

Product Warranties and Recall Campaigns

Description of the Matter
The Company’s liabilities for product warranties and recall campaigns totaled $78.9 million at December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company's liability for product warranties are estimated and recorded upon the transfer of control of trucks to dealers based on length of warranty, replacement product costs, and expected failure rates for certain components covered by the warranty. Recall campaign costs are accrued when a product recall liability is probable and related amounts are reasonably estimable. Recall campaign liabilities are primarily related to the number of trucks to be recalled and the replacement product costs. The Company periodically assesses the adequacy of its recorded product warranties and recall campaign liabilities and adjusts them as appropriate to reflect actual experience and change in estimates.

Auditing the Company’s product warranties and recall campaign liabilities is complex due to the significant estimation uncertainty and the application of significant management judgment regarding the product replacement costs and failure rates used in these calculations.

How We Addressed the Matter in Our Audit
To evaluate product warranties and recall campaign liabilities, our audit procedures included, among others, testing the completeness and accuracy of the replacement costs used in the product warranties and recall campaign accrual calculations and evaluating the failure rates used in the product warranties accrual for reasonableness. We also evaluated the sufficiency of management’s disclosures related to the product warranties and recall campaigns.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.

Phoenix, Arizona
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nikola Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Nikola Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Nikola Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness associated with ineffective information technology general controls (ITGCs) in the areas of user access and change management, over the information technology (IT) systems that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted to the extent that they rely upon information or configurations from the affected IT systems.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 28, 2024 which expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

/s/ Ernst & Young LLP

Phoenix, Arizona
February 28, 2024

NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$464,715	$225,850
Restricted cash and cash equivalents	1,224	10,600
Accounts receivable, net	17,974	31,638
Inventory	62,588	111,870
Prepaid expenses and other current assets	25,911	27,943
Assets subject to assignment for the benefit of creditors, current portion	—	29,025
Total current assets	572,412	436,926
Restricted cash and cash equivalents	28,026	77,459
Long-term deposits	14,954	34,279
Property, plant and equipment, net	503,416	417,785
Intangible assets, net	85,860	92,473
Investment in affiliates	57,062	62,816
Goodwill	5,238	6,688
Other assets	7,889	8,107
Assets subject to assignment for the benefit of creditors	—	100,125
Total assets	$1,274,857	$1,236,658
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$44,133	$93,242
Accrued expenses and other current liabilities	207,022	179,571
Debt and finance lease liabilities, current (including zero and $50.0 million measured at fair value, respectively)	8,950	61,675
Liabilities subject to assignment for the benefit of creditors, current portion	—	49,102
Total current liabilities	260,105	383,590
Long-term debt and finance lease liabilities, net of current portion	269,279	290,128
Operating lease liabilities	4,765	6,091
Other long-term liabilities	21,512	6,684
Deferred tax liabilities, net	22	15
Liabilities subject to assignment for the benefit of creditors	—	23,671
Total liabilities	555,683	710,179
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 1,600,000,000 and 800,000,000 shares authorized as of December 31, 2023 and 2022, respectively, 1,330,083,002 and 512,935,485 shares issued and outstanding as of December 31, 2023 and 2022, respectively	133	51
Additional paid-in capital	3,790,272	2,562,855
Accumulated deficit	(3,071,069)	(2,034,850)
Accumulated other comprehensive loss	(162)	(1,577)
Total stockholders' equity	719,174	526,479
Total liabilities and stockholders' equity	$1,274,857	$1,236,658

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Truck sales	$30,061	$45,931	$—
Service and other	5,778	3,794	—
Total revenues	35,839	49,725	—
Cost of revenues:
Truck sales	242,519	132,556	—
Service and other	7,387	3,138	—
Total cost of revenues	249,906	135,694	—
Gross loss	(214,067)	(85,969)	—
Operating expenses:
Research and development	208,160	270,480	292,951
Selling, general and administrative	198,768	346,186	400,575
Loss on supplier deposits	28,834	—	—
Total operating expenses	435,762	616,666	693,526
Loss from operations	(649,829)	(702,635)	(693,526)
Other income (expense):
Interest expense, net	(76,023)	(17,712)	(481)
Revaluation of warrant liability	371	3,903	3,051
Gain on divestiture of affiliate	70,849	—	—
Loss on debt extinguishment	(31,025)	—	—
Other income (expense), net	(162,534)	(1,023)	4,102
Loss before income taxes and equity in net loss of affiliates	(848,191)	(717,467)	(686,854)
Income tax expense	12	6	4
Loss before equity in net loss of affiliates	(848,203)	(717,473)	(686,858)
Equity in net loss of affiliates	(16,418)	(20,665)	(3,580)
Net loss from continuing operations	$(864,621)	$(738,138)	$(690,438)
Discontinued operations:
Loss from discontinued operations	(76,726)	(46,100)	—
Loss from deconsolidation of discontinued operations	(24,935)	—	—
Net loss from discontinued operations	(101,661)	(46,100)	—
Net loss	$(966,282)	$(784,238)	$(690,438)

Basic net loss per share:
Net loss from continuing operations	$(1.08)	$(1.67)	$(1.73)
Net loss from discontinued operations	(0.13)	(0.11)	—
Net loss	$(1.21)	$(1.78)	$(1.73)

Diluted net loss per share:
Net loss	$(1.21)	$(1.78)	$(1.74)

Weighted-average shares outstanding:
Basic	800,030,551	441,800,499	398,655,081
Diluted	800,030,551	441,800,499	398,784,392

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(966,282)	$(784,238)	$(690,438)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,415	(1,379)	(437)
Comprehensive loss	$(964,867)	$(785,617)	$(690,875)

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	391,041,347	$39	$1,540,037	$(560,174)	$239	$980,141
Exercise of stock options	3,472,267	1	4,571	—	—	4,572
Issuance of shares for RSU awards	2,523,328	—	—	—	—	—
Common stock issued for commitment shares	407,743	—	5,564	—	—	5,564
Common stock issued for investment in affiliates, net of common stock with embedded put right	1,682,367	—	19,139	—	—	19,139
Reclassification from mezzanine equity to equity after elimination of put right	—	—	5,532	—	—	5,532
Issuance of common stock under Tumim Purchase Agreements	14,213,498	1	163,787	—	—	163,788
Stock-based compensation	—	—	205,711	—	—	205,711
Net loss	—	—	—	(690,438)	—	(690,438)
Other comprehensive loss	—	—	—	—	(437)	(437)
Balance as of December 31, 2021	413,340,550	$41	$1,944,341	$(1,250,612)	$(198)	$693,572
Exercise of stock options	6,424,780	1	7,104	—	—	7,105
Issuance of shares for RSU awards	8,527,456	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	17,248,244	2	123,670	—	—	123,672
Common stock issued under Equity Distribution Agreement, net	45,324,227	5	163,457	—	—	163,462
Common stock issued for Romeo acquisition	22,070,228	2	67,533	—	—	67,535
Fair value of vested portion of Romeo stock awards	—	—	1,345	—	—	1,345
Stock-based compensation	—	—	255,405	—	—	255,405
Net loss	—	—	—	(784,238)	—	(784,238)
Other comprehensive loss	—	—	—	—	(1,379)	(1,379)
Balance as of December 31, 2022	512,935,485	$51	$2,562,855	$(2,034,850)	$(1,577)	$526,479
Exercise of stock options	6,723,629	1	7,154	—	—	7,155
Issuance of shares for RSU awards	13,247,573	1	(1)	—	—	—
Common stock issued under Tumim Purchase Agreements	32,211,777	3	67,584	—	—	67,587
Common stock issued under Equity Distribution Agreement, net	68,351,243	7	117,518	—	—	117,525
Common stock issued for conversions of convertible notes	494,594,247	50	526,893	—	—	526,943
Common stock issued in registered direct offering	59,374,999	6	63,150	—	—	63,156
Common stock issued in public offerings	163,244,049	16	127,877	—	—	127,893
Common stock received for contingent stock consideration	(20,600,000)	(2)	—	(69,937)	—	(69,939)
Reclassification of conversion features embedded in Toggle Convertible Notes to equity	—	—	241,851	—	—	241,851
Reclassification of share-based payment awards from liability to equity	—	—	20,992	—	—	20,992
Reclassification of share-based payment awards from equity to liability	—	—	(10,401)	—	—	(10,401)
Stock-based compensation	—	—	64,800	—	—	64,800
Net loss	—	—	—	(966,282)	—	(966,282)
Other comprehensive income	—	—	—	—	1,415	1,415
Balance as of December 31, 2023	1,330,083,002	$133	$3,790,272	$(3,071,069)	$(162)	$719,174

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(966,282)	$(784,238)	$(690,438)
Less: Loss from discontinued operations	(101,661)	(46,100)	—
Loss from continuing operations	$(864,621)	$(738,138)	$(690,438)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	35,890	22,765	8,231
Stock-based compensation	75,391	252,445	205,711
Non-cash in-kind services	—	—	46,271
Equity in net loss of affiliates	16,418	20,665	3,580
Revaluation of financial instruments	205,589	(174)	(3,051)
Revaluation of contingent stock consideration	(43,981)	—	—
Inventory write-downs	71,218	19,705	4,927
Non-cash interest expense	79,201	15,481	—
Loss on supplier deposits	28,834	—	—
Gain on divestiture of affiliate	(70,849)	—	—
Loss on debt extinguishment	31,025	—	—
Issuance of common stock for commitment shares	—	—	5,564
Other non-cash activity	4,343	873	1,626
Changes in operating assets and liabilities:
Accounts receivable, net	13,665	(31,638)	—
Inventory	(23,756)	(141,168)	(17,412)
Prepaid expenses and other current assets	(44,732)	(27,681)	(10,967)
Long-term deposits	(1,377)	(4,306)	(4,721)
Other assets	(1,530)	(912)	(1,216)
Accounts payable, accrued expenses and other current liabilities	(14,613)	29,669	96,144
Operating lease liabilities	(2,009)	(843)	(50)
Other long-term liabilities	9,716	1,694	48,647
Net cash used in operating activities	(496,178)	(581,563)	(307,154)
Cash flows from investing activities
Purchases and deposits for property, plant and equipment	(120,516)	(168,257)	(179,269)
Divestiture of affiliates	36,000	—	—
Proceeds from the sale of assets	20,742	18	200
Payments to assignee	(2,725)	—	—
Investments in affiliates	(250)	(23,027)	(25,000)
Issuance of senior secured note receivable and prepaid acquisition-related consideration	—	(27,791)	—
Settlement of price differentials	—	(6,588)	(3,412)
Net cash used in investing activities	(66,749)	(225,645)	(207,481)

See accompanying notes to consolidated financial statements.

Cash flows from financing activities
Proceeds from the exercise of stock options	7,395	6,867	4,785
Proceeds from issuance of shares under the Tumim Purchase Agreements	67,587	123,672	163,788
Proceeds from registered direct offering, net of underwriter's discount	63,246	—	—
Proceeds from public offerings, net of underwriter's discount	128,152	—	—
Proceeds from issuances of convertible debt instruments, net of discount and issuance costs	386,733	233,214	—
Proceeds from issuance of common stock under Equity Distribution Agreement, net of commissions paid	115,893	165,143	—
Proceeds from issuance of debt, promissory notes and notes payable, net of issuance costs	—	54,000	24,632
Proceeds from issuance of financing obligations, net of issuance costs	56,148	44,823	—
Proceeds from insurance premium financing	5,223	6,637	—
Payment for Coupon Make-Whole Premiums	(35,241)	—	—
Repayment of debt, promissory notes and notes payable	(45,469)	(30,526)	(4,100)
Payments on insurance premium financing	(5,369)	(4,638)	—
Payments on finance lease liabilities and financing obligation	(1,315)	(316)	(863)
Other financing activities	—	—	(644)
Net cash provided by financing activities	742,983	598,876	187,598
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	180,056	(208,332)	(327,037)
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	313,909	522,241	849,278
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$493,965	$313,909	$522,241

Cash flows from discontinued operations:
Operating activities	(4,964)	4,857	—
Investing activities	(1,804)	(2,469)	—
Financing activities	(572)	(198)	—
Net cash provided by (used in) discontinued operations	$(7,340)	$2,190	$—

Supplemental cash flow disclosures:
Cash paid for interest	$8,327	$4,097	$797
Cash interest received	$11,522	$1,449	$512
Supplemental noncash investing and financing activities:
Conversion of Senior Convertible Notes into common stock	$246,431	$—	$—
Reclassification of conversion features embedded in Toggle Convertible Notes to equity	$241,851	$—	$—
Conversion of 8.25% Convertible Notes	$131,361	$—	$—
Conversion of April 2023 Toggle Convertible Notes	$115,152	$—	$—
Embedded derivative liability bifurcated from 8.25% Convertible Notes	$47,250	$—	$—
Contingent stock consideration for divestiture of affiliate	$25,956	$—	$—
Embedded derivative liability bifurcated from April 2023 Toggle Convertible Notes	$21,180	$—	$—
Reclassification from liability to equity for certain share-based awards	$20,992	$—	$—
Reclassification from equity to liability for certain share-based awards	$10,401	$—	$—
Net assets acquired in Romeo acquisition	$—	$77,137	$—
Purchases of property, plant and equipment included in liabilities	$16,083	$34,946	$27,510
Leased assets obtained in exchange for new finance lease liabilities	$32,820	$1,547	$646
Toggle Unsecured Convertible Notes issued for paid in kind interest	$12,998	$10,939	$—
Accrued PIK interest	$1,170	$1,998	$—
Accrued commissions under Equity Distribution Agreement	$49	$1,681	$—
Embedded derivative asset bifurcated from Convertible Notes	$—	$1,500	$—
Stock option proceeds receivable	$—	$238	$—
Accrued debt and equity issuance costs	$887	$20	$—
Common stock issued for commitment shares	$—	$—	$5,564
Common stock issued for investments in affiliates, including common stock with embedded put right	$—	$—	$32,376
Acquired intangible assets included in liabilities	$—	$—	$47,181
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements

1.BASIS OF PRESENTATION
(a)Overview
Nikola Corporation ("Nikola" or the "Company") is a designer and manufacturer of heavy-duty commercial FCEVs and BEVs, and energy infrastructure solutions.
On June 3, 2020 (the "Closing Date"), VectoIQ Acquisition Corp. ("VectoIQ"), consummated a merger pursuant to the Business Combination Agreement, dated March 2, 2020 (the "Business Combination Agreement"), by and among VectoIQ, VCTIQ Merger Sub Corp., a wholly-owned subsidiary of VectoIQ incorporated in the State of Delaware ("Merger Sub"), and Nikola Corporation, a Delaware corporation ("Legacy Nikola"). Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Legacy Nikola was effected through the merger of Merger Sub with and into Legacy Nikola, with Legacy Nikola surviving as the surviving company and as a wholly-owned subsidiary of VectoIQ (the "Business Combination").
On October 14, 2022, the Company completed the acquisition (the "Romeo Acquisition") of all of the outstanding common stock of Romeo Power, Inc. (“Romeo”) for a total purchase price of $78.6 million. See Note 3, Business Combinations. On June 30, 2023, pursuant to the Assignment, the Company transferred ownership of all of Romeo's right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions (collectively, the "Assets") to SG Service Co., LLC, in its sole and limited capacity as Assignee for the Benefit of Creditors of Romeo ("Assignee"), and also designated Assignee to act as the assignee for the benefit of creditors of Romeo, such that, as of June 30, 2023, Assignee succeeded to all of Romeo’s right, title and interest in and to the Assets. The results of operations of Romeo are reported as discontinued operations for the years ended December 31, 2023 and 2022. See Note 11, Deconsolidation of Subsidiary, for additional information.
All references made to financial data in this Annual Report on Form 10-K are related to the Company's continuing operations, unless otherwise specifically noted.
(b)Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the regulations of the SEC.
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
(c)Funding Risks and Going Concern
In accordance with the ASC 205-40, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
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
The Company has secured and intends to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the Equity Distribution Agreement, see Note 9, Capital Structure. However, the ability to access the Equity Distribution Agreement is dependent on the market price of the Company’s common stock, trading volume, and availability of unreserved shares, which cannot be assured, and as a result cannot be included as sources of liquidity for the Company’s ASC 205-40 analysis.

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
(b)Comprehensive Loss
Comprehensive loss represents the net loss for the period adjusted for other comprehensive loss. Other comprehensive loss is comprised of currency translation adjustments relating to the Company's subsidiaries and equity method investments, whose functional currency is not the U.S. dollar.
(c)Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company's most significant estimates and judgments involve valuation of the Company's stock-based compensation related to the fair value of market-based restricted stock units, assignment of fair value and allocation of purchase price in connection with the Romeo Acquisition, the valuations of warrant liabilities, derivative liabilities, the Put Right and Price Differential, estimates related to the Company's lease assumptions and revenue recognition, contingent liabilities, including litigation reserves, inventory valuation and warranty reserves, including inputs and assumptions related to recall campaigns. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
(d)Segment Information
Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM"), in deciding how to allocate resources and in assessing performance. The Company has two business units, the Truck business unit and Energy business unit. The Truck business unit is manufacturing and selling FCEV and BEV trucks that provide, or are expected to provide, environmentally friendly, cost effective solutions to the trucking sector. The Energy business unit is developing and constructing a network of hydrogen fueling stations to meet hydrogen fuel demand for the Company's customers. The Company's chief executive officer, who is also the CODM, makes decisions and manages the Company's operations as a single reporting unit, and single operating and reportable segment for purposes of allocating resources and evaluating financial performance.
(e)Accounts Receivable, net
Accounts receivable, net, are reported at the invoiced amount, less an allowance for potential uncollectible amounts. The Company had no allowance for uncollectible amounts as of December 31, 2023 and 2022.
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
(g)Concentration of Supplier Risk
The Company is subject to risks related to its dependence on suppliers as some of the components and technologies used in the Company’s products are produced by a limited number of sources or contract manufacturers. The inability of these suppliers to deliver necessary components in a timely manner, at prices and quantities acceptable to the Company may cause the Company to incur transition costs to other suppliers and could have a material and adverse impact on the Company’s business, growth and financial and operating results. For example, the Company relies on a limited number of suppliers of battery products. The manufacturing process of battery products is complex, highly technical and can be affected by supply chain disruptions and component shortages.
(h)Concentration of Customer Risk
The Company is subject to risks related to its dependence on dealers to facilitate sales to end users. The Company sold FCEV and BEV trucks to ten dealers during the year ended December 31, 2023, with four dealers individually representing sales in excess of 10% of total revenue. The loss of any of these dealers, or a significant reduction in sales to any such dealer, could adversely affect the Company's revenues.
(i)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds to be cash equivalents. As of December 31, 2023 and 2022 the Company had $464.7 million and $225.9 million of cash and cash equivalents, respectively. Cash equivalents included $29.8 million and zero of highly liquid investments as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Company had $29.3 million and $88.1 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and primarily consists of securitization of the Company's letters of credit, leases, and debt. See Note 8, Debt and Finance Lease Liabilities, for additional details.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$464,715	$225,850	$497,241
Restricted cash and cash equivalents—current	1,224	10,600	—
Restricted cash and cash equivalents—non-current	28,026	77,459	25,000
Cash, cash equivalents and restricted cash and cash equivalents	$493,965	$313,909	$522,241
(j)Fair Value of Financial Instruments
The carrying value and fair value of the Company's financial instruments are as follows:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$29,839	$—	$—	$29,839
Derivative asset	—	—	69	69

Liabilities
Derivative liability	$—	$—	$8,871	$8,871
Warrant liability	—	—	10	10

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$170	$170

Liabilities
Warrant liability	$—	$—	$381	$381
Senior Convertible Notes	—	—	50,000	50,000
Put Premium Derivative Asset
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of the June 2022 Toggle Convertible Notes. In conjunction with the issuance of the June 2022 Toggle Convertible Notes, the Company entered into a premium letter agreement (the "Put Premium") with the purchasers (the "Note Purchasers") of the June 2022 Toggle Convertible Notes which requires the Note Purchasers to pay $9.0 million to the Company if during the period through the date that is thirty months after the closing date of the private placement of June 2022 Toggle Convertible Notes, the last reported sale price of the Company's common stock has been at least $20.00 for at least 20 trading days during any consecutive 40 trading day period.
The Put Premium was determined to be an embedded derivative asset and met the criteria to be separated from the host contract and carried at fair value. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized in other income (expense), net on the consolidated statements of operations. The fair value of the derivative asset is included in prepaid expenses and other current assets on the consolidated balance sheets. The change in fair value of the derivative asset was as follows:

Derivative asset
Estimated fair value at December 31, 2021	$—
Recognition of derivative asset	1,500
Change in estimated fair value	(1,330)
Estimated fair value at December 31, 2022	170
Change in estimated fair value	(101)
Estimated fair value at December 31, 2023	$69
The fair value of the derivative asset was immaterial as of December 31, 2023 and 2022.
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

Warrant liabilities
Estimated fair value at December 31, 2020	$7,335
Change in estimated fair value	(3,051)
Estimated fair value at December 31, 2021	4,284
Change in estimated fair value	(3,903)
Estimated fair value at December 31, 2022	381
Change in estimated fair value	(371)
Estimated fair value at December 31, 2023	$10
The fair value of the warrants outstanding was estimated using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. The following reflects the inputs and assumptions used:

	As of December 31,
	2023	2022
Stock price	$0.88	$2.16
Exercise price	$11.50	$11.50
Remaining term (in years)	1.42	2.42
Volatility	100%	100%
Risk-free rate	4.51%	4.28%
Expected dividend yield	—	—
Derivative Liabilities
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
On September 13, 2021, the Company entered into an Amended Membership Interest Purchase Agreement (the "Amended MIPA") with WVR and the Sellers, pursuant to which the Put Right, was removed in its entirety and replaced with the first

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
price differential and second price differential (together the "Price Differential"). The first price differential was equal to $14.86 (the "Issue Price"), less the average closing price for shares of the Company's common stock for the 15 consecutive days immediately following September 20, 2021. The second price differential was equal to the Issue Price less the average closing price for shares of the Company's common stock for the five consecutive days immediately following June 20, 2022. If the first price differential was positive, the Company was obligated to pay to each Seller an amount equal to the product of 50% of such Seller's portion of the closing stock consideration and the first price differential on October 12, 2021. If the second price differential was positive, the Company was obligated to pay to each Seller an amount equal to the product of 50% of such Seller's portion of the closing stock consideration and the second price differential on June 28, 2022. Under the Amended MIPA, the Company's maximum obligation was $10.0 million in aggregate.
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
The derivative liability was remeasured to its fair value at each reporting period and upon settlement. In accordance with the Amended MIPA, the first price differential with the Sellers was settled in the fourth quarter of 2021 for $3.4 million and the second price differential was settled in the third quarter of 2022 for $6.6 million, eliminating the Company's derivative liability balance as of December 31, 2022.
The derivative liability was remeasured at each reporting period with changes in its fair value recorded in other income (expense), net on the consolidated statements of operations. The change in fair value of the derivative liability was as follows:

Derivative liability
Estimated fair value at December 31, 2020	$—
Recognition of derivative liability	7,705
Change in estimated fair value	(104)
Settlement of first price differential	(3,412)
Estimated fair value at December 31, 2021	4,189
Change in estimated fair value	2,399
Settlement of second price differential	(6,588)
Estimated fair value at December 31, 2022	$—
Embedded conversion features derivative liabilities
On April 11, 2023, the Company completed an exchange (the "Exchange") of $100.0 million aggregate principal amount of the Company's existing June 2022 Toggle Convertible Notes for the issuance of $100.0 million aggregate principal amount of 8.00% / 11.00% Series B convertible senior PIK toggle notes (the "April 2023 Toggle Convertible Notes"). The April 2023 Toggle Convertible Notes were issued pursuant to an indenture dated as of April 11, 2023 (the "April 2023 Toggle Convertible Notes Indenture").
Additionally, in June 2023, the Company completed a private placement of $11.0 million aggregate principal amount of unsecured 8.00% / 8.00% Series C convertible senior PIK toggle notes (the "June 2023 Toggle Convertible Notes" and, together with the June 2022 Toggle Convertible Notes and the April 2023 Toggle Convertible Notes, the "Toggle Convertible Notes"). The June 2023 Toggle Convertible Notes were issued pursuant to an indenture dated as of June 23, 2023 (the "June 2023 Toggle Convertible Notes Indenture").
The April 2023 Toggle Convertible Notes Indenture and June 2023 Toggle Convertible Notes Indenture, among other things, limited conversion of the notes in certain instances until the earlier to occur of (x) an increase in the number of authorized shares in an amount sufficient to, among other things, allow for the issuance of common stock underlying the notes and (y) October 11, 2023, and provided that the Company shall elect to settle conversions of the notes in cash until such

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
increase in the number of authorized shares occurred, and the Company obtained the stockholder approval contemplated by Rule 5635 of the Nasdaq listing rules ("Nasdaq Rule 5635").
The conversion features embedded to the April 2023 Toggle Convertible Notes and June 2023 Toggle Convertible Notes were bifurcated and recognized separately at fair value due to the temporary requirement to settle conversions in cash, in certain instances, until stockholder approval as contemplated by Nasdaq Rule 5635 was obtained to increase the number of authorized shares. Upon the Exchange, the Company recognized $21.2 million for the embedded conversion features as a derivative liability within accrued expenses and other current liabilities on the consolidated balance sheets.
During the third quarter of 2023, and commensurate with the approval to increase the number of authorized shares on August 3, 2023, the Company reassessed the conversion features bifurcated from the April 2023 Toggle Convertible Notes and June 2023 Toggle Convertible Notes. As of August 3, 2023, the conversion features met all equity classification criteria, and as a result, the derivative liabilities were remeasured as of August 3, 2023, and reclassified from accrued expenses and other current liabilities to additional paid-in capital on the consolidated balance sheets. Changes in the fair value of the derivative liabilities are recorded within other income (expense), net on the consolidated statements of operations.
During the year ended December 31, 2023, the change in fair value of the derivative liabilities was as follows:

Derivative liability
Estimated fair value as of December 31, 2022	$—
Recognition of derivative liability	21,180
Change in estimated fair value	220,671
Reclassification to equity	(241,851)
Estimated fair value at December 31, 2023	$—
The fair value of the conversion features was estimated by applying a with-and-without approach to a binomial lattice model. The following reflects the ranges of inputs and assumptions used:

For The Year Ended
December 31, 2023
Stock price	$1.09 - $3.40
Conversion price	$1.46 - $1.48
Risk free rate	3.76% - 4.58%
Equity volatility	47.5% - 70%
Expected dividend yield	—%
Credit spread	14.9% - 20.1%
Additionally, on December 12, 2023, the Company consummated an underwritten public offering of $175.0 million aggregate principal amount of the Company’s 8.25% Green Convertible Senior Notes due 2026 (the “8.25% Convertible Notes”). The 8.25% Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 12, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture, dated as of December 12, 2023, between the Company and the Trustee.
The conversion features embedded in the 8.25% Convertible Notes met the criteria to be separated from the host contract and recognized separately at fair value. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized in other income (expense), net on the consolidated statements of operations. As of the issuance of the 8.25% Convertible Notes, the Company recognized $47.3 million for the embedded conversion features as a derivative liability within accrued expenses and other current liabilities on the consolidated balance sheets. The change in fair value of the derivative liability was as follows:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative liability
Estimated fair value as of December 31, 2022	$—
Recognition of derivative liability	47,250
Change in estimated fair value	10,458
Settlement of derivative liability for conversions	(48,837)
Estimated fair value as of December 31, 2023	$8,871
The fair value of the conversion features was estimated by applying a with-and without approach. The following reflects the ranges of inputs and assumptions used:

For the year ended
December 31, 2023
Stock price	$0.72 - $0.91
Conversion price	$0.90
Risk free rate	3.97% - 4.42%
Credit spread	14.20% - 15.10%
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
As of August 3, 2023, the share-based payment awards classified as liabilities no longer required cash settlement upon distribution or exercise. The Company reclassified the share-based payment awards into additional paid in capital on the Company's consolidated balance sheets at their fair value. Changes in the fair value of liability classified awards during the year ended December 31, 2023, were as follows:

Liability classified awards
Liability classified awards as of December 31, 2022	$—
Reclassification of share-based payment awards to liability	10,401
Change in fair value	10,591
Reclassification of share-based payment awards to equity	(20,992)
Liability classified awards as of December 31, 2023	$—
(k)Inventory
Inventory cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories are stated at the lower of cost or net realizable value. Inventories are written down for any excess or obsolescence and when net realizable value, which is based upon estimated selling prices, is in excess of carrying value plus costs to complete. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration of or increase in that newly established cost basis.
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

Computers	3 years
Software	3 to 5 years
Demo trucks	2 years
Vehicles	5 years
Machinery and equipment	3 to 20 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or lease term
Tooling	Based off estimated production quantity
Buildings	20 to 40 years
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
Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful life of the assets or the lease term. The interest component of a finance lease is included in interest expense, net on the consolidated statements of operations and recognized using the effective interest method over the lease term. Operating lease assets are amortized on a straight-line basis over the term of the lease. Leases with terms of 12 months or less at commencement are expensed over the lease term. The Company has also elected not to separate lease and non-lease components within a leasing arrangement related to the Company's existing classes of assets. Non-lease components primarily include payments for maintenance and utilities.
Variable payments related to a lease are expensed as incurred. These costs often relate to payments for real estate taxes, insurance, common area maintenance, and other operating costs in addition to base rent.
(o)Goodwill
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of the goodwill impairment test, which is performed annually. For purposes of assessing the impairment of goodwill, the Company performs a qualitative analysis on December 31 of each year to determine if events or changes in circumstances indicate the fair value of the reporting unit is less than its carrying value.
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
There was no impairment of goodwill for the years ended December 31, 2023, 2022 and 2021.
(p)Intangible Assets with Indefinite Useful Lives
The Company is required to test its intangible assets with indefinite lives for impairment annually using the guidance for indefinite-lived intangible assets. The Company's evaluation consists of first assessing qualitative factors to determine if impairment of the asset is more likely than not. If it is more likely than not that the asset is impaired, the Company determines the fair value of the asset and records an impairment charge if the carrying amount exceeds the fair value.
There were no impairments of indefinite-lived intangible assets for the years ended December 31, 2023, 2022 and 2021. See Note 6, Intangible Assets, Net, for further discussion.
For intangible assets acquired in a non-monetary exchange, the estimated fair value of the shares transferred are used to establish their recorded values.
(q)Long-Lived Assets and Finite Lived Intangibles
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
There were no impairments of long-lived assets for the years ended December 31, 2023, 2022, and 2021. See Note 4, Balance Sheet Components, and Note 6, Intangible Assets, Net, for further discussion.
(r)Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
A valuation allowance is recognized when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2023 and 2022. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.
(s)Stock-based Compensation
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
(t)Warrant Liability
The Company may issue common stock warrants with debt, equity or as a standalone financing instruments that are recorded as either liabilities or equity in accordance with the respective accounting guidance. Warrants recorded as equity are recorded at their relative fair value determined at the issuance date and remeasurement is not required. Warrants recorded as liabilities are recorded at their fair value, within other long-term liabilities on the consolidated balance sheets, and remeasured on each reporting date with changes recorded in revaluation of warrant liability on the Company's consolidated statements of operations.
(u)Revenue Recognition
Truck sales
Truck sales consist of revenue recognized on the sales of the Company's trucks. The sale of a truck is generally recognized as a single performance obligation at the point in time when control is transferred to the customer, which has historically been only the Company's dealers. Control is generally deemed transferred when the product is picked up by the carrier and the dealer can direct the product's use and obtain substantially all of the remaining benefits from the product. The Company may offer certain after-market upgrades at the request of dealers. If a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation. In accordance with state law and the Company's dealer agreements, the Company may be required to repurchase dealer inventory in the event a dealer agreement is terminated, and accounts for these as sales with right of return.
Revenue is recognized based on the transaction price, which is measured as the amount of consideration that the Company expects to receive in exchange for transferring the product pursuant to the terms of the contract with its dealer. The transaction price may be adjusted, if applicable, for variable consideration, such as rebates and financing costs on floor plan arrangements, which requires the Company to make estimates for the portion of these allowances that have yet to be credited to dealers.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Payments for trucks sold are made in accordance with the Company's customary payment terms. The Company has elected an accounting policy whereby the Company does not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the dealer and the time when the dealer pays for that good or service will be one year or less. Sales tax collected from dealers is not considered revenue and is accrued until remitted to the taxing authorities. Shipping and handling activities occur after the dealer has obtained control of the product, thus the Company has elected to account for those expenses as fulfillment costs in cost of revenues, rather than an additional promised service.
Service and other
Service and other revenues primarily consist of sales of charging products, service parts, after-market parts, service and labor, and hydrogen. Sales are generally recognized as a single performance obligation at the point in time when control is transferred to the customer. Control is deemed transferred when the product is delivered to the customer and the customer can direct the product's use and obtain substantially all of the remaining benefits from the asset. Payment for products sold are made in accordance with the Company's customary payment terms and the Company's contracts do not have significant financing components. The Company has elected to exclude sales taxes from the measurement of the transaction price.
(v)Product Warranties and Recall Campaigns
Product warranty costs are recognized upon transfer of control of trucks to dealers, and are estimated based on factors including the length of the warranty (generally 2 to 5 years), product costs, and product failure rates. Warranty reserves are reviewed and adjusted quarterly to ensure that accruals are adequate to meet expected future warranty obligations. Estimating future warranty costs is highly subjective and requires significant management judgment. Management believes that the accruals are adequate, however, based on the limited historical information available, it is possible that substantial additional charges may be required in future periods based on new information or changes in facts and circumstances. The Company's accrual includes estimates of the replacement costs for covered parts which is based on historical experience. This could be impacted by contractual changes with third-party suppliers or the need to identify new suppliers and the engineering and design costs that would accompany such a change. Increases in estimated replacement costs of 10% could increase accrued warranty costs by $1.4 million. The warranty accrual also includes estimated failure rates for certain components covered by the warranty. There is limited history to inform these estimates due to the recent launch of the Company's products, and changes to the estimated failure rates of 10% could increase the accrual by $1.1 million.
Recall campaign costs are recognized when a product recall liability is probable and related amounts are reasonably estimable. Costs are estimated based on the number of trucks to be repaired and the required repairs including engineering and development, product costs, labor rates, and shipping. Estimating the cost to repair the trucks is highly subjective and requires significant management judgment. Based on information that is currently available, management believes that the accruals are adequate. It is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, availability of materials from key suppliers, and actions the Company may commit to or be required to undertake.
During the third quarter of 2023, the Company filed a voluntary recall with the National Highway Traffic Safety Administration for the Company's BEV trucks. The recall was initiated as a result of preliminary results of the Company's battery pack thermal event investigation. The investigation was in response to a thermal event caused by a battery pack defect and is ongoing. The Company has transported all BEV trucks to the Company's manufacturing facility where they are being retrofit with battery packs from another supplier. The Company accrued recall campaign costs of $65.8 million, of which $3.0 million has been incurred through December 31, 2023 for the BEV trucks that are expected to be returned to dealers and their retail customers once the recall work is complete. The accrual includes estimates of product costs which are based upon historical experience. This could be impacted by contractual changes with third-party suppliers or the need to identify new suppliers and the engineering and design costs that would accompany such a change. Increases to the estimated product costs of 10% could increase the accrual by $4.3 million. The Company placed a temporary hold on new BEV truck shipments until its

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
BEV truck inventory has been retrofit with alternative battery packs. See Note 14, Commitments and Contingencies, for additional information.
The change in warranty liability for the year ended December 31, 2023 is summarized as follows:

Warranty liability
Accrued warranty at December 31, 2021	$—
Warranties issued in period - product warranty	8,079
Warranty costs incurred	(291)
Accrued warranty at December 31, 2022	7,788
Warranties issued in period - product warranty	11,888
Warranties issued in period - recall campaign	65,778
Net changes in liability for pre-existing warranties	(2,622)
Warranty costs incurred	(3,886)
Accrued warranty at December 31, 2023	$78,946
(w)Research and Development Expense
Research and development expense consist of outsourced engineering services, allocated facilities costs, depreciation, internal engineering and development expenses, materials, labor, stock-based compensation related to development of the Company's products and services, and expenses related to operating the manufacturing plant until the start of commercial production. Research and development costs are expensed as incurred.
(x)Selling, General, and Administrative Expense
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
Advertising expense is expensed as incurred and was $2.0 million, $2.0 million and $1.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(y)Other Income (Expense)
Other income (expense) consists of revaluation gains and losses on derivative assets and liabilities, grant income received from various governmental entities, foreign currency gains and losses, unrealized gains and losses on investments, and gains and losses on the sale of equipment. Grant income is recognized as income over the periods necessary to match the income on a systematic basis to the costs that it is intended to compensate.
For the year ended December 31, 2023, 2022 and 2021, the Company recognized a $2.2 million loss, $1.0 million gain, and $1.4 million gain respectively, related to foreign currency adjustments.
(z)Net Loss Per Share
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
(aa)Recent Accounting Pronouncements.
Recently issued accounting pronouncements not yet adopted
In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-06 to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements
In December 2023, FASB issued ASU No. 2023-09, Income Taxes, to enhance income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company plans to adopt ASU 2023-09 for the year ended December 31, 2025, and is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
3. BUSINESS COMBINATIONS (Continued)
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
During the second quarter of 2023, the Company transferred ownership of all of Romeo’s right, title and interest in and to all of its tangible and intangible assets to an Assignee, who is designated Assignee to act as the assignee for the benefit of creditors of Romeo. For the years ended December 31, 2023 and 2022, the operations of Romeo are reported as discontinued operations on the Company's consolidated statements of operation. Refer to Note 11. Deconsolidation of Subsidiary, for additional information.
The Company incurred transaction expenses of approximately $7.3 million (excluding $7.3 million associated with discontinued operations) for the year ended December 31, 2022, which are recognized in selling, general and administrative expense on the Company's consolidated statements of operations.
4.BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at December 31, 2023 and 2022, respectively:

	As of December 31,
	2023	2022
Raw materials	$32,889	$52,442
Work-in-process	15,486	9,646
Finished goods	8,206	47,677
Service parts	6,007	2,105
Total inventory	$62,588	$111,870
During the year ended December 31, 2023, the Company reclassified all BEV truck finished goods inventory to work in process to be retrofit with alternative battery packs related to the Company's voluntary recall. Additionally, during the year ended December 31, 2023, the Company wrote down BEV inventory related to the battery packs, cells and other BEV components for $45.7 million which were deemed excess or obsolete due to the voluntary recall.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
4. BALANCE SHEET COMPONENTS (Continued)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at December 31, 2023 and 2022, respectively:

	As of December 31,
	2023	2022
Prepaid expenses	$6,152	$5,333
Non-trade receivables	5,570	6,064
Inventory deposits	4,843	415
Holdback receivable	3,655	—
Prepaid insurance premiums	2,148	3,611
Deposits	1,643	3,917
Prepaid software	1,421	1,015
Deferred implementation costs	479	2,101
Headquarters sale agreement receivable	—	5,487
Total prepaid expenses and other current assets	$25,911	$27,943
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
The Company recorded $0.5 million and $2.8 million of amortization expense on the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively, related to deferred implementation costs. Amortization expense during the year ended December 31, 2021 was immaterial.
Non-trade receivables
For the years ended December 31, 2023, 2022 and 2021, the Company recognized government grant income totaling $2.7 million, $1.2 million and $2.4 million, respectively, in connection with the Arizona Qualified Facility Tax Credit (“QFTC”). As GAAP does not contain authoritative accounting standards on this topic, the Company accounted for the QFTC by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, the grant is recognized on a systematic basis over the periods in which the qualifying expenses are incurred when it is determined that receipt of the grant is no longer contingent. As of December 31, 2023 and 2022, the Company recognized $2.0 million and $1.2 million in prepaid expenses and other current assets, respectively, on the consolidated balance sheets. The Company must continue to maintain compliance of the QFTC within the meaning of A.R.S. § 41-1512(X)(5) and, in respect to at least 51% of the then Qualified Eligible Person ("QEP"), to continue to pay at least the applicable threshold wage, to qualify for the tax credits related to the Phoenix, Arizona facility for a maximum of $6.1 million, in five equal installments of $1.2 million and the tax credits related to the Coolidge, Arizona facility for a maximum of $3.7 million, in five equal installments of $0.7 million.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
4. BALANCE SHEET COMPONENTS (Continued)
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at December 31, 2023 and 2022, respectively:

	As of December 31,
	2023	2022
Buildings	$239,918	$127,797
Construction-in-progress	135,994	209,187
Equipment	67,657	35,257
Tooling	39,389	17,693
Finance lease assets	37,504	2,193
Software	8,649	8,568
Land	7,957	24,762
Other	4,926	3,501
Leasehold improvements	3,100	2,953
Furniture and fixtures	1,483	1,492
Demo vehicles	788	15,215
Property, plant and equipment, gross	547,365	448,618
Less: accumulated depreciation and amortization	(43,949)	(30,833)
Total property, plant and equipment, net	$503,416	$417,785
Construction-in-progress on the Company's consolidated balance sheets as of December 31, 2023 relates primarily to the development of hydrogen infrastructure.
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $28.9 million, $14.4 million and $8.2 million, respectively.
During the year ended December 31, 2023, the Company reassessed the useful lives of its BEV demo vehicles due to the recall in the current year, and subsequently retired all demo vehicles.
In July 2023, the Company executed a membership interest and asset purchase agreement (the "FFI Purchase Agreement") with FFI. Pursuant to the terms of the FFI Purchase Agreement, FFI Phoenix Hub Holdings, LLC, acquired 100% of the interests in Phoenix Hydrogen Hub, LLC, the Company's wholly owned subsidiary holding the assets related to the Phoenix hydrogen hub project, including land and construction-in-progress. The Company received net proceeds of $20.7 million during the third quarter of 2023 pursuant to the terms of the FFI Purchase Agreement. The Company's proceeds are net of a $3.7 million holdback, which the Company recorded in prepaid expenses and other current assets, on the consolidated balance sheets.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
4. BALANCE SHEET COMPONENTS (Continued)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31, 2023 and 2022, respectively:

	As of December 31,
	2023	2022
Settlement liabilities	$91,330	$90,000
Warranty liability, current	65,703	1,484
Accrued purchase of intangible asset	13,796	32,126
Derivative liability	8,871	—
Inventory received not yet invoiced	8,642	18,167
Other accrued expenses	5,137	2,152
Accrued outsourced engineering services	4,207	8,056
Accrued payroll and payroll related expenses	3,254	8,298
Accrued purchases of property, plant and equipment	2,458	3,587
Operating lease liabilities, current	1,867	1,979
Accrued legal expenses	1,708	2,041
Accrued Equity Distribution Agreement Fees	49	1,681
Supply agreement revision commitment	—	10,000
Total accrued expenses and other current liabilities	$207,022	$179,571
Settlement liabilities on the Company's consolidated balance sheets as of December 31, 2023 include $84.0 million related to the SEC settlement and $1.8 million in expected settlements related to the Lion Electric matter, each discussed further under Legal Proceedings in Note 14, Commitments and Contingencies. Settlement liabilities also include $3.0 million related to a dispute over consulting services, $2.0 million related to insurance claims expected to be paid following thermal events and $0.6 million related to a fastener settlement.
5.LEASES
As of December 31, 2023 the Company leased land in Colton, California related to the development of hydrogen infrastructure, buildings for warehousing and office space in Arizona and in California, mobile fueling and hydrogen infrastructure assets, and equipment under noncancellable operating and finance leases expiring at various dates through March 2033. Certain of the Company's leases as of December 31, 2023, contain purchase options and options to renew that the Company has deemed reasonably certain to exercise. The Company's lease agreements do not contain material residual value guarantees or material restrictive covenants.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5. LEASES (Continued)
The following table summarizes the effects of finance and operating lease costs in the Company's consolidated statements of operations:

	Consolidated Statements of Operations Caption	Year Ended December 31,
		2023	2022	2021
Operating lease cost:
Lease cost	Selling, general and administrative	$2,622	$1,182	$130
Variable lease cost(1)	Selling, general and administrative	219	212	26
Total operating lease cost		2,841	1,394	156

Short-term lease cost	Research and development, Selling, general and administrative and Cost of revenues	3,617	1,744	1,155

Finance lease cost:
Amortization of right of use assets	Research and development, Selling, general and administrative and Cost of revenues	979	342	2,758
Interest on lease liabilities	Interest expense, net	753	44	789
Variable lease cost(1)	Selling, general and administrative and Cost of revenues	44	55	738
Total finance lease cost		1,776	441	4,285

Total lease cost		$8,234	$3,579	$5,596
(1)Variable lease costs were not included in the measurement of the operating and finance lease liabilities and primarily include property taxes, property insurance and common area maintenance expenses.
Supplemental balance sheet information related to leases is as follows:

	Classification	As of December 31,
		2023	2022
Assets
Finance lease assets, net	Property, plant and equipment, net	$36,106	$1,774
Operating lease assets	Other assets	6,358	7,936
Total lease assets		$42,464	$9,710

Liabilities
Current:
Finance lease liabilities	Debt and finance lease liabilities, current	$6,312	$367
Operating lease liabilities	Accrued expenses and other current liabilities	1,867	1,979
Non-current:
Finance lease liabilities	Long-term debt and finance lease liabilities, net of current portion	26,395	818
Operating lease liabilities	Operating lease liabilities	4,765	6,091
Total lease liabilities		$39,339	$9,255

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5. LEASES (Continued)

	As of December 31,
	2023	2022
Weighted average remaining lease term (years)
Finance leases	3.97	4.23
Operating leases	5.66	5.98
Weighted average discount rate
Finance leases	9.58%	4.94%
Operating leases	6.29%	5.92%
Supplemental cash flow information related to leases is as follows:

	As of December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow for finance leases	$753	$44
Operating cash flow for operating leases	2,502	1,102

Leased assets obtained in exchange for lease liabilities
Finance leases	$32,820	$1,547
Operating leases	706	6,176
Maturities of the Company's lease liabilities are as follows:

Years Ended December 31,	Finance leases	Operating leases	Total
2024	$9,182	$2,186	$11,368
2025	7,927	1,364	9,291
2026	15,370	1,287	16,657
2027	4,514	520	5,034
2028	3,051	466	3,517
Thereafter	149	2,197	2,346
Total lease payments	$40,193	$8,020	$48,213
Less: imputed interest	7,486	1,388	8,874
Total lease liabilities	$32,707	$6,632	$39,339
Less: current portion	6,312	1,867	8,179
Long-term lease liabilities	$26,395	$4,765	$31,160

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
6.INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$12,500	$37,500
FCPM license	47,181	—	47,181
Other intangibles	1,650	471	1,179
Total intangible assets	$98,831	$12,971	$85,860

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$5,357	$44,643
FCPM license	47,181	—	47,181
Other intangibles	800	151	649
Total intangible assets	$97,981	$5,508	$92,473
Amortization expense for the years ended December 31, 2023 and 2022 was $7.4 million and $5.5 million, respectively. Amortization expense for the year ended 2021 was immaterial.
In 2019, the Company was granted a non-exclusive and non-transferable license to intellectual property used in the Iveco S-WAY Platform and Product, which is the cab over engine truck manufactured by Iveco S.p.A ("Iveco"). The material rights under the license agreement include the non-exclusive use of the S-WAY key technology to manufacture, distribute and service BEV and FCEV trucks and related components in the United States, and the ability to grant the use of the key technology to the Company's North American sub-suppliers. The license was placed in service in the second quarter of 2022 commensurate with the start of production of the BEV. The license will be amortized over a 7-year useful life, as it reflects the period over which the sales of BEV and FCEV trucks utilizing Iveco S-WAY platform are expected to contribute to the Company's cash flows. The Company recorded $7.1 million and $5.4 million of amortization expense to cost of revenues on the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively, related to the S-WAY license.
In 2021, the Company was granted a non-exclusive and non-transferable license to intellectual property that will be used to adapt, further develop and assemble FCPMs for use in the production of the Company's FCEV. The license was accounted for as an asset acquisition and the accumulated cost of the license was determined to be €40.0 million or $47.2 million. As of December 31, 2023, the Company accrued €12.5 million or $13.8 million in accrued expenses and other current liabilities and €5.0 million or $5.5 million in other long-term liabilities on the consolidated balance sheets related to the payments for the license. As of December 31, 2022, the Company accrued €30.0 million or $32.1 million in accrued expenses and other current liabilities on the consolidated balance sheets. The payment schedule for the license was amended in 2023, pursuant to which payments will be made in two remaining installments in 2024 and 2025. The Company will amortize the license beginning at the start of in-house FCPM production, and the expected useful life is 7 years. As of December 31, 2023, the Company has not started amortizing the license.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
6. INTANGIBLE ASSETS, NET (Continued)
Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years Ended December 31,	Amortization
2024	$12,455
2025	14,140
2026	13,990
2027	13,940
2028	13,940
Thereafter	17,395
Total	$85,860
7.INVESTMENTS IN AFFILIATES
Investments in unconsolidated affiliates accounted for under the equity method consisted of the following:

		As of December 31,
	Ownership as of December 31, 2023	2023	2022
Nikola Iveco Europe GmbH	—%	$—	$4,142
Wabash Valley Resources LLC	20%	57,062	57,674
Nikola - TA HRS 1, LLC	—%	—	1,000
		$57,062	$62,816
Equity in net loss of affiliates on the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Equity in net loss of affiliates:
Nikola Iveco Europe GmbH	$(15,556)	$(20,394)	$(3,900)
Wabash Valley Resources LLC	(862)	(271)	320
Total equity in net loss of affiliates	$(16,418)	$(20,665)	$(3,580)
Nikola Iveco Europe GmbH
In April 2020, the Company and Iveco became parties to a series of agreements which established a joint venture in Europe, Nikola Iveco Europe GmbH. The operations of the joint venture were located in Ulm, Germany, and consisted of manufacturing the FCEV and BEV Class 8 trucks for the European market. The agreements provided for a 50/50 ownership of the joint venture and a 50/50 allocation of the joint venture's production volumes and profits between Nikola and Iveco. Both parties were entitled to appoint an equal number of members to the shareholders' committee of the joint venture. Pursuant to the terms of the agreements and amended contribution agreement, the Company and Iveco each contributed cash and intellectual property licenses to their respective technology.
Nikola Iveco Europe GmbH was considered a VIE due to insufficient equity to finance its activities without additional subordinated financial support. The Company was not considered the primary beneficiary as it did not have the power to direct the activities that most significantly impacted the economic performance based on the terms of the agreements. Accordingly, the VIE was accounted for under the equity method.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. INVESTMENTS IN AFFILIATES (Continued)
During the year ended December 31, 2022 the Company made total contributions to Nikola Iveco Europe GmbH of €20.0 million (approximately $21.8 million). During the years ended December 31, 2023 and 2021 no contributions were made to Nikola Iveco Europe GmbH.
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
On the Divestiture Closing, the Company recognized a gain equal to the difference between the consideration received and its basis in the Nikola Iveco Europe GmbH investment, consisting of a liability balance of $11.4 million for investment in affiliates, and cumulative currency translation losses of $1.5 million. The delivery of the Licensed Software on the Divestiture Closing was determined to represent a right to use the Licensed Software and the performance obligation was satisfied upon the delivery of the Licensed Software on Divestiture Closing. The Company recognized gains related to the derecognition of its basis in Nikola Iveco Europe GmbH and delivery of the Licensed Software in gain on divestiture of affiliate on the consolidated statements of operations. During the year ended December 31, 2023, the Company recognized a gain of $70.8 million in gain on divestiture of affiliates consisting of the following:

Year Ended December 31, 2023
Cash consideration received	$35,000
Contingent stock consideration receivable	25,956
Derecognition of investment in affiliate	11,428
Derecognition of cumulative currency translation losses	(1,535)
Gain on divestiture of affiliate	$70,849
Contingent stock consideration received
The contingent stock consideration was accounted for as variable consideration and included in total consideration as of Divestiture Closing, as it was not probable that a significant reversal of such consideration would occur upon resolution of the contingency. On August 3, 2023, the Software Due Diligence was deemed successful, and Iveco transferred to the Company 20.6 million shares of Nikola common stock, which were immediately retired. The Company recognized the fair value of the common stock upon receipt in accumulated deficit on the consolidated balance sheets. The fair value of the contingent stock consideration was measured based on the closing price of the Company's common stock price, with changes in fair value recognized in other income (expense), net on the consolidated statements of operations.
During the year ended December 31, 2023, the change in fair value of the contingent stock consideration was as follows:

Stock consideration receivable
Fair value at June 29, 2023	$25,956
Change in fair value	43,981
Receipt of shares for stock consideration	(69,937)
Fair value at December 31, 2023	$—
Wabash Valley Resources LLC
On June 22, 2021, the Company entered into a MIPA with WVR and the Sellers, pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for $25.0 million in cash and 1,682,367 shares of the Company's common

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. INVESTMENTS IN AFFILIATES (Continued)
stock. The common stock consideration was calculated based on the Company's 30-day average closing stock price, or $14.86 per share, and the Company issued 1,682,367 shares of its common stock. As of the WVR Closing Date, the fair value of the stock consideration and Put Right was $32.4 million, based upon the closing price of the Company's common stock as of the WVR Closing Date and fair value of the embedded Put Right. See Note 2, Summary of Significant Accounting Policies for additional details related to the Put Right.
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
As of December 31, 2023, the Company's maximum exposure to loss was $57.6 million, which represents the book value of the Company's equity interest and a loan to WVR for $0.5 million.
Nikola - TA HRS 1, LLC
In March 2022, the Company and Travel Centers of America, Inc. ("TA") entered into a series of agreements which established a joint venture, Nikola - TA HRS 1, LLC. The operations expected to be performed by the joint venture consist of the development, operation and maintenance of a hydrogen fueling station.
The agreements provided for 50/50 ownership of the joint venture. Both parties were entitled to appoint an equal number of board members to the management committee of the joint venture. Pursuant to the terms of the agreements, the Company contributed $1.0 million to Nikola - TA HRS 1, LLC in 2022.
Nikola - TA HRS 1, LLC was considered a VIE due to insufficient equity to finance its activities without additional subordinated financial support. The Company was not considered the primary beneficiary as it did not have the power to direct the activities that most significantly impact the economic performance based on the terms of the agreements. Accordingly, the VIE was accounted for under the equity method.
The Company did not guarantee debt for, or have other financial support obligations to the entity and its maximum exposure to loss in connection with its continuing involvement with the entity was limited to the carrying value of the investment.
On November 29, 2023, (the "Dissolution Closing"), the Company and TA executed the dissolution agreement of Nikola TA HRS 1, LLC (the "Dissolution Agreement") whereby the Company and TA mutually agreed to terminate efforts related to the joint development of the hydrogen fueling station, and accordingly, dissolve Nikola - TA, HRS 1, LLC. Upon the Dissolution Closing, the Company received a distribution equal to its basis in the investment, resulting in no gain or loss on the consolidated statements of operations.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8.DEBT AND FINANCE LEASE LIABILITIES
A summary of debt and finance lease liabilities as of December 31, 2023 and 2022 is as follows:

	As of December 31,
	2023	2022
Current:
Finance lease liabilities	$6,312	$367
Insurance premium financing	1,852	1,999
Promissory notes	699	9,309
Financing obligations	87	—
Senior Convertible Notes	—	50,000
Debt and finance lease liabilities, current	$8,950	$61,675

Non-current:
Toggle Convertible Notes	$124,061	$199,786
Financing obligations	101,470	50,359
Finance lease liabilities	26,395	818
8.25% Convertible Notes	15,047	—
Promissory notes	2,306	39,165
Long-term debt and finance lease liabilities, net of current portion	$269,279	$290,128
The fair values of the following debt obligations are estimated using level 2 fair value inputs, including stock price and risk-free rates. The following table presents the carrying value and estimated fair values:

	As of December 31, 2023
	Carrying Value	Fair Value
June 2022 Toggle Convertible Notes	$115,097	$100,516
8.25% Convertible Notes	15,047	25,579
June 2023 Toggle Convertible Notes	8,964	10,108
Promissory notes	3,005	2,955
Insurance premium financings	1,852	1,854
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. DEBT AND FINANCE LEASE LIABILITIES (Continued)
In April 2023, the Company completed an exchange of $100.0 million aggregate principal amount of the Company's June 2022 Toggle Convertible Notes for the issuance of $100.0 million aggregate principal amount of April 2023 Toggle Convertible Notes, which will mature on May 31, 2026. The April 2023 Toggle Convertible Notes were issued pursuant to the April 2023 Toggle Convertible Notes Indenture. In conjunction with the issuance of the April 2023 Toggle Convertible Notes, the Company executed the first supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of April 3, 2023 (the "First Supplemental Indenture to June 2022 Notes"), and the second supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of April 10, 2023 (the "Second Supplemental Indenture to June 2022 Notes"), which First Supplemental Indenture to June 2022 Notes, among other things, amended the conversion provisions of the June 2022 Toggle Convertible Notes Indenture.
Additionally, in June 2023, the Company completed a private placement of $11.0 million aggregate principal amount of the Company's June 2023 Toggle Convertible Notes, which will mature on May 31, 2026. The June 2023 Toggle Convertible Notes were issued pursuant to the June 2023 Toggle Convertible Notes Indenture (together with the June 2022 Toggle Convertible Notes Indenture and the April 2023 Toggle Convertible Notes Indenture, the "Toggle Convertible Notes Indentures"). The June 2023 Toggle Convertible Notes were issued in consideration as a consent fee to the holders for execution of the third supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of June 23, 2023 (the "Third Supplemental Indenture to June 2022 Notes"), and the first supplemental indenture to the April 2023 Toggle Convertible Notes Indenture dated as of June 23, 2023 (the "First Supplemental Indenture to April 2023 Notes"), which, among other things, released Romeo as a guarantor of the June 2022 Toggle Convertible Notes and the April 2023 Toggle Convertible Notes, respectively.
Below is a summary of certain terms of the Toggle Convertible Notes:
Interest Payments
The Company can elect to make any Cash Interest payment on the Toggle Convertible Notes, through the issuance of additional Toggle Convertible Notes in the form of PIK Interest, or any combination thereof. Interest on the Toggle Convertible Notes is payable semi-annually in arrears. The interest rates and payment dates for each of the Toggle Convertible Notes is summarized below:

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
Conversions
Based on the applicable conversion rate, the Toggle Convertible Notes plus any accrued and unpaid interest are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. However, conversions of the Toggle Convertible Notes were limited in certain instances until the earlier to occur of (x) an increase in the number of authorized shares in an amount sufficient to, among other things, allow for the issuance of common stock underlying such Toggle Convertible Notes and (y) October 11, 2023, and the Company shall elect to settle conversions of the Toggle Convertible Notes in cash until such increase in the number of authorized shares has occurred and in the case of conversions of the April 2023 Toggle Convertible Notes, the Company obtains the stockholder approval contemplated by Nasdaq Rule 5635. The Company amended its Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 800,000,000 to 1,600,000,000, following approval by the stockholders at the Company's annual meeting of stockholders on August 3, 2023.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. DEBT AND FINANCE LEASE LIABILITIES (Continued)
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. DEBT AND FINANCE LEASE LIABILITIES (Continued)
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
During the second quarter of 2023, the exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million of April 2023 Toggle Convertible Notes was determined to represent a substantial change in terms and extinguishment accounting was applied. The Company recognized a loss on debt extinguishment of $20.4 million for the year ended December 31, 2023. As part of the assessment of the exchange, the Company bifurcated the conversion features on the April 2023 Toggle Convertible Notes and recognized a derivative liability of $21.2 million as of the exchange date, resulting in an adjustment to the debt discount.
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
The net carrying amounts of the debt component of the Toggle Convertible Notes as of December 31, 2023 were as follows:

	June 2022 Toggle Convertible Notes	June 2023 Toggle Convertible Notes
Principal amount	$123,478	$11,460
Accrued PIK interest	1,170	—
Unamortized discount	(2,306)	(2,496)
Unamortized issuance costs	(7,245)	—
Net carrying amount	$115,097	$8,964
The net carrying amounts of the debt component of the Toggle Convertible Notes as of December 31, 2022 were as follows:

June 2022 Toggle Convertible Notes
Principal amount	$210,939
Accrued PIK interest	1,998
Unamortized discount	(6,443)
Unamortized issuance costs	(6,708)
Net carrying amount	$199,786

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. DEBT AND FINANCE LEASE LIABILITIES (Continued)
As of December 31, 2023, the effective interest rates on the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes were 13.90% and 17.24%, respectively. Amortization of the debt discount and issuance costs is reported as a component of interest expense and is computed using the straight-line method over the term of the Toggle Convertible Notes, which approximates the effective interest method.
The following table presents the Company's interest expense related to the June 2022 Toggle Convertible Notes:

	Years Ended December 31,
	2023	2022
Contractual interest expense	$15,744	$12,937
Amortization of debt discount and issuance costs	3,333	2,156
Total interest expense	$19,077	$15,093
The following table presents the Company's interest expense related to the April 2023 Toggle Convertible Notes:

Year Ended
December 31, 2023
Contractual interest expense	$3,562
Amortization of debt discount and issuance costs	42,242
Total interest expense	$45,804
The following table presents the Company's interest expense related to the June 2023 Toggle Convertible Notes:

Year Ended
December 31, 2023
Contractual interest expense	$460
Amortization of debt discount and issuance costs	454
Total interest expense	$914
Senior Convertible Notes
First Purchase Agreement Notes
On December 30, 2022, the Company entered into a securities purchase agreement (the “First Purchase Agreement”) with the investors named therein for the sale of up to $125.0 million in initial principal amount of unsecured senior convertible notes (the “First Purchase Agreement Notes”), in a registered direct offering. The First Purchase Agreement Notes are convertible into shares of the Company’s common stock, subject to certain conditions and limitations. The Company consummated an initial closing for the sale of $50.0 million in aggregate principal amount of First Purchase Agreement Notes on December 30, 2022 (the "Series A Notes").
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
Each First Purchase Agreement Note accrued interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning April 1, 2023 for the Series A Notes, June 1, 2023 for the Series B-1 Notes and July 1, 2023 for the Series B-2 and Series B-3 Notes. Interest was payable in cash or shares of the Company's common stock or in a combination of cash and shares of common stock, at the Company’s option. Each First Purchase Agreement Note issued pursuant to the First Purchase Agreement and Amended Purchase Agreements will have a maturity date of one year from issuance, which may be extended at the option of the noteholders in certain instances. Upon any conversion, redemption or

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. DEBT AND FINANCE LEASE LIABILITIES (Continued)
other repayment of a First Purchase Agreement Note, a “make-whole” amount equal to the amount of additional interest that would accrue under such First Purchase Agreement Note at the interest rate then in effect assuming that the outstanding principal of such First Purchase Agreement Notes remained outstanding through and including the maturity date of such First Purchase Agreement Note.
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
At any time an “Equity Conditions Failure” (as defined in the First Purchase Agreement Notes) exists at the time of consummation of certain “Subsequent Placements” (as defined in the First Purchase Agreement), the noteholders have the right, subject to certain exceptions, to require that the Company redeem all, or any portion, of the Conversion Amount of the Notes not in excess of the gross proceeds of such Subsequent Placement at a redemption price of 100% of the Conversion Amount to be redeemed. If the noteholder is participating in such Subsequent Placement, the noteholder may require the Company to apply all, or any part, of any amounts that would otherwise be payable to the noteholder in such redemption, on a dollar-for-dollar basis, against the purchase price of the securities to be purchased by the noteholder in such Subsequent Placement.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. DEBT AND FINANCE LEASE LIABILITIES (Continued)
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
The Company will be subject to certain customary affirmative and negative covenants regarding the rank of the First Purchase Agreement Notes, the incurrence of certain indebtedness, the repayment of certain indebtedness, transactions with affiliates, and restrictions on certain issuance of securities, among other customary matters.
The following table summarizes conversions of the First Purchase Agreement notes during the year ended December 31, 2023:

	Series A Notes	Series B-1 Notes	Series B-2 Notes	Series B-3 Notes
Shares of common stock issued for conversions	21,785,618	21,127,720	21,758,268	22,639,159
Principal balance converted	$50,000	$25,000	$15,000	$12,075
Make-whole interest converted	$2,500	$1,250	$750	$604
Average conversion price	$2.41	$1.24	$0.72	$0.56
The Company elected to account for the First Purchase Agreement Notes pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The Company believes that the fair value option better reflects the underlying economics of the First Purchase Agreement Notes. As of December 31, 2023 and 2022, the Company recognized zero and $50.0 million, respectively, in debt and finance lease liabilities, current on the consolidated balance sheets for the fair value of First Purchase Agreement Notes outstanding. The First Purchase Agreement was terminated in the third quarter of 2023.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. DEBT AND FINANCE LEASE LIABILITIES (Continued)
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
At any time on or after August 21, 2023, the Conversion Amount is convertible at any time, at the Conversion Price. The Reference Price and Floor Price applicable to each issuance of Second Purchase Agreement Notes is summarized below:

	Reference Price	Floor Price
Series A-1 Notes	$2.940	$0.380
Series A-2 Notes	$2.940	$0.380
The following table summarizes conversions of the Second Purchase Agreement Notes during the year ended December 31, 2023:

	Series A-1 Notes	Series A-2 Notes
Shares of common stock issued for conversions	128,380,608	35,952,992
Principal balance converted	$125,000	$40,000
Make-whole interest converted	$6,250	$2,000
Average conversion price	$1.02	$1.17
The Company elected to account for the Second Purchase Agreement Notes pursuant to the fair value option under ASC 825. As of December 31, 2023, there were no Second Purchase Agreement Notes outstanding.
8.25% Convertible Notes
On December 12, 2023, the Company consummated the sale and issuance of $175.0 million aggregate principal amount of the 8.25% Green Convertible Senior Notes due 2026. The 8.25% Convertible Notes are senior, unsecured obligations of the Company.
The 8.25% Convertible Notes accrue interest at a rate of 8.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2024. The 8.25% Convertible Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. At any time before the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 8.25% Convertible Notes at their option. The Company will settle conversions by delivering (i) shares of the Company’s common stock (together, if applicable, with cash in lieu of any fractional share), at the then-applicable conversion rate; and (ii) a cash amount representing the present value of remaining scheduled coupon payments on the converted notes discounted at United States treasuries plus 50 basis points (the “Coupon Make-Whole Premium”). The initial conversion rate is $1,111.11 shares of common stock per $1,000 principal amount of 8.25% Convertible Notes, which represents an initial conversion price of approximately $0.90 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
The 8.25% Convertible Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after December 15, 2025 and before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 175% of the conversion price on each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. However, the Company may not redeem less than all of the outstanding 8.25% Convertible Notes unless at least $100.0 million aggregate principal amount of 8.25% Convertible Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the 8.25% Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. DEBT AND FINANCE LEASE LIABILITIES (Continued)
If certain corporate events that constitute a fundamental change occur prior to the maturity date, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their 8.25% Convertible Notes at a cash repurchase price equal to the principal amount of the 8.25% Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of fundamental change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.
The 8.25% Convertible Notes have customary provisions relating to the occurrence of events of default, which include the following: (i) certain payment defaults on the 8.25% Convertible Notes (which, in the case of a default in the payment of interest on the 8.25% Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain payment defaults or other defaults that result in the acceleration prior to stated maturity of indebtedness for borrowed money of the Company or any of its significant subsidiaries of at least $30,000,000 are not cured, waived, rescinded or discharged, as applicable, within 30 days after notice is given in accordance with the Indenture; (vi) the rendering of certain judgments against the Company or any of its significant subsidiaries for the payment of at least $30,000,000 (excluding any amounts covered by insurance), where such judgments are not discharged or stayed within 60 days after date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.
If an event of default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest and Coupon Make-Whole Premium, if any, on, all of the 8.25% Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other event of default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 8.25% Convertible Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest and Coupon Make-Whole Premium, if any, on, all of the 8.25% Convertible Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive during the continuance of such event of default special interest on the 8.25% Convertible Notes for up to 180 days at a specified rate per annum of 0.25% for the first 90 days and 0.50% from the 91st day until the 180th day, in each case, on the principal amount of the 8.25% Convertible Notes.
The conversion features embedded to the 8.25% Convertible Notes met the criteria to be separated from the host contract and recognized separately at fair value, see Note 2, Summary of Significant Accounting Policies. The total proceeds received were first allocated to the fair value of the bifurcated derivative liability, and the remaining proceeds allocated to the host resulting in an adjustment to the initial purchasers' debt discount.
The Company recognized $122.1 million upon issuance of the 8.25% Convertible Notes, net of initial purchasers' discounts of $47.3 million and debt issuance costs of $5.6 million. Unamortized debt discount and issuance costs were reported as a direct deduction from the face amount of the 8.25% Convertible Notes. As of December 31, 2023, the Company accrued $0.3 million for debt issuance costs.
During the year ended December 31, 2023, noteholders of the 8.25% Convertible Notes converted aggregate principal amount of $153.4 million for issuance of 170,491,093 shares of the Company's common stock and Coupon Make-Whole Premium in cash of $35.2 million. The Company extinguished 8.25% Convertible Notes with a carrying amount of $107.1 million for conversions, resulting in a loss on debt extinguishment of $10.7 million on the consolidated statements of operations for the year ended December 31, 2023.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. DEBT AND FINANCE LEASE LIABILITIES (Continued)
The net carrying amount of the debt component of the 8.25% Convertible Notes as of December 31, 2023 was as follows:

8.25% Convertible Notes
Principal amount	$21,558
Unamortized discount	(5,821)
Unamortized issuance costs	(690)
Net carrying amount	$15,047
Interest expense on the 8.25% Convertible Notes for the year ended December 31, 2023 was immaterial.
Financing Obligations
On May 10, 2022 (the "Sale Date"), the Company entered into a sale agreement (the "Sale Agreement"), pursuant to which the Company sold the land and property related to the Company's headquarters in Phoenix, Arizona for a purchase price of $52.5 million. As of the Sale Date, $13.1 million was withheld from the proceeds received related to portions of the headquarters undergoing construction. The Company received the remaining proceeds throughout the completion of construction pursuant to the terms of the Sale Agreement. Concurrent with the sale, the Company entered into a lease agreement (the "Lease Agreement"), whereby the Company leased back the land and property related to the headquarters for an initial term of 20 years with four extension options for 7 years each. As of the Sale Date, the Company considered one extension option reasonably certain of being exercised.
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
After the Sale Date and through December 31, 2023, the Company recognized $12.0 million for financing obligations on the Company's consolidated balance sheets related to the completion of construction after the Sale Date. As of December 31, 2023 and 2022, the Company has recognized a HQ Sale Agreement receivable of zero and $5.5 million, respectively, for funds not yet received for construction completed in prepaid expenses and other current assets. Additionally, for the years ended December 31, 2023 and 2022, the Company recognized $3.6 million and $2.3 million, respectively, of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
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
For the year ended December 31, 2023, the Company recognized $2.6 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. DEBT AND FINANCE LEASE LIABILITIES (Continued)
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
On May 10, 2022, and in connection with the execution of the sale and leaseback of the Company's headquarters, the Company repaid the Promissory Note.
For the year ended December 31, 2022, the Company recognized $0.4 million of interest expense related to interest on the Promissory Note and amortization of debt issuance costs prior to redemption. During the second quarter of 2022, the Company expensed $0.3 million of unamortized debt issuance costs related to the Promissory Note.
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
For the years ended December 31, 2023 and 2022, the Company recognized $1.1 million and $1.1 million, respectively, of interest expense on the Collateralized Note. The Company repaid $39.3 million during the third quarter of 2023, representing the outstanding principal balance of the Collateralized Note.
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
For the years ended December 31, 2023 and 2022, the Company recognized $0.2 million and $0.1 million, respectively, of interest expense on the Second Collateralized Note.
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
For the year ended December 31, 2023 and 2022, the Company recognized $0.1 million and $0.1 million of interest expense on the insurance premium financing agreements.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. DEBT AND FINANCE LEASE LIABILITIES (Continued)
Aggregate Long-Term Debt Maturities
The following table summarizes the long-term debt maturities for each of the next five years and thereafter at December 31, 2023.

Years Ended December 31,	Total
2024	$8,070
2025	8,946
2026	165,600
2027	8,950
2028	8,441
Thereafter	574,450
Total	$774,457
Letters of Credit
During the third quarter of 2022, the Company executed a $0.6 million letter of credit to secure a customs bond through August 31, 2023. During the third quarter of 2023, the Company executed a $1.2 million letter of credit to secure a customs bond through September 14, 2024. As of December 31, 2023, no amounts have been drawn on the letter of credit.
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
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million through December 31, 2024 in connection with the execution of a product supply agreement with a vendor. The supply agreement was subsequently amended, reducing the amount of the letter of credit to $15.0 million. As of December 31, 2023, no amounts have been drawn on the letters of credit.
9.CAPITAL STRUCTURE
Shares Authorized
As of December 31, 2023, the Company had authorized a total of 1,750,000,000 shares for issuance consisting of 1,600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As of December 31, 2023 and 2022, the Company had 841,183 and 1,137,850 private warrants outstanding, respectively. The Company assumed the private warrants previously issued by VectoIQ and Romeo through the Business Combination and Romeo Acquisition, respectively, and each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 or $96.96 per share, respectively, subject to adjustment.
The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for the issuance of common stock at a price below their exercise price.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded a $0.4 million gain, $3.9 million gain and $3.1 million gain, respectively, for revaluation of warrant liability on the consolidated statement of operations. As of December 31, 2023 and 2022, the Company had $0.01 million and $0.4 million, respectively, for warrant liability related to the private warrants outstanding, which are included in other long-term liabilities on the consolidated balance sheets.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. CAPITAL STRUCTURE (Continued)
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
During 2023, the Company sold 3,420,990 shares of common stock for proceeds of $8.4 million, and terminated the First Tumim Purchase Agreement during the first quarter of 2023. During 2022, the Company sold 17,248,244 shares of common stock under the First Tumim Purchase Agreement for proceeds of $123.7 million. During 2021, the Company sold 14,213,498 shares of common stock under the First Tumim Purchase Agreement for proceeds of $163.8 million.
Second Purchase Agreement with Tumim
On September 24, 2021, the Company entered into the "Second Tumim Purchase Agreement" and a registration rights agreement with Tumim, pursuant to which Tumim committed to purchase up to $300.0 million in shares of the Company's common stock, subject to certain limitations and conditions set forth in the Second Tumim Purchase Agreement. The Company will not issue or sell any shares of common stock under the Second Tumim Purchase Agreement which, when aggregated with all other shares of common stock beneficially owned by Tumim, would result in beneficial ownership of more than 4.99% of the Company's outstanding shares of common stock.
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
During 2023, the Company sold 28,790,787 shares of common stock for proceeds of $59.2 million to Tumim under the terms of the Second Tumim Purchase Agreement, and terminated the Second Tumim Purchase Agreement during the third quarter of 2023.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. CAPITAL STRUCTURE (Continued)
Equity Distribution Agreement
In August 2022, the Company entered into an equity distribution agreement with Citi as sales agent, pursuant to which the Company can issue and sell shares of its common stock with an aggregate maximum offering price of $400.0 million. In August 2023, the Company restated the equity distribution agreement with Citi as a sales agent, pursuant to which the Company increased the aggregate maximum offering price by $200.0 million, resulting in an aggregate offering price of up to $600.0 million.
The Company pays Citi a fixed commission rate of 2.5% of gross offering proceeds of shares sold under the Equity Distribution Agreement. During the year ended December 31, 2023, the Company sold 68,351,243 shares of common stock under the Equity Distribution Agreement at an average price per share of $1.76 for gross proceeds of $120.5 million and net proceeds of approximately $117.5 million, after $3.0 million in commissions and fees to the sales agent. During the year ended December 31, 2022, the Company sold 45,324,227 shares of common stock under the Equity Distribution Agreement at an average price per share of $3.70 for gross proceeds of $167.8 million and net proceeds of approximately $163.5 million, after $4.3 million in commissions and fees to the sales agent. Commissions incurred in connection with the Equity Distribution Agreement are reflected as a reduction of additional paid-in capital on the Company's consolidated balance sheets. As of December 31, 2023 and 2022, $49.5 thousand and $1.7 million, respectively, in commissions were recognized in accrued expenses and other current liabilities on the Company's consolidated balance sheets.
Public Offerings
The Company sold 29,910,715 shares of common stock in an underwritten public offering (the "Public Offering") at an offering price of $1.12 per share. The Public Offering closed on April 4, 2023, and the Company received net proceeds of $32.2 million after underwriter's discounts and offering costs.
The Company sold 133,333,334 shares of common stock in an underwritten public offering (the "December 2023 Public Offering") at an offering price of $0.75 per share. The December 2023 Public Offering closed on December 12, 2023, and the Company received net proceeds of $95.6 million after underwriter's discounts and offering costs.
Direct Offering
The Company entered into a stock purchase agreement with an investor (the "Investor") pursuant to which the investor agreed to purchase up to $100.0 million of shares of the Company's common stock in a registered direct offering (the "Direct Offering"), with an actual amount of shares of common stock purchased in the Direct Offering reduced to the extent of the total number of shares issued pursuant to the Public Offering. The Direct Offering closed on April 11, 2023, and the Company sold 59,374,999 shares of common stock at the Public Offering price of $1.12 per share to the Investor for net proceeds of $63.2 million, after deducting placement agent fees and offering expenses.
10.STOCK-BASED COMPENSATION EXPENSE
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
At the Company's annual meeting of stockholders on August 3, 2023, the Company's stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock available for issuance by 30,000,000 shares.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
10. STOCK-BASED COMPENSATION EXPENSE (Continued)
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
Stock Options
Options vest in accordance with the terms set forth in the grant letter. Time-based options generally vest ratably over a period of approximately 36 months. Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	22,470,585	$1.31	5.33	$23,418
Granted	—	—
Exercised	6,723,629	1.06
Cancelled	705,583	2.45
Outstanding at December 31, 2023	15,041,373	$1.37	3.64	$—
Vested and exercisable as of December 31, 2023	15,041,373	$1.37	3.64	$—
There were 6,723,629, 6,424,780 and 3,472,267 stock options exercised during the years ended December 31, 2023, 2022 and 2021, respectively. The total intrinsic value of stock options exercised was $8.2 million, $14.6 million and $51.8 million during 2023, 2022 and 2021, respectively. The fair value of stock options vested during the year ended December 31, 2023 was immaterial. The fair value of stock options vested during the years ended December 31, 2022 and 2021 was $0.8 million, and $0.4 million, respectively.
Restricted Stock Units
The fair value of RSUs is based on the closing price of the Company's common stock on the grant date. The time-based RSUs generally vest in increments over a three year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. The RSUs to directors have a vesting cliff of one year after the grant date. Changes in RSUs are as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	19,574,800	$10.0
Granted	26,365,516	1.3
Released	13,247,573	9.9
Cancelled	7,151,622	5.1
Balance at December 31, 2023	25,541,121	$2.1
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
10. STOCK-BASED COMPENSATION EXPENSE (Continued)
Market Based RSUs
The Company's market based RSUs contained a stock price index as a benchmark for vesting. Through the second quarter of 2022, these awards were issued with three milestones that vested depending upon a consecutive 20-trading day stock price target of the Company’s common stock. The Company's stock price targets ranged from $25 per share to $55 per share. At the time of their grant, the Company estimated the fair value of the awards using a Monte Carlo simulation model, which utilized significant assumptions consisting of risk-free interest rate in the range of 0.2% to 0.3%, and volatility in the range of 70% to 85%.
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
Additionally, during the third quarter of 2022, the performance period for the market based RSUs subject to the $25 stock price milestone was extended from June 3, 2023 to June 3, 2024. The incremental compensation cost from this modification was $4.3 million, determined by comparing the estimated fair value of the modified awards to the estimated fair value of the original awards immediately before the modification of the performance period. The remaining compensation cost related to the original award and the incremental compensation cost are recognized over the award's remaining requisite service period. The vested shares related to the modified awards are transferred to the award holders upon the completion of the requisite service period ending June 3, 2024, and upon achievement certification by the Company's board of directors. If the $25 target price is not achieved by the end of requisite service period, the market based RSUs are forfeited. During the second quarter of 2023, the market based RSUs subject to the $25 stock price milestones were cancelled and the Company expensed $6.8 million related to the cancelled awards representing the remaining unamortized expense as of the cancellation date.
During 2023, the Company granted 5,000,000 performance-based RSUs to the Company's executive officers, which entitle them to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0% and 200% of the target award depending upon the Company's performance at the conclusion of the three-year performance period, ending December 31, 2025. The performance condition of the awards is based on total shareholder return ("TSR") of the Company's common stock relative to a broad group of green energy companies. The TSR performance condition is deemed a market condition. The grant date fair value of the TSR awards was determined to be $12.5 million and is recognized over the vesting period.
The estimated fair value of the market based RSUs and TSR awards as of each grant date, or as of the modification date, as applicable, were estimated using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The grant date fair value of the awards does not change throughout the vesting period. The following represents the range of assumptions used to determine the grant date or modification date fair value for these awards:

	For the years ended December 31,
	2023	2022
Term (years)	2.20 - 2.70	0.80 - 1.80
Stock price	$0.82 - $3.40	$5.32 - $9.66
Risk-free interest rate	3.93% - 5.03%	1.66% - 3.50%
Expected volatility	99% - 127%	100%

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
10. STOCK-BASED COMPENSATION EXPENSE (Continued)
The following table summarizes 2023 market-based RSU activity:

	Number of Market Based RSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	2,071,058	$24.5
Granted	5,000,000	2.5
Released	—	—
Cancelled	4,071,058	13.1
Balance at December 31, 2023	3,000,000	$3.3
Stock-Based Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the years ending December 31, 2023, 2022 and 2021, respectively:

	Years Ended December 31,
	2023	2022	2021
Selling, general, and administrative	$51,003	$214,717	$169,561
Research and development	22,213	34,949	36,150
Cost of revenues	2,175	2,779	—
Total stock-based compensation expense	$75,391	$252,445	$205,711
As of December 31, 2023, total unrecognized compensation expense and remaining weighted-average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted-average recognition period (years)
Market Based RSUs	$8,151	1.71
RSUs	31,174	2.00
Total unrecognized compensation expense at December 31, 2023	$39,325
11.DECONSOLIDATION OF SUBSIDIARY
As discussed in Note 1, Basis of Presentation, on June 30, 2023, the Company transferred ownership of all of Romeo's right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions, to the Assignee. The Company received no cash consideration related to the Assignment.
The Company deconsolidated Romeo as of the Assignment as the Company no longer held a controlling financial interest in Romeo as of that date. The Company did not have any amounts included in accumulated other comprehensive loss associated with Romeo at the time of deconsolidation. The Assignment of Romeo represents a strategic shift and its results are reported as discontinued operations for the years ended December 31, 2023 and 2022. Following the Assignment, the Company retained no interest in Romeo, and Romeo is not deemed a related party.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. DECONSOLIDATION OF SUBSIDIARY (Continued)
In connection with the deconsolidation, the Company recognized a loss from deconsolidation of subsidiaries of $24.9 million which is recorded in loss from deconsolidation of discontinued operations in the consolidated statements of operations for the year ended December 31, 2023 and consisted of the following:

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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. DECONSOLIDATION OF SUBSIDIARY (Continued)
As of December 31, 2022, the assets and liabilities of Romeo subject to assignment for the benefit of creditors have been reflected as assets subject to assignment for the benefit of creditors and liabilities subject to assignment for the benefit of creditors on the Company's consolidated balance sheets and consisted of the following:

As of December 31, 2022
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
11. DECONSOLIDATION OF SUBSIDIARY (Continued)
The following represents the major components of net loss from discontinued operations presented in the consolidated statements of operations:

	Years Ended December 31,
	2023	2022
Revenues	$1,665	$1,100
Cost of revenues	12,926	19,888
Gross loss	(11,261)	(18,788)
Operating expenses:
Research and development	5,673	3,287
Selling, general and administrative	14,937	23,968
Loss on supplier deposits	44,835	—
Total operating expenses	65,445	27,255
Loss from operations	(76,706)	(46,043)
Other income (expense), net
Interest expense, net	(53)	(28)
Revaluation of warrant liability	33	(29)
Loss from discontinued operations	$(76,726)	$(46,100)
12.RETIREMENT SAVINGS PLAN
The Company sponsored a savings plan available to all eligible employees, which qualifies under Section 401(k) of the Code. Employees may contribute to the plan amounts of their pre-tax salary subject to statutory limitations. Beginning in 2021, the Company provided an employer matching contribution for the amount a participant contributes as salary deferrals up to 100% of the amount contributed for the first 1% of the participant’s plan compensation plus 50% for each additional 1% of compensation contributed between 1% and 6% of the participant’s plan compensation. For the years ended December 31, 2023, 2022 and 2021, the Company provided $4.1 million, $3.5 million and $2.1 million, respectively, in matching contributions.
13.INCOME TAXES
A provision of $12.0 thousand, $6.0 thousand and $4.0 thousand has been recognized for the years ended December 31, 2023, 2022 and 2021, respectively, related primarily to changes in indefinite lived goodwill deferred tax liabilities.
The components of the provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Years Ended December 31,
	2023	2022	2021
Current tax provision
Federal	$—	$—	$—
State	2	3	1
Total current tax provision	2	3	1
Deferred tax provision
Federal	1	—	1
State	9	3	2
Total deferred tax provision	10	3	3
Total income tax provision	$12	$6	$4

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
The reconciliation of taxes at the federal statutory rate to the provision for income taxes for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Years Ended December 31,
	2023	2022	2021
Tax at statutory federal rate	$(181,041)	$(155,064)	$(144,848)
State tax, net of federal benefit	(70,917)	(28,612)	(21,212)
Stock-based compensation	23,822	47,382	22,825
Section 162(m) limitation	3,551	3,725	2,009
Divestiture of affiliate	(11,776)	—	—
Research and development credits, net of uncertain tax position	(13,822)	(16,503)	(12,558)
Warrant revaluation	(109)	(971)	(641)
SEC Settlement	—	—	26,250
Change in fair value of convertible debt instruments	60,204	—	—
Non-deductible interest expense	16,666	—	—
Other	12,572	5,345	(438)
Change in valuation allowance	160,862	144,704	128,617
Total income tax provision	$12	$6	$4
Deferred tax assets and liabilities as of December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Federal and state income tax credits	$66,692	$52,932
Net operating loss carryforward	397,340	317,393
Start-up costs capitalized	1,655	1,432
Stock-based compensation	4,659	13,599
Finance lease liabilities	32,202	15,017
Accrued purchase of intangible asset	—	7,993
Inventory	21,999	2,758
Research expenditures	79,429	49,137
Warranty reserve	23,072	1,938
Other	2,429	—
Total deferred tax assets	629,477	462,199
Valuation allowance	(597,680)	(435,923)
Deferred tax assets, net of valuation allowance	31,797	26,276
Deferred tax liabilities:
Intangible assets	(2,775)	(2,363)
Finance lease assets	(1,860)	(1,975)
Property, plant and equipment, net	(27,184)	(21,474)
Other	—	(479)
Total deferred tax liabilities	(31,819)	(26,291)
Deferred tax liabilities, net	$(22)	$(15)
The table above includes only deferred tax assets and liabilities related to continuing operations. As of December 31, 2023 and 2022, the Company had net deferred tax assets of $183.1 million and $158.7 million, respectively, related to assets subject to assignment for the benefit of creditors, subject to a full valuation allowance.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded valuation allowances of $597.7 million, $435.9 million and $291.2 million at December 31, 2023, 2022 and 2021 respectively. The increase in the valuation allowance for the year ended December 31, 2023 of $161.8 million as reflected below, is due to increases in the net operating losses and research and development credit carryforwards.

	Years Ended December 31,
	2023	2022
Valuation Allowance as of the beginning of the period	$(435,923)	$(291,222)
Current Year Change	(161,757)	(144,701)
Valuation Allowance as of the end of the period	$(597,680)	$(435,923)
At December 31, 2023, the Company had federal net operating loss carryforwards of $11.2 million that expire in 2037 and $1.5 billion that have an indefinite carryforward period. The Company has combined state net operating loss carryforwards of $1.7 billion at December 31, 2023, that begin to expire in 2033. The Company had federal and state tax credits of $57.8 million and $37.3 million, respectively, at December 31, 2023, which if unused will begin to expire in 2038 for federal and 2032 for state tax purposes.
The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of net operating loss ("NOL") carryforwards following certain ownership changes (as defined by the Act and codified under Section 382 of the Code) that could limit the Company’s ability to utilize these carryforwards. The Company determined that an ownership change occurred on September 30, 2023. An analysis was performed and while utilization of net operating losses may be subject to annual limitation prior to December 31, 2047, subsequent to that date there is no limitation on the Company’s ability to utilize its net operating losses. As such, the ownership change has no impact to the carrying value of the Company’s net operating loss carryforwards.
The following table reflect changes in the unrecognized tax benefits:

	Years Ended December 31,
	2023	2022	2021
Gross amount of unrecognized tax benefits as of the beginning of the year	$18,076	$11,661	$7,392
Additions based on tax positions related to the current year	4,677	5,550	4,269
Additions based on tax position from prior years	11	865	—
Gross amount of unrecognized tax benefits as of the end of the year	$22,764	$18,076	$11,661
Effective July 11, 2017, the Company adopted the provisions of ASC Topic 740, Income Taxes. ASC Topic 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded.
As of December 31, 2023, 2022, and 2021, the Company had $22.8 million, $18.1 million, and $11.7 million, respectively, of gross unrecognized tax benefits, related to research and experimental tax credits. The Company does not expect a significant change to the amount of unrecognized tax benefits to occur within the next 12 months.
The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2023 or 2022, and has not recognized interest or penalties

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. INCOME TAXES (Continued)
during the years ended December 31, 2023, 2022, and 2021, since there was no reduction in income taxes paid due to uncertain tax positions.
On October 8 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Sharing, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Model GloBE Rules for Pillar Two expected by calendar year 2024. The Company is continuing to evaluate the Model GloBE Rules for Pillar Two and related legislation, and their potential impact on future periods.
The Company is subject to taxation in the United States, various states, Canada, and Germany. As of December 31, 2023, all tax years remain open to examination, to the extent of the losses incurred.
14.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general and administrative expense on the consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2023.
Regulatory and Governmental Investigations
By order dated December 21, 2021, the Company and the SEC reached a settlement arising out of the SEC’s investigation of the Company related to a short-seller article published in September 2020. Under the terms of the settlement, without admitting or denying the SEC’s findings, the Company among other things, agreed to pay a $125 million civil penalty. The first $25 million installment was paid at the end of 2021 and the remaining installments to be paid semiannually through 2023. The Company previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. In July 2022, the Company and SEC agreed to an alternative payment plan with the first two payments of $5 million to be paid in July 2022 and December 2022. The July 2022 and December 2022 payments have been made by the Company. In February 2023, the Company and the SEC agreed to another alternative payment plan, with two payments of $1.5 million each to be paid in March 2023 and June 2023. The March 2023 and June 2023 payments have been made by the Company. In August 2023, the Company and the SEC agreed to make two additional payments of $1.5 million to be paid in September 2023 and December 2023, both of which have been made by the Company. The remainder of the payment plan is subject to determination. As of December 31, 2023, the Company has reflected the remaining liability of $84.0 million in accrued expenses and other current liabilities on the consolidated balance sheets.
The legal and other professional costs the Company incurred during the years ended December 31, 2023 and 2022 and 2021 in connection with legal work disclosed elsewhere in this Report include approximately $0.2 million, $6.1 million and $22.4 million, respectively, expensed for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. As of December 31, 2023 and 2022, the Company accrued immaterial amounts for legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement.
To the extent that these investigations and any resulting third-party claims yield adverse results over time, such results could jeopardize the Company's operations and exhaust its cash reserves, and could cause stockholders to lose their entire investment.
The Company is currently seeking reimbursement from Mr. Milton for costs and damages arising from the actions that are the subject of the government and regulatory investigations. On October 20, 2023, an arbitration panel in New York, New York awarded the Company approximately $165 million plus interest in an arbitration proceeding against Mr. Milton. The Company is currently in the process of seeking to have the arbitration award confirmed in the United States District Court of the District

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)
of Arizona. The Company's ability to enforce the arbitration award and recover any judgment from the counterparty is not guaranteed and could result in no recovery.
Shareholder Securities Litigation
The Company and certain of its current and former officers and directors are defendants in a consolidated securities class action lawsuit pending in the United States District Court of the District of Arizona (the "Shareholder Securities Litigation").On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the Court appointed Nikola Investor Group II as Lead Plaintiff. On January 24, 2022, Lead Plaintiffs filed the Consolidated Amended Class Action Complaint which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company's business plan and prospects. On April 8, 2022, Defendants moved to dismiss the Consolidated Amended Class Action Complaint. On February 2, 2023, the court issued a ruling granting the Defendants' motions to dismiss, without prejudice. As a result, Plaintiffs' complaint was dismissed in its entirety, with leave to amend by April 3, 2023. On April 3, 2023, Plaintiffs filed the Second Consolidated Amended Class Action Complaint. Defendants filed their motions to dismiss the Second Consolidated Amended Class Action Complaint on May 15, 2023. On December 8, 2023, the Court granted in part and denied in part Defendants' motion to dismiss. On January 26, 2024, the Company and certain former officers and directors answered the Second Consolidated Amended Class Action Complaint.
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
On January 7, 2022, Barbara Rhodes, a purported stockholder of the Company, filed her Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Rhodes v. Milton, et al. and Nikola Corp., C.A. No. 2022-0023-KSJM (the “Rhodes Action”). On January 10, 2022, Zachary BeHage and Benjamin Rowe, purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned BeHage v. Milton, et al. and Nikola Corp., C.A. No. 2022-0045-KSJM, (the “BeHage Rowe Action” and, together with the Rhodes Action, the "Related Actions").

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
On February 1, 2022, the Court consolidated the Rhodes Action and the BeHage Rowe Action as In re Nikola Corporation Derivative Litigation, C.A. No. 2022-0023-KJSM (the "Consolidated Chancery Action"). The Consolidated Chancery Action was stayed through February 2, 2022 on a combination of joint stipulations and court orders. Plaintiffs then filed a second amended complaint on February 14, 2023 (the “Second Amended Complaint”). On March 10, 2022, Michelle Brown and Crisanto Gomes, purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned Brown v. Milton, et al. and Nikola Corp., C.A. No. 2022-0223-KSJM (the “Brown & Gomes Action”). The Brown & Gomes Action likewise alleges claims against certain of the Company’s current and former directors for purported breaches of fiduciary duty and unjust enrichment. On January 12, 2023, the parties entered into a stipulation consolidating the Brown & Gomes Action in the Consolidated Chancery Derivative Action. On May 3, 2023, each of the current and former director defendants moved to partially dismiss the Second Amended Complaint. Briefing concluded on August 25, 2023, and the court heard argument on December 8, 2023. The court has not yet ruled on the motions.
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
On February 21, 2024, a purported shareholder derivative action was filed in the United States District Court for the District of Delaware, captioned Roy v. Russell, et al., Case No. 1:24-cv-00230-UNA (the “Roy Action”), purportedly on behalf of the Company, against certain of the Company’s current and former officers and directors alleging violations of Section 14(a) of the Exchange Act, breach of fiduciary duty based on false statements; oversight, and insider trading; unjust enrichment; abuse of control; corporate waste; and gross mismanagement. The Company is currently evaluating the claims asserted in the complaint.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)
Tenneson Action
On October 13, 2023, John Tenneson filed a purported securities class action in the United States District Court for the District of Arizona, captioned Tenneson v. Nikola et al., Case No. 2:23-cv-02131-DJH (the “Tenneson Action”). The Tenneson Action asserts claims against the Company and certain officers and directors asserts under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company’s safety and structural controls related to its manufacturing of battery components and the likelihood of a product recall. On December 12, 2023, three sets of plaintiffs filed motions to be appointed as lead plaintiff. On January 16, 2024, the court entered the parties' stipulated extension of time for Defendants to respond to the complaint until after a lead plaintiff is appointed and an amended complaint is filed.
Plaintiff seeks an unspecified amount in damages, attorneys’ fees, and other relief. The Company intends to vigorously defend itself. The Company is unable to estimate the potential loss or range of loss, if any, associated with the Tenneson Action, which could be material.
Lion Electric matter
On March 2, 2023, Lion Electric filed a complaint against Nikola in Arizona federal district court alleging that Nikola tortiously interfered with the Romeo Power, Inc. / Lion Electric business relationship and Lion’s business expectancy from the commercial relationship. Nikola denies the allegations and intends to vigorously defend the matter. Based upon information presently known to management, the Company has reflected an estimated liability of $1.8 million in accrued expenses and other current liabilities on the consolidated balance sheets.
Lightning eMotors matter
On March 9, 2023, Lighting eMotors filed a complaint in Colorado State Court alleging that Nikola tortiously interfered with the Romeo Power, Inc. / Lightning eMotors business relationship and Lightning’s business expectancy. Nikola denies the allegations and intends to vigorously defend the matter. Lightning eMotors recently went into receivership and its assets are subject to a pending sale. Accordingly, the Colorado State Court stayed this action indefinitely. Based upon information presently known to management, the Company is not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.
Purchase Commitments
The Company enters into commitments under non-cancellable or partially cancellable purchase orders or vendor agreements in the normal course of business. The following table presents the Company's commitments and contractual obligations as of December 31, 2023:

	Payments due by period as of December 31, 2023
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unrecorded contractual obligations:
Purchase obligations	$751,526	$12,186	$218,314	$335,876	$185,150
Leases executed not yet commenced	29,323	3,668	11,693	11,090	2,872
Recorded contractual obligations:
Accrued SEC settlement	84,000	84,000	—	—	—
FCPM License	19,314	13,796	5,518	—	—
Other accrued obligations	5,000	3,000	2,000	—	—
	$889,163	$116,650	$237,525	$346,966	$188,022
Purchase commitments include agreements with hydrogen suppliers which require a minimum commitment of product purchases on a take-or-pay basis starting in the fourth quarter of 2023. The Company's purchase obligations with these suppliers contain minimum purchase quantities, provisions for price adjustments, and in certain instances, are contingent on the supplier's expected construction of the production site and commencement of production by a certain deadline.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
14. COMMITMENTS AND CONTINGENCIES (Continued)
Commitments and Contingencies
FCPM License
In the third quarter of 2021, the Company entered into a FCPM license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2023. As of December 31, 2023 and 2022, the Company accrued $13.8 million and $32.1 million, respectively, in accrued expenses and other current liabilities, and $5.5 million and zero, respectively, in other long-term liabilities on the consolidated balance sheets.
Inventory Repurchase Agreements
During the first quarter of 2023, the Company entered into an arrangement with a finance company to provide floor plan financing to its dealers (the "Floor Plan"), generally with terms of approximately 15 months. The Company receives payment from the finance company following shipment of trucks to the dealers, and the Company participates in the cost of dealer financing up to certain limits. In conjunction with the Floor Plan, the Company entered into an inventory repurchase agreement (the "Inventory Repurchase Agreement") with the finance company, whereby the Company has agreed to repurchase trucks re-possessed by the financing company in the event of a dealer default, at the financing company's option. As of December 31, 2023, the maximum potential cash payments the Company could be required to make under the terms of the Inventory Repurchase Agreement was $14.5 million. The Company's financial exposure under the Inventory Repurchase Agreement is limited to the difference between the amount paid to the financing company and the amount received upon subsequent resale of the re-possessed truck. As of December 31, 2023, the Company had not repurchased any trucks under the terms of the Inventory Repurchase Agreement, nor received any requests for repurchase.
BEV Recall Campaign
On August 11, 2023, the Company announced a voluntary recall of its BEV trucks, as a result of the preliminary results of the Company’s battery pack thermal event investigations. The incident was deemed likely caused by a defect within components of the supplier battery pack. The Company continues to investigate the thermal event and has determined that replacement of the battery pack in all BEV trucks is the safest, most cost effective remedy. All BEV trucks have been transported to the Company's manufacturing facility to be retrofit with alternative battery packs.
Amounts accrued for the recall campaign are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. As of December 31, 2023, the Company accrued $65.8 million related to the recall campaign, of which $3.0 million has been incurred through December 31, 2023 for the BEV trucks that are expected to be returned to dealers and their retail customers once the recall work is complete.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
15.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2023, 2022, and 2021.

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net loss from continuing operations	$(864,621)	$(738,138)	$(690,438)
Net loss from discontinued operations	(101,661)	(46,100)	—
Net loss, basic	$(966,282)	$(784,238)	$(690,438)
Less: revaluation of warrant liability	—	—	(3,051)
Net loss, diluted	$(966,282)	$(784,238)	$(693,489)
Denominator:
Weighted average shares outstanding, basic	800,030,551	441,800,499	398,655,081
Dilutive effect of common stock issuable from assumed exercise of options	—	—	129,311
Weighted average shares outstanding, diluted	800,030,551	441,800,499	398,784,392

Basic net loss per share:
Net loss from continuing operations	$(1.08)	$(1.67)	$(1.73)
Net loss from discontinued operations	$(0.13)	$(0.11)	$—
Net loss	$(1.21)	$(1.78)	$(1.73)

Diluted net loss per share:
Net loss	$(1.21)	$(1.78)	$(1.74)
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

	Years Ended December 31,
	2023	2022	2021
Toggle Convertible Notes (on an as-converted basis)	21,539,624	24,123,014	—
Senior Convertible Notes (on an as-converted basis)	—	22,418,653	—
8.25% Convertible Notes (on an as-converted basis)	23,953,333	—	—
Outstanding warrants	841,183	1,137,850	—
Stock options, including performance stock options	15,041,373	22,470,585	28,996,160
Restricted stock units, including Market Based RSUs	28,541,121	21,645,858	25,496,384
Total	89,916,634	91,795,960	54,492,544

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
16.SUBSEQUENT EVENTS
FFI Purchase Agreement
In January 2024, the Company completed the second closing under the terms of the FFI Purchase Agreement in connection with the sale of certain project assets related to Phoenix Hydrogen Hub, LLC to FFI. The Company received net proceeds of $12.5 million in February 2024 related to the second closing under the FFI Purchase Agreement.
Conversions
During January and February 2024, noteholders of the 8.25% Convertible Notes converted $4.1 million aggregate principal amount for issuance of 4,499,999 shares of the Company's common stock and $0.9 million of Coupon Make-Whole Premium.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K due to the existence of the material weakness in our internal control over financial reporting described below.
Additionally, the Company identified a material weakness in internal control over financial reporting in connection with the review of our unaudited consolidated financial statements for the year ended December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023 due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting associated with ineffective ITGCs in the areas of user access and change management over the information technology ("IT") systems that support our financial reporting processes. We also deemed certain automated and manual business process controls ineffective that are dependent on the affected ITGCs, because they could have been adversely impacted to the extent that they rely upon information or configurations from the affected IT systems. We believe that these control deficiencies were a result of: (i) insufficient training of personnel on the operation and importance of ITGCs; and (ii) inadequate risk-assessment processes resulting in failure to identify and assess risks in IT environments that could impact internal control over financial reporting. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. However, the deficiencies in ITGCs created a more than remote possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.
Management has analyzed the material weaknesses and performed additional analysis and procedures in preparing our consolidated financial statements. We have concluded that our consolidated financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented.
Ernst & Young LLP, an independent registered public accounting firm who audited and reported on our consolidated financial statements included in this report, has issued an adverse report on the effectiveness of our internal control over financial reporting as of December 31, 2023, included in their report under Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Remediation Efforts
The aforementioned material weakness for ITGCs was first identified in 2022. With the oversight of senior management and our Audit Committee, we have identified controls and implemented our remediation plan to address the material weakness related to our ITGCs mentioned above. During the year ended December 31, 2023, we have completed the following remedial actions.
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
•Developed a training program to address ITGCs and policies, including (i) educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (ii) developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes; and (iii) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and
•Implemented enhanced system capabilities and business processes to manage and monitor key elements of the control framework. This includes segregation of duties, elevated user access review, change management, user provisioning and deprovisioning, and user access reviews.
We believe the measures described above will remediate the material weakness and strengthen our internal control over financial reporting. However, this material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. Our implementation of the measures described above occurred through the end of 2023 and as a result there was not a sufficient period of time for the controls to be operating or tested to conclude a full assessment of their effectiveness. We anticipate that the applicable remediation will be completed during fiscal year 2024. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify or enhance certain of the remediation measures described above.
Remediation of Previously Reported Material Weakness
We previously identified a material weakness in internal control over financial reporting in connection with the review of our unaudited consolidated financial statements for the three months ended September 30, 2023. The material weakness identified was a result of certain control deficiencies related to the precision of our review for the valuation and remeasurement of the embedded derivative liability of our Toggle Convertible Notes as of June 30, 2023 and September 30, 2023. In response to this material weakness, we enhanced the control execution to ensure our review of the completeness of features included in valuations.
We have completed the implementation of the enhancement above and management has concluded that this material weakness has been remediated as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
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
Item 9B. Other Information
During the quarter ended December 31, 2023, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item of Form 10-K will be included in our Proxy Statement (the "Proxy Statement") under the headings "Election of Directors," "Executive Compensation," "Corporate Governance — Code of Business Conduct and Ethics" and "Delinquent Section 16(a) Reports" to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
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

3.3
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Nikola Corporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 2, 2023).

3.4		Amended and Restated Bylaws (as amended as of February 5, 2024) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2024).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 8, 2020 (the "Super 8-K")).
4.2		Form of Warrant (incorporated by reference to Exhibit 4.2 to the Super 8-K).
4.3		Form of Senior Convertible Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2022).
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

4.6
Second Supplemental Indenture to Indenture dated June 1, 2022, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated April 10, 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 14, 2023).

4.7
Third Supplemental Indenture to Indenture dated June 1, 2022, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated June 23, 2023 (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

4.8
Indenture by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, dated March 16, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 16, 2023).

4.9
First Supplemental Indenture (including form of Series B-1 Senior Convertible Note) by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, dated March 16, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 16, 2023).

4.10
Second Supplemental Indenture (including form of Series B-2 Senior Convertible Note) by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, dated May 10, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 10, 2023).

4.11
Indenture (including form of Note) by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated April 11, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2023).

Exhibit		Description
4.12
First Supplemental Indenture to Indenture dated April 11, 2023, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated June 23, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

4.13
Indenture (including form of Note) by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated June 23, 2023 (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

4.14
Indenture by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, as trustee, dated August 21, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2023).

4.15
First Supplemental Indenture (including Form of Note) by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, as trustee, dated August 21, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2023).

4.16
Second Supplemental Indenture (including Form of Series A-2 Senior Convertible Note) to Indenture dated August 21, 2023 by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, as trustee, dated September 22, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2023).

4.17
Indenture by and between Nikola Corporation and U.S. Bank Trust Company, National Association, as trustee, dated December 12, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2023).

4.18
First Supplemental Indenture by and between Nikola Corporation and U.S. Bank Trust Company, National Association, as trustee, dated December 12, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2023).

4.19
Form of certificate representing the 8.25% Green Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 12, 2023).

4.20
Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated May 15, 2018 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2018).

4.21
Registration Rights and Lock-Up Agreement by and among VectoIQ Acquisition Corp. and certain stockholders of VectoIQ Acquisition Corp., dated June 3, 2020 (incorporated by reference to Exhibit 4.4 to the Resale S-1).

4.22
Amendment No. 1 to Registration Rights and Lock-Up Agreement by and among VectoIQ Acquisition Corp. and certain stockholders of VectoIQ Acquisition Corp., dated July 17, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2020).

4.23
Registration Rights Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2021).

4.24		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.25
Warrant Agreement (including Form of Warrant) by and between RMG Acquisition Corp. and American Stock Transfer & Trust Company, LLC, as warrant agent, dated February 7, 2019, as amended by Amendment No. 1 to Warrant Agreement by and between Romeo Power, Inc. and American Stock Transfer & Trust Company, LLC, dated October 14, 2022.

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
Nikola Corporation 2020 Stock Incentive Plan, as amended and restated on April 12, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.5	#
Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement under the Nikola Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-237179) (as amended, the “S-4”)).

Exhibit		Description
10.6	#
Form of Performance-Based Restricted Stock Unit Agreement under the Nikola Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2023).

10.7	#	Nikola Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
10.8	#	Nikola Corporation 2022 Inducement Plan. (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-268141).
10.9	#
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

10.11	#	Form of Amendment to Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2023).
10.12	#	Offer Letter from Nikola Corporation to Kim J. Brady, dated October 17, 2017 (incorporated by reference to Exhibit 10.9 to the S-4).
10.13	#	Offer Letter from Nikola Corporation to Joseph R. Pike, dated January 1, 2018 (incorporated by reference to Exhibit 10.10 to the S-4).
10.14	#	Offer Letter from Nikola Corporation to Britton M. Worthen, dated March 26, 2019 (incorporated by reference to Exhibit 10.11 to the S-4).
10.15	#
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
Executive Transition Services Agreement by and between Nikola Corporation and Michael Lohscheller, dated August 4, 2023 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 2, 2023).

10.18	#	Executive Employment Agreement by and between the Registrant and Kim J. Brady, dated June 3, 2020 (incorporated by reference to Exhibit 10.14 to the Super 8-K).
10.19	# *
Amendment to Executive Employment Agreement by and between Nikola Corporation and Kim J. Brady dated August 15, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.20	#	Executive Employment Agreement by and between the Registrant and Joseph R. Pike, dated June 3, 2020 (incorporated by reference to Exhibit 10.15 to the Super 8-K).
10.21	#
Amendment to Executive Employment Agreement by and between Nikola Corporation and Joseph R. Pike dated August 15, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.22	#	Executive Employment Agreement by and between the Registrant and Britton M. Worthen, dated June 3, 2020 (incorporated by reference to Exhibit 10.16 to the Super 8-K).
10.23	#
Amendment to Executive Employment Agreement by and between Nikola Corporation and Britton M. Worthen dated August 15, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.24	#
Executive Employment Agreement by and between Nikola Corporation and Carey Mendes dated August 30, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 6, 2022).

10.25	#
Executive Employment Agreement by and between Nikola Corporation and Anastasiya Pasterick, dated March 27, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023).

10.26	#
Executive Employment Agreement by and between Nikola Corporation and Stephen J. Girsky, dated August 4, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 2, 2023).

10.27	#
Executive Employment Agreement by and between Nikola Corporation and Mary S. Chan, dated September 15, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2023).

Exhibit		Description
10.28	#
Executive Employment Agreement by and between Nikola Corporation and Joseph S. Cappello, dated September 15, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2023).

10.29	#	Nikola Corporation 2017 Stock Option Plan, dated July 10, 2017 (incorporated by reference to Exhibit 10.6 to the S-4).
10.30	#	Founder Stock Option Plan, dated November 9, 2018 (incorporated by reference to Exhibit 10.5 to the S-4).
10.31		Redemption Agreement by and between the Registrant and M&M Residual, LLC, dated June 3, 2020 (incorporated by reference to Exhibit 10.18 to the Super 8-K).
10.32		Lease Agreement by and between DARED 90 LLC and Nikola Corporation, dated February 13, 2018 (incorporated by reference to Exhibit 10.12 to the S-4).
10.33	*
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

10.34	*
Amended and Restated European Alliance Agreement by and between Nikola Corporation, Iveco S.p.A., and solely with respect to Sections 9.5 and 16.18, CNH Industrial N.V., dated February 28, 2020 (incorporated by reference to Exhibit 10.14 to the S-4).

10.35	*	Commercial Letter by and among VectoIQ Acquisition Corp., Nikola Corporation and Nimbus Holdings LLC, dated March 2, 2020 (incorporated by reference to Exhibit 10.15 to the S-4).
10.36	*	Master Agreement by and between Anheuser-Busch, LLC and Nikola Corporation (formerly Nikola Motor Company, LLC), dated February 22, 2018 (incorporated by reference to Exhibit 10.16 to the S-4).
10.37	*	Supply Agreement by and between Nel ASA and Nikola Corporation (formerly Nikola Motor Company, LLC), dated June 28, 2018 (incorporated by reference to Exhibit 10.18 to the S-4).
10.38	*	European Supply Agreement by and among Nikola Iveco Europe B.V., IVECO S.p.A. and Nikola Corporation, dated April 9, 2020 (incorporated by reference to Exhibit 10.23 to the S-4).
10.39	*
North American Supply Agreement by and among Nikola Iveco Europe B.V., Nikola Corporation, and solely with respect to Sections 2, 4.2, 4.8 and 6.2.2, Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.24 to the S-4).

10.40	*	Technical Assistance Service Agreement by and between Nikola Corporation and Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.25 to the S-4).
10.41	+
First Amendment to Technical Services Agreement by and between Nikola Corporation and Iveco S.p.A., a Società per Azioni, dated June 17, 2022 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.42	*	S-Way Platform and Product Sharing Contract by and between Nikola Corporation and Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.26 to the S-4).
10.43	*
First Amendment to S-Way Platform and Product Sharing Contract by and between Nikola Corporation and Iveco S.p.A., a Società per Azioni, dated June 17, 2022 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.44	*
Nikola Technology License Agreement by and among Nikola Iveco Europe B.V., Nikola Corporation, and solely with respect to Sections 4.3, 4.4, 4.5 and 4.6, Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.27 to the S-4).

10.45	* +
First Amendment to Nikola Technology License Agreement by and between Nikola Corporation and Nikola Iveco Europe GmbH (former Nikola Iveco Europe B.V.), dated June 17, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.46	*
Iveco Technology License Agreement by and among Nikola Iveco Europe B.V., Iveco S.p.A., and solely with respect to Sections 4.3, 4.4, 4.5, and 4.6, Nikola Corporation, dated April 9, 2020 (incorporated by reference to Exhibit 10.28 to the S-4).

10.47	*
First Amendment to Iveco Technology License Agreement by and among Nikola Corporation, Nikola Iveco Europe GmbH (former Nikola Iveco Europe B.V.), and Iveco S.p.A., a Società per Azioni dated June 17, 2022 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.48	*
Membership Interests Purchase Agreement by and among the Registrant, Wabash Valley Resources LLC and the sellers party thereto, dated June 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

Exhibit		Description
10.49
Amendment No. 1 to the Membership Interest Purchase Agreement by and between Nikola Corporation, Wabash Valley Resources LLC and the sellers party thereto, dated September 13, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.50	*
Hydrogen Sale and Purchase Agreement by and between the Registrant and Wabash Valley Resources LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.51	*
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

10.55	+
Loan and Security Agreement, dated as of July 30, 2022, by and among Nikola Corporation, Romeo Power, Inc., and Romeo Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 2, 2022).

10.56
Investment Agreement by and among Nikola Corporation, Nikola Subsidiary Corporation and Antara Capital LP, dated April 30, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2022).

10.57
Exchange and Investment Agreement by and among Nikola Corporation, Nikola Subsidiary Corporation and Antara Capital LP, dated March 29, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2023).

10.58
Stock Purchase Agreement by and between Nikola Corporation and Antara Capital LP, dated March 29, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2023).

10.59
Securities Purchase Agreement by and between Nikola Corporation and the investors named therein, dated August 21, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2023).

10.60	+
Membership Interest and Asset Purchase Agreement by and among Nikola Corporation, FFI Phoenix Hub Holdings LLC and Nikola Phx Hub, LLC, dated July 3, 2023, as amended by First Amendment to Membership Interest and Asset Purchase Agreement, dated January 31, 2024.

21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature page hereof).
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1		Nikola Corporation Compensation Recovery Policy.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL).

__________________________

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

^
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKOLA CORPORATION

Date: February 28, 2024	By:	/s/ Stephen J. Girsky
Stephen J. Girsky
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen J. Girsky and Britton M. Worthen, and each of them, his or her true and lawful attorneys‑in‑fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen J. Girsky	President, Chief Executive Officer, Acting Chief Financial Officer and a Director (Principal Executive Officer, Principal Financial and Accounting Officer)	February 28, 2024
Stephen J. Girsky

/s/ Steven M. Shindler	Chairman of the Board	February 28, 2024
Steven M. Shindler

/s/ Michael L. Mansuetti	Director	February 28, 2024
Michael L. Mansuetti

/s/ Mary L. Petrovich	Director	February 28, 2024
Mary L. Petrovich

/s/ Jonathan M. Pertchik	Director	February 28, 2024
Jonathan M. Pertchik

/s/ Bruce L. Smith	Director	February 28, 2024
Bruce L. Smith

/s/ Carla M. Tully	Director	February 28, 2024
Carla M. Tully

/s/ John C. Vesco	Director	February 28, 2024
John C. Vesco

Director
Andrew M. Vesey