Form 10-Q/A
period 2023-09-30
Nikola Corp
filed 2024-03-01
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

(480) 581-8888
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	NKLA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Nikola Corporation
Form 10-Q/A
(Amendment No. 1)
For the Quarterly Period Ended September 30, 2023

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Nikola Corporation (the “Company”, "we", "us" or "our") for the quarter ended September 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 2, 2023 (the “Original Filing”).
This Amendment is being filed to revise Part II “Item 5. Other Information” by adding information regarding Rule 10b5-1 trading arrangements adopted by certain of its officers during the three month period ended September 30, 2023, which was inadvertently omitted from the Original Filing.
In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”), a new certification by the Company’s principal executive officer and principal financial officer is filed herewith as Exhibit 31.3 to this Amendment under Item 6, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification has been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. This Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.
ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the three months ended September 30, 2023, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as provided below:
Joseph R. Pike, our Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement on August 9, 2023, which provided for the potential sale of up to 200,000 of restricted stock units and up to 126,695 shares of common stock issuable upon exercise of options through November 11, 2024.
Britton M. Worthen, our Chief Legal Officer and Secretary, adopted a Rule 10b5-1 trading arrangement on August 8, 2023, which provided for the potential sale of up to 300,000 of restricted stock units and up to 1,000,000 shares of common stock issuable upon exercise of options through May 10, 2024.
Anastasiya Pasterick, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on August 22, 2023, which provided for the potential sale of up to 45,140 shares of common stock and up to 79,342 of restricted stock units through February 21, 2025.
The trading arrangements listed above are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

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

3.3	@	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Nikola Corporation.
3.4		Amended and Restated Bylaws (as amended as of May 31, 2022) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2022).
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

10.2
Securities Purchase Agreement by and between Nikola Corporation and the investors named therein, dated August 21, 2023 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form S-8 filed on August 21, 2023).

10.3	#
Nikola Corporation 2020 Stock Incentive Plan, as amended and restated on April 12, 2023 (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on August 21, 2023).

10.4	# @	Executive Employment Agreement by and between Nikola Corporation and Stephen J. Girsky dated August 4, 2023.
10.5	# @	Executive Transition Services Agreement by and between Nikola Corporation and Michael Lohscheller, dated August 4, 2023.
10.6	#
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

31.1	@	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	@	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	**
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	^ @	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	^ @	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	**	Inline XBRL ("iXBRL") for the information under Part II, Item 5, “Other Information” of this Amendment No. 1 on Form 10-Q/A.
101.INS		Inline XBRL Instance.
101.SCH		Inline XBRL Extension Calculation Linkbase.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (formatted as Inline XBRL).
________________
# Indicates management contract or compensatory plan or arrangement.
^ In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 are deemed to accompany the Original Filing and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.
@ Filed or furnished with the Original Filing.
** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

NIKOLA CORPORATION

Date: March 1, 2024	By:	/s/ Stephen J. Girsky
Stephen J. Girsky
President, Chief Executive Officer and Acting Chief Financial Officer