Form 10-K/A
period 2023-12-31
Nikola Corp
filed 2024-03-01
CIK 1731289

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
The registrant had outstanding 1,335,615,165 shares of common stock as of February 26, 2024.

Auditor Name: Ernst & Young LLP	Auditor Location: Phoenix, Arizona	Auditor PCAOB ID: 0042

Nikola Corporation
Form 10-K/A
(Amendment No. 1)
For the Fiscal Year Ended December 31, 2023

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Nikola Corporation (the “Company”, "we", "us" or "our") for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “Original Filing”).
This Amendment is being filed to revise Part II “Item 9B. Other Information” by adding information regarding Rule 10b5-1 trading arrangements terminated and adopted by certain of its officers during the three month period ended December 31, 2023, which was inadvertently omitted from the Original Filing.
In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”), a new certification by the Company’s principal executive officer and principal financial officer is filed herewith as Exhibit 31.2 to this Amendment under Item 15, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification has been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
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

Item 9B. Other Information
(b) Trading Plans
During the three months ended December 31, 2023, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as provided below:
Joseph R. Pike, our Chief Human Resources Officer, on November 9, 2023, terminated his Rule 10b5-1 trading arrangement adopted on August 9, 2023. No sales were made under such plan prior to its termination. On November 9, 2023, Mr. Pike adopted a Rule 10b5-1 trading arrangement which provides for the potential sale of up to 119,063 shares of common stock and up to 126,695 shares of common stock issuable upon exercise of options through March 3, 2025. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Britton M. Worthen, our Chief Legal Officer and Secretary, on November 9, 2023, terminated his Rule 10b5-1 trading arrangement adopted on August 8, 2023. No sales were made under such plan prior to its termination. On November 15, 2023, Mr. Worthen adopted a Rule 10b5-1 trading arrangement which provides for the potential sale of up to 178,594 shares of common stock and up to 1,000,000 shares of common stock issuable upon exercise of options through December 31, 2024. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Anastasiya Pasterick, our former Chief Financial Officer, on November 20, 2023, terminated her Rule 10b5-1 trading arrangement adopted on August 22, 2023. No sales were made under such plan prior to its termination.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference in the Original Filing to the section of the Original Filing in Item 8, titled “Financial Statements and Supplementary Data.”
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

4.24	@	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.25	@
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

10.60	+ @
Membership Interest and Asset Purchase Agreement by and among Nikola Corporation, FFI Phoenix Hub Holdings LLC and Nikola Phx Hub, LLC, dated July 3, 2023, as amended by First Amendment to Membership Interest and Asset Purchase Agreement, dated January 31, 2024.

21.1	@	List of Subsidiaries.
23.1	@	Consent of Independent Registered Public Accounting Firm.
24.1	@	Power of Attorney (included on the signature page of the Original Filing).
31.1	@
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	^ @	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	@	Nikola Corporation Compensation Recovery Policy.
101	**	Inline XBRL ("iXBRL") for the information under Part II, Item 9B, “Other Information” of this Amendment No. 1 on Form 10-K/A.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).
__________________________

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

^
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibit 32.1 is deemed to accompany the Original Filing and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

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