Form 10-Q
period 2024-03-31
Nikola Corp
filed 2024-05-07
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 1,356,551,286 shares of the registrant’s common stock outstanding.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
•We may be unable to issue sufficient additional shares to operate our business, including pursuant to existing potential sources of capital, or strategic transitions, unless we obtain stockholder approval to amend our certificate of incorporation to effect a reverse stock split of the issued shares of our common stock, which will result in an increase in the number of authorized shares of our common stock available for issuance.
•Our future success is dependent upon the trucking market's willingness to adopt hydrogen-electric ("FCEV") trucks and battery-electric ("BEV") trucks.
•The unavailability, reduction or elimination of government grant and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.
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
•Our success will depend on our ability to economically manufacture our trucks at scale and establish a hydrogen fueling ecosystem to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to end user fleets on schedule and at scale.
•We may experience significant delays in the design, validation and manufacture of our trucks, which could harm our business and prospects.
•Increases in costs, disruption of supply or shortage of components and raw materials could harm our business.
•We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling solutions, in sufficient volumes or at favorable prices, or at all.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$345,637	$464,715
Restricted cash and cash equivalents	1,224	1,224
Accounts receivable, net	23,865	17,974
Inventory	61,342	62,588
Prepaid expenses and other current assets	37,241	25,911
Total current assets	469,309	572,412
Restricted cash and cash equivalents	31,386	28,026
Long-term deposits	9,027	14,954
Property, plant and equipment, net	484,471	503,416
Intangible assets, net	84,010	85,860
Investment in affiliate	56,905	57,062
Goodwill	5,238	5,238
Other assets	11,807	7,889
Total assets	$1,152,153	$1,274,857
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$44,909	$44,133
Accrued expenses and other current liabilities	220,151	207,022
Debt and finance lease liabilities, current	6,233	8,950
Total current liabilities	271,293	260,105
Long-term debt and finance lease liabilities, net of current portion	268,345	269,279
Operating lease liabilities	5,266	4,765
Other long-term liabilities	20,974	21,534
Total liabilities	565,878	555,683
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,600,000,000 shares authorized, 1,342,842,964 and 1,330,083,002 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	134	133
Additional paid-in capital	3,804,974	3,790,272
Accumulated deficit	(3,218,791)	(3,071,069)
Accumulated other comprehensive loss	(42)	(162)
Total stockholders' equity	586,275	719,174
Total liabilities and stockholders' equity	$1,152,153	$1,274,857
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Truck sales	$7,418	$10,055
Service and other	79	622
Total revenues	7,497	10,677
Cost of revenues:
Truck sales	61,747	33,020
Service and other	3,325	354
Total cost of revenues	65,072	33,374
Gross loss	(57,575)	(22,697)
Operating expenses:
Research and development	39,497	61,806
Selling, general, and administrative	48,291	42,697
Total operating expenses	87,788	104,503
Loss from operations	(145,363)	(127,200)
Other income (expense):
Interest expense, net	(2,278)	(9,833)
Loss on debt extinguishment	(784)	—
Other income, net	860	190
Loss before income taxes and equity in net loss of affiliates	(147,565)	(136,843)
Income tax expense	—	—
Loss before equity in net loss of affiliates	(147,565)	(136,843)
Equity in net loss of affiliates	(157)	(8,408)
Net loss from continuing operations	(147,722)	(145,251)
Discontinued operations:
Loss from discontinued operations	—	(23,843)
Net loss from discontinued operations	—	(23,843)
Net loss	$(147,722)	$(169,094)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.11)	$(0.26)
Net loss from discontinued operations	$—	$(0.05)
Net loss	$(0.11)	$(0.31)

Weighted-average shares outstanding, basic and diluted	1,335,877,351	549,689,436
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(147,722)	$(169,094)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	120	(53)
Comprehensive loss	$(147,602)	$(169,147)
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	1,330,083,002	$133	$3,790,272	$(3,071,069)	$(162)	$719,174
Issuance of shares for RSU awards	4,371,075	—	—	—	—	—
Common stock issued for conversions of 8.25% Convertible Notes	8,388,887	1	5,916	—	—	5,917
Stock-based compensation	—	—	8,786	—	—	8,786
Net loss	—	—	—	(147,722)	—	(147,722)
Other comprehensive income	—	—	—	—	120	120
Balance as of March 31, 2024	1,342,842,964	$134	$3,804,974	$(3,218,791)	$(42)	$586,275

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	512,935,485	$51	$2,562,855	$(2,034,850)	$(1,577)	$526,479
Exercise of stock options	156,366	—	166	—	—	166
Issuance of shares for RSU awards	2,789,660	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	28,922,476	3	64,710	—	—	64,713
Common stock issued under Equity Distribution Agreement, net	17,020,258	2	31,610	—	—	31,612
Issuance of common stock upon conversion of Senior Convertible Notes	32,358,306	3	67,497	—	—	67,500
Stock-based compensation	—	—	24,548	—	—	24,548
Net loss	—	—	—	(169,094)	—	(169,094)
Other comprehensive loss	—	—	—	—	(53)	(53)
Balance as of March 31, 2023	594,182,551	$59	$2,751,386	$(2,203,944)	$(1,630)	$545,871
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(147,722)	$(169,094)
Less: Loss from discontinued operations	—	(23,843)
Loss from continuing operations	(147,722)	(145,251)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	10,596	6,238
Stock-based compensation	8,786	24,487
Equity in net loss of affiliates	157	8,408
Revaluation of financial instruments	826	(199)
Inventory write-downs	20,044	2,275
Non-cash interest expense	3,625	10,008
Loss on disposal of assets	2,688	—
Other non-cash activity	2,871	486
Changes in operating assets and liabilities:
Accounts receivable, net	(5,892)	4,299
Inventory	(17,788)	(5,905)
Prepaid expenses and other current assets	(10,297)	(39,711)
Other assets	(389)	(1,929)
Accounts payable, accrued expenses and other current liabilities	11,819	(40,092)
Operating lease liabilities	(763)	(414)
Other long-term liabilities	5,836	1,278
Net cash used in operating activities	(115,603)	(176,022)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(16,458)	(50,517)
Proceeds from the sale of assets	21,398	—
Net cash provided by (used in) investing activities	4,940	(50,517)
Cash flows from financing activities
Proceeds from the exercise of stock options	—	404
Proceeds from issuance of shares under the Tumim Purchase Agreements	—	64,713
Proceeds from issuance of common stock under Equity Distribution Agreement, net of commissions paid	—	30,524
Proceeds from issuance of convertible notes, net of discount and issuance costs	—	25,000
Repayment of debt and promissory notes	(130)	(2,544)
Payment for Coupon Make-Whole Premium	(1,747)	—
Payments on insurance premium financing	(1,853)	(1,999)
Payments on finance lease liabilities and financing obligation	(1,276)	(182)
Payments for issuance costs	(49)	—
Net cash provided by (used in) financing activities	(5,055)	115,916
Net decrease in cash and cash equivalents, including restricted cash and cash equivalents	(115,718)	(110,623)
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	493,965	313,909
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$378,247	$203,286
See accompanying notes to the condensed consolidated financial statements.

Cash flows from discontinued operations:
Operating activities	$—	$(3,939)
Investing activities	—	(1,772)
Financing activities	—	(308)
Net cash used in discontinued operations	$—	$(6,019)

Supplementary cash flow disclosures:
Cash paid for interest	$2,896	$1,490
Cash interest received	$5,330	$1,583
Supplementary disclosures for noncash investing and financing activities:
Purchases of property, plant and equipment included in liabilities	$12,039	$26,827
Conversion of 8.25% Convertible Notes	$5,917	$—
PIK interest	$3,625	$5,801
Accrued issuance costs	$89	$550
Conversion of Senior Convertible Notes into common stock	$—	$64,286
Accrued commissions under Equity Distribution Agreement	$—	$593
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BASIS OF PRESENTATION
(a)Overview
Nikola Corporation (‘‘Nikola’’ or the ‘‘Company’’) is a designer and manufacturer of heavy-duty commercial hydrogen-electric ("FCEV") and battery-electric ("BEV") trucks and energy infrastructure solutions.
(b)Unaudited Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes. All dollar amounts are in thousands, unless otherwise noted.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
Pre-production activities for Tre FCEV trucks, including manufacturing readiness, process validation, prototype builds, freight, and inventory write-downs were recorded as research and development activities on the Company's condensed consolidated statements of operations. Commensurate with the start of production, manufacturing costs, including labor and overhead, facility costs, and inventory-related expenses related to the Tre FCEV trucks, are recorded in cost of revenues beginning in the fourth quarter of 2023.
On June 30, 2023, pursuant to a general assignment (the “Assignment”), the Company transferred ownership of its subsidiary, Romeo Power, Inc.'s ("Romeo") right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions (collectively, the “Assets”) to SG Service Co., LLC, in its sole and limited capacity as Assignee for the Benefit of Creditors of Romeo (“Assignee”), and also designated Assignee to act as the assignee for the benefit of creditors of Romeo, such that Assignee succeeded to all of Romeo’s right, title and interest in and to the Assets. The results of operations of Romeo are reported as discontinued operations for the three months ended March 31, 2023. See Note 9, Discontinued Operations, for additional information. All references made to financial data in this Quarterly Report on Form 10-Q are to the Company's continuing operations, unless otherwise specifically noted.
(c)Funding Risks and Going Concern
In accordance with Accounting Standards Codification ("ASC") 205-40, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASC 205-40") the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.
As an early-stage growth company, the Company's ability to access capital is critical. Until the Company can generate sufficient revenue to cover its operating expenses, working capital and capital expenditures, the Company will need to raise additional capital. Additional stock financing may not be available on favorable terms, or at all, and would be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments.
The Company has secured and intends to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the amended and restated equity distribution agreement with Citigroup Global Markets Inc. ("Citi"), as sales agent. See Note 7, Capital Structure. However, the ability to access the amended and restated equity distribution agreement is dependent on the market price of the Company's common stock, trading volumes, and

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
availability of unreserved shares, which cannot be assured, and as a result cannot be included as sources of liquidity for the Company’s ASC 205-40 analysis.
If capital is not available to the Company when, and in the amounts needed, the Company would be required to delay, scale back, or abandon some or all of its development programs and operations, which could materially harm the Company’s business, financial condition and results of operations. The result of the Company’s ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these condensed consolidated financial statements.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less, such as money market funds, to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had $345.6 million and $464.7 million of cash and cash equivalents, respectively. Cash equivalents and restricted cash equivalents included $33.4 million and $29.8 million of highly liquid investments as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Company had $32.6 million and $29.3 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and primarily consists of securitization of the Company's letters of credit and debt. See Note 6, Debt and Finance Lease Liabilities, for additional details.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the condensed consolidated statements of cash flows are as follows:

	As of
	March 31, 2024	December 31, 2023	March 31, 2023
Cash and cash equivalents	$345,637	$464,715	$119,604
Restricted cash and cash equivalents – current	1,224	1,224	10,600
Restricted cash and cash equivalents – non-current	31,386	28,026	73,082
Cash, cash equivalents and restricted cash and cash equivalents	$378,247	$493,965	$203,286
Money market funds consist of highly liquid investments with original maturities of three months or less and are classified in cash and cash equivalents and restricted cash in the accompanying condensed consolidated balance sheets.
(b)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$33,353	$—	$—	$33,353

Liabilities
Derivative liability	$—	$—	$8,027	$8,027

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$29,839	$—	$—	$29,839

Liabilities
Derivative liability	$—	$—	$8,871	$8,871
Embedded conversion features derivative liability
On December 12, 2023, the Company consummated an underwritten public offering of $175.0 million aggregate principal amount of the Company’s 8.25% Green Convertible Senior Notes due 2026 (the “8.25% Convertible Notes”). The 8.25% Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 12, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture, dated as of December 12, 2023, between the Company and the Trustee.
The conversion features embedded in the 8.25% Convertible Notes met the criteria to be separated from the host contract and recognized separately at fair value. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized in other income, net on the condensed consolidated statements of operations. As of the issuance of the 8.25% Convertible Notes, the Company recognized $47.3 million for the embedded conversion features as a derivative liability within accrued expenses and other current liabilities on the condensed consolidated balance sheets. The change in fair value of the derivative liability for the three months ended March 31, 2024 was as follows:

Derivative liability
Estimated fair value at December 31, 2023	$8,871
Change in estimated fair value	839
Settlement of derivative liability for conversions	(1,683)
Estimated fair value at March 31, 2024	$8,027
The fair value of the conversion features was estimated by applying a with-and-without approach. The following reflects the ranges of inputs and assumptions used:

For the three months ended
March 31, 2024
Stock price	$0.63 - $1.04
Conversion price	$0.90
Risk free rate	3.01% - 4.52%
Credit spread	14.10% - 15.10%
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company estimates a reserve for returns based on average historical returns in the event of dealer agreement terminations. Management believes that the estimate is an accurate reflection of expected returns, but actual return activity may vary from estimates. Accrued returns were approximately $8.6 million and $0.7 million as of March 31, 2024 and December 31, 2023, respectively, and are generally reflected in accrued expenses and other current liabilities on the condensed consolidated balance sheets. If the reserve applies to trucks that have an outstanding accounts receivable balance, the reserve is reflected as a reduction of accounts receivable, net.
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
Service and other
Service and other revenues primarily consist of sales of charging products, service parts, after-market parts, service and labor, and hydrogen. Sales are generally recognized as a single performance obligation at the point in time when control is transferred to the customer. Control is generally deemed transferred when the product is delivered to the customer and the customer can direct the product's use and obtain substantially all of the remaining benefits from the asset. Payment for products sold are made in accordance with the Company's customary payment terms and the Company's contracts do not have significant financing components. Sales tax collected is not considered revenue and is accrued until remitted to the taxing authorities.
(d)Product Warranties and Recall Campaigns
Product warranty costs are recognized upon transfer of control of trucks to dealers, and are estimated based on factors including the length of the warranty (generally 2 to 5 years), product costs, and product failure rates. Warranty reserves are reviewed and adjusted quarterly to ensure that accruals are adequate to meet expected future warranty obligations. Estimating future warranty costs is highly subjective and requires significant management judgment. Management believes that the accruals are adequate. However, based on the limited historical information available, it is possible that substantial additional charges may be required in future periods based on new information or changes in facts and circumstances. The Company's accrual includes estimates of the replacement costs for covered parts which is based on historical experience. This estimate could be impacted by contractual changes with third-party suppliers or the need to identify new suppliers and the engineering and design costs that would accompany such a change.
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
During the third quarter of 2023, the Company filed a voluntary recall with the National Highway Traffic Safety Administration for the Company's BEV trucks, related to issues with the existing battery pack. The Company accrued recall campaign costs of $65.0 million, of which $9.7 million has been incurred through March 31, 2024. The Company placed a temporary hold on new BEV truck shipments until its BEV truck inventory has been retrofit with alternative battery packs. See Note 11, Commitments and Contingencies, for additional information.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The change in warranty liability for the three months ended March 31, 2024 and 2023 is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Accrued warranty - beginning of period	$78,946	$7,788
Warranties issued in period - product warranty	9,664	1,793
Net changes in liability for pre-existing warranties	(1,293)	(302)
Warranty costs incurred	(6,648)	(31)
Accrued warranty - end of period	$80,669	$9,248
As of March 31, 2024, warranty accrual of $61.5 million was recorded in accrued expenses and other current liabilities and $19.2 million in other long-term liabilities on the condensed consolidated balance sheets. As of December 31, 2023, warranty accrual of $65.7 million was recorded in accrued expenses and other current liabilities and $13.2 million in other long-term liabilities on the consolidated balance sheets.
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
In December 2023, FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes, to enhance income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company plans to adopt ASU 2023-09 for the year ended December 31, 2025, and is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
3.BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at March 31, 2024 and December 31, 2023, respectively:

	As of
	March 31, 2024	December 31, 2023
Raw materials	$29,782	$32,889
Work in process	16,591	15,486
Finished goods	8,919	8,206
Service parts	6,050	6,007
Total inventory	$61,342	$62,588
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at March 31, 2024 and December 31, 2023, respectively:

	As of
	March 31, 2024	December 31, 2023
Inventory deposits	$11,308	$4,843
Prepaid expenses	5,505	6,152
Non-trade receivables	4,913	4,895
Holdback receivable	4,886	3,655
Other deposits	4,076	1,643
Prepaid software	2,815	1,421
Return assets	1,653	675
Prepaid insurance premiums	1,606	2,148
Deferred implementation costs	479	479
Total prepaid expenses and other current assets	$37,241	$25,911
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Buildings	$240,861	$239,918
Construction-in-progress	96,951	135,994
Equipment	75,690	67,657
Tooling	58,183	39,389
Finance lease assets	37,109	37,504
Software	8,649	8,649
Land	7,957	7,957
Other	5,068	4,926
Leasehold improvements	3,100	3,100
Demo vehicles	1,798	788
Furniture and fixtures	1,483	1,483
Property, plant and equipment, gross	536,849	547,365
Less: accumulated depreciation and amortization	(52,378)	(43,949)
Total property, plant and equipment, net	$484,471	$503,416
Construction-in-progress on the Company's condensed consolidated balance sheets as of March 31, 2024 relates primarily to the development of hydrogen infrastructure.
During the three months ended March 31, 2024, the Company changed its accounting estimate for the expected useful life of tooling. The Company determined that straight-line depreciation with an estimated useful life of 5 years was more representative of the estimated economic lives of those assets than the consumption method. This change in estimate was applied prospectively effective for the first quarter of 2024 and resulted in an increase in depreciation expense of $2.6 million for the three months ended March 31, 2024.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Depreciation expense for the three months ended March 31, 2024 and 2023 was $8.6 million and $4.2 million, respectively.
In July 2023, the Company executed a membership interest and asset purchase agreement (the "FFI Purchase Agreement") with FFI Phoenix Hub Holdings, LLC, a wholly-owned subsidiary of Fortescue Future Industries ("FFI"). Pursuant to the terms of the Purchase Agreement, FFI Phoenix Hub Holdings, LLC, acquired 100% of the interests in Phoenix Hydrogen Hub, LLC, the Company's wholly owned subsidiary holding the assets related to the Phoenix hydrogen hub project, including land and construction-in-progress. During the first quarter of 2024, the Company completed the second closing under the terms of the FFI Purchase Agreement. The Company sold $25.1 million of assets during the first quarter of 2024 pursuant to the second closing. The Company's proceeds are net of a $3.7 million holdback. As of March 31, 2024, the Company recognized $4.9 million in prepaid and other current assets and $2.5 million in other assets on the condensed consolidated balance sheets for the holdback receivable on the first and second closings. As of December 31, 2023, the Company recognized $3.7 million in prepaid and other current assets on the balance sheets for the holdback receivable on the first closing.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Settlement liabilities	$87,063	$91,330
Warranty liability, current	61,467	65,703
Accrued purchase of intangible asset	18,885	13,796
Inventory received not yet invoiced	15,233	8,642
Derivative liability	8,027	8,871
Other accrued expenses	8,922	5,186
Accrued payroll and payroll related expenses	7,691	3,254
Accrued outsourced engineering services	6,363	4,207
Operating lease liabilities, current	2,418	1,867
Accrued purchases of property, plant and equipment	2,317	2,458
Accrued legal expenses	1,765	1,708
Total accrued expenses and other current liabilities	$220,151	$207,022
4.INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$14,286	$35,714
FCPM license	47,181	—	47,181
Other intangibles	1,650	535	1,115
Total intangible assets, net	$98,831	$14,821	$84,010

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$12,500	$37,500
FCPM license	47,181	—	47,181
Other intangibles	1,650	471	1,179
Total intangible assets, net	$98,831	$12,971	$85,860
Amortization expense related to intangible assets for the three months ended March 31, 2024 and 2023 was $1.8 million and $1.8 million, respectively.
In 2021, the Company acquired a license for fuel cell power modules ("FCPMs") for use in the production of FCEVs. The Company expects to amortize the license beginning at the start of in-house FCPM production. As of March 31, 2024, the Company has not started amortizing the license.
5.INVESTMENTS IN AFFILIATE
The investment in an unconsolidated affiliate accounted for under the equity method consisted of the following:

		As of
	Ownership as of March 31, 2024	March 31, 2024	December 31, 2023
Wabash Valley Resources LLC	20%	$56,905	$57,062
		$56,905	$57,062
Equity in net loss of affiliates on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Equity in net loss of affiliates:
Nikola Iveco Europe GmbH	$—	$(8,411)
Wabash Valley Resources LLC	(157)	3
Total equity in net loss of affiliates	$(157)	$(8,408)
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
On June 29, 2023, the Company and Iveco executed the European Joint Venture Transaction Agreement whereby the Company sold its 50% equity interest in Nikola Iveco Europe GmbH to Iveco.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Wabash Valley Resources LLC
On June 22, 2021, the Company entered into a Membership Interest Purchase Agreement (the "MIPA") with Wabash Valley Resources LLC ("WVR") and the Sellers, pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for $25.0 million in cash and 1,682,367 shares of the Company’s common stock. The common stock consideration was calculated based on the Company's 30-day average closing stock price, or $14.86 per share, and the Company issued 1,682,367 shares of its common stock.
The Company's interest in WVR is accounted for under the equity method and is included in investment in affiliate on the Company's condensed consolidated balance sheets. Included in the initial carrying value was a basis difference of $55.5 million due to the difference between the cost of the investment and the Company's proportionate share of WVR's net assets. The basis difference is primarily comprised of property, plant and equipment and intangible assets.
As of March 31, 2024, the Company's maximum exposure to loss was $57.4 million, which represents the book value of the Company's equity interest and loans to WVR for $0.5 million.
6.DEBT AND FINANCE LEASE LIABILITIES
A summary of debt and finance lease liabilities as of March 31, 2024 and December 31, 2023, were as follows:

	As of
	March 31, 2024	December 31, 2023
Current:
Finance lease liabilities	$5,325	$6,312
Insurance premium financing	—	1,852
Promissory notes	798	699
Financing obligations	110	87
Debt and finance lease liabilities, current	$6,233	$8,950

	As of
	March 31, 2024	December 31, 2023
Non-current:
Toggle Convertible Notes	$128,740	$124,061
Financing obligations	101,712	101,470
Finance lease liabilities	25,916	26,395
8.25% Convertible Notes	9,771	15,047
Promissory notes	2,206	2,306
Long-term debt and finance lease liabilities, net of current portion	$268,345	$269,279

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair values of the following debt obligations are estimated using level 2 fair value inputs, including stock price and risk-free rates. The following table presents the carrying value and estimated fair values:

	As of March 31, 2024
	Carrying Value	Fair Value
June 2022 Toggle Convertible Notes	$119,336	$104,499
8.25% Convertible Notes	9,771	19,079
June 2023 Toggle Convertible Notes	9,404	10,973
Promissory notes	3,004	2,938
Toggle Convertible Notes
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of the Company's June 2022 Toggle Convertible Notes, which will mature on May 31, 2026. The June 2022 Toggle Convertible Notes were issued pursuant to an indenture, dated as of June 1, 2022 (the "June 2022 Toggle Convertible Notes Indenture").
In April 2023, the Company completed an exchange of $100.0 million aggregate principal amount of the Company's June 2022 Toggle Convertible Notes for the issuance of $100.0 million unsecured 8.00% / 11.00% Series B convertible senior PIK toggle notes (the “April 2023 Toggle Convertible Notes"), with a maturity date of May 31, 2026.
In June 2023, the Company completed a private placement of $11.0 million aggregate principal amount of the Company's June 2023 Toggle Convertible Notes (together with the June 2022 Toggle Convertible Notes and the April 2023 Toggle Convertible Notes, the "Toggle Convertible Notes"), which will mature on May 31, 2026. The June 2023 Toggle Convertible Notes were issued pursuant to the June 2023 Toggle Convertible Notes Indenture (together with the June 2022 Toggle Convertible Notes Indenture, the "Toggle Convertible Notes Indentures").
During 2023, the holders of the April 2023 Toggle Convertible Notes converted the aggregate principal balance of the April 2023 Toggle Convertible Notes. As of March 31, 2024 and December 31, 2023, the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes were outstanding.
Below is a summary of certain terms of the Toggle Convertible Notes outstanding:
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

	June 2022 Toggle Convertible Notes	June 2023 Toggle Convertible Notes
PIK interest rate (per annum)	11.00%	8.00%
Cash interest rate (per annum)	8.00%	8.00%
Semi-annual interest payable dates	May 31 and November 30 of each year	June 30 and December 31 of each year
First interest payment date	November 30, 2022	December 31, 2023
Interest on the June 2023 Toggle Convertible Note that accrued from June 23, 2023 was paid as PIK Interest on December 31, 2023.
Conversions
Based on the applicable conversion rate, the Toggle Convertible Notes plus any accrued and unpaid interest are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
With respect to the June 2022 Toggle Convertible Notes, the initial conversion rate is 114.3602 shares per $1,000 principal amount, subject to customary anti-dilution adjustments in certain circumstances, which represents an initial conversion price of approximately $8.74 per share.
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
Holders of the Toggle Convertible Notes will have the right to convert all or a portion of their Toggle Convertible Notes prior to the close of business on the business day immediately preceding February 28, 2026 only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2022 for the June 2022 Toggle Convertible Notes, and during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2023 for the June 2023 Toggle Convertible Notes (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Toggle Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Toggle Convertible Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate of the Toggle Convertible Notes on each such trading day; (iii) if the Company calls such Toggle Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The net carrying amounts of the debt component of the Toggle Convertible Notes as of March 31, 2024 and December 31, 2023 were as follows:

	June 2022 Toggle Convertible Notes		June 2023 Toggle Convertible Notes
	As of March 31, 2024	As of December 31, 2023	As of March 31, 2024	As of December 31, 2023
Principal amount	$123,478	$123,478	$11,460	$11,460
Accrued PIK interest	4,565	1,170	229	—
Unamortized discount	(2,102)	(2,306)	(2,285)	(2,496)
Unamortized issuance costs	(6,605)	(7,245)	—	—
Net carrying amount	$119,336	$115,097	$9,404	$8,964
As of March 31, 2024, the effective interest rates on the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes were 13.90% and 17.24%, respectively. Amortization of the debt discount and issuance costs is reported as a component of interest expense and is computed using the straight-line method over the term of the applicable Toggle Convertible Notes, which approximates the effective interest method.
The following table presents the Company's interest expense related to the June 2022 Toggle Convertible Notes:

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$3,396	$5,801
Amortization of debt discount and issuance costs	844	932
Total interest expense	$4,240	$6,733
The following table presents the Company's interest expense related to the June 2023 Toggle Convertible Notes:

Three Months Ended
March 31, 2024
Contractual interest expense	$229
Amortization of debt discount and issuance costs	211
Total interest expense	$440
Senior Convertible Notes
On December 30, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the investors named therein for the sale of up to $125.0 million in initial principal amount of senior convertible notes (the “Purchase Agreement Notes”), in a registered direct offering. The Purchase Agreement Notes are convertible into shares of the Company’s common stock, subject to certain conditions and limitations. The Company consummated an initial closing for the sale of $50.0 million in aggregate principal amount of Purchase Agreement Notes on December 30, 2022 (the "Series A Notes").
Subsequent to the initial closing, the Company entered into an amended securities purchase agreement (the "Amended Purchase Agreement") pursuant to which the Company consummated an additional closing on March 17, 2023 for the sale of $25.0 million in aggregate principal amount of Purchase Agreement Notes (the "Series B-1 Notes"). The purchase price for the Purchase Agreement Notes is $1,000 per $1,000 principal amount.
Each Purchase Agreement Note accrued interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning April 1, 2023 for the Series A Notes, and June 1, 2023 for the Series B-1 Notes. Interest was payable in cash or shares of the Company's common stock or in a combination of cash and shares of common stock, at the Company’s option. Each Purchase Agreement Note issued pursuant to the Purchase Agreement and Amended Purchase Agreement had a maturity date of one year from issuance. Upon any conversion, redemption or other repayment of a Purchase

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Agreement Note, a “make-whole” amount equal to the amount of additional interest that would accrue under such Purchase Agreement Note at the interest rate then in effect assuming that the outstanding principal of such Purchase Agreement Notes remained outstanding through and including the maturity date of such Purchase Agreement Note.
At any time on or after January 9, 2023, all or any portion of the principal amount of each Purchase Agreement Note, plus accrued and unpaid interest, any make-whole amount and any late charges thereon (the “Conversion Amount”), is convertible at any time, in whole or in part, at the noteholder’s option, into shares of the Company's common stock at a conversion price per share (the “Conversion Price”) equal to the lower of (i) the applicable “reference price”, subject to certain adjustments (the “Reference Price”), (ii) the greater of (x) the applicable “floor price” (the “Floor Price”) and (y) the volume weighted average price (“VWAP”) of the Common Stock as of the conversion date, and (iii) the greater of (x) the Floor Price, and as elected by the converting noteholder, (y) either (X) depending on the delivery time of the applicable conversion notice, (1) the VWAP as of the applicable conversion date or (2) the VWAP immediately prior to the applicable conversion date and (Y) 95% of the average VWAP for the three trading days commencing on, and including, the applicable conversion date, subject to adjustment in accordance with the terms of the Notes. The Reference Price and Floor Price applicable to each issuance of Purchase Agreement Notes is summarized below:

	Reference Price	Floor Price
Series A Notes	$5.975	$0.478
Series B-1 Notes	$4.050	$0.478
The following table summarizes conversions of the Purchase Agreement Notes during the three months ended March 31, 2023:

	Series A Notes	Series B-1 Notes
Shares of common stock issued for conversions	21,785,618	10,572,688
Principal balance converted	$50,000	$14,286
Make-whole interest converted	$2,500	$714
Average conversion price	$2.41	$1.42
The Company elected to account for the Purchase Agreement Notes pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The Company believes that the fair value option better reflects the underlying economics of the Purchase Agreement Notes. The Series A Notes and Series B-1 Notes were fully converted in the first and second quarters of 2023, and the Purchase Agreement was terminated in the third quarter of 2023.
8.25% Convertible Notes
On December 12, 2023, the Company consummated the sale and issuance of $175.0 million aggregate principal amount of the 8.25% Convertible Notes. The 8.25% Convertible Notes are senior, unsecured obligations of the Company.
The 8.25% Convertible Notes accrue interest at a rate of 8.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2024. The 8.25% Convertible Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. At any time before the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 8.25% Convertible Notes at their option. The Company will settle conversions by delivering (i) shares of the Company’s common stock (together, if applicable, with cash in lieu of any fractional share), at the then-applicable conversion rate; and (ii) a cash amount representing the present value of remaining scheduled coupon payments on the converted notes discounted at United States treasuries plus 50 basis points (the “Coupon Make-Whole Premium”). The initial conversion rate is 1,111.11 shares of common stock per $1,000 principal amount of 8.25% Convertible Notes, which represents an initial conversion price of approximately $0.90 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
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
The Company recognized $122.1 million upon issuance of the 8.25% Convertible Notes, net of initial purchasers' discounts of $47.3 million and debt issuance costs of $5.6 million. Unamortized debt discount and issuance costs were reported

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
as a direct deduction from the face amount of the 8.25% Convertible Notes. During 2023, noteholders of the 8.25% Convertible Notes converted aggregate principal amount of $153.4 million for issuance of 170,491,093 shares of the Company's common stock.
During the three months ended March 31, 2024, noteholders of the 8.25% Convertible Notes converted aggregate principal amount of $7.6 million for issuance of 8,388,887 shares of the Company's common stock and Coupon Make-Whole Premium in cash of $1.7 million. The Company extinguished 8.25% Convertible Notes with a carrying amount of $5.2 million for conversions, resulting in a loss on debt extinguishment of $0.8 million on the condensed consolidated statements of operations for the three months ended March 31, 2024.
The net carrying amount of the debt component of the 8.25% Convertible Notes as of March 31, 2024 and December 31, 2023 was as follows:

	As of
	March 31, 2024	December 31, 2023
Principal amount	$14,008	$21,558
Unamortized discount	(3,782)	(5,821)
Unamortized issuance costs	(455)	(690)
Net carrying amount	$9,771	$15,047
Interest expense on the 8.25% Convertible Notes for the three months ended March 31, 2024 was immaterial.
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
The buyer is not considered to have obtained control of the headquarters because the lease is classified as a finance lease. Accordingly, the sale of the headquarters is not recognized and the property and land continue to be recognized on the Company's condensed consolidated balance sheets. As of the Sale Date, the Company recorded $38.3 million as a financing obligation on the Company's condensed consolidated balance sheets representing proceeds received net of debt issuance costs of $1.1 million. Rent payments under the terms of the Lease Agreement are allocated between interest expense and principal repayments using the effective interest method. Additionally, debt issuance costs are amortized to interest expense over the lease term.
After the Sale Date and through March 31, 2024, the Company recognized an additional $13.1 million for financing obligations on the Company's condensed consolidated balance sheets related to the completion of construction. For the three months ended March 31, 2024 and 2023, the Company recognized $0.9 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The buyer is not considered to have obtained control of the land because the lease is classified as a finance lease. Accordingly, the sale of the land in Coolidge, Arizona is not recognized and the land continues to be recognized on the Company's condensed consolidated balance sheets. As of the Land Sale Date, the Company recorded $49.4 million as a financing obligation on the Company's condensed consolidated balance sheets representing proceeds received net of debt issuance costs of $1.0 million. Rent payments under the terms of the Land Lease Agreement are allocated between interest expense and principal repayments using the effective interest method. Additionally, debt issuance costs are amortized to interest expense over the lease term.
For the three months ended March 31, 2024, the Company recognized $1.3 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
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
For the three months ended March 31, 2023, the Company recognized $0.5 million of interest expense on the Collateralized Note. The Company repaid the promissory note during the third quarter of 2023.
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
For the three months ended March 31, 2024 and 2023, interest expense related to the Second Collateralized Note was immaterial.
Insurance Premium Financing
The Company executed an insurance premium financing agreement pursuant to which the Company financed certain annual insurance premiums for $6.6 million, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payable incurred interest at 2.95%, and matured on March 27, 2023.
During the second and third quarters of 2023, the Company executed additional insurance premium financing agreements pursuant to which the Company financed certain annual insurance premiums for $3.9 million and $1.2 million, respectively, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payables each incurred interest at 6.64%, and matured on March 27, 2024.
For the three months ended March 31, 2024 and 2023, the Company recognized an immaterial amount of interest expense on the insurance premium financing agreements.
Letters of Credit
During the first quarter of 2024, the Company executed a $3.0 million letter of credit in connection with the FFI Purchase Agreement through January 30, 2025. As of March 31, 2024, no amounts have been drawn on the letter of credit.
During the third quarter of 2023, the Company executed a $1.2 million letter of credit to secure a customs bond through September 14, 2024. As of March 31, 2024, no amounts have been drawn on the letter of credit.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million through December 31, 2024 in connection with the execution of a product supply agreement with a vendor. The supply agreement was subsequently amended, reducing the amount of the letter of credit to $15.0 million. As of March 31, 2024, no amounts have been drawn on the letters of credit.
7.CAPITAL STRUCTURE
Shares Authorized
As of March 31, 2024, the Company had authorized a total of 1,750,000,000 shares consisting of 1,600,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As of March 31, 2024 and December 31, 2023, the Company had 841,183 private warrants outstanding. The Company assumed the private warrants previously issued by VectoIQ Acquisition Corp. ("VectoIQ") and Romeo, respectively, and each private warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 or $96.96 per share, respectively, subject to adjustment. The outstanding private warrants are immaterial.
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
Under the terms of the First Tumim Purchase Agreement, the Company had the right, but not the obligation, to sell to Tumim, shares of common stock over the period commencing on the date of the First Tumim Purchase Agreement (the “Tumim Closing Date”) and ending on the first day of the month following the 36-month anniversary of the Tumim Closing Date. The purchase price was calculated as 97% of the volume weighted average prices of the Company's common stock during normal trading hours for three consecutive trading days commencing on the purchase notice date.
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
Under the terms of the Second Tumim Purchase Agreement, the Company had the right, but not the obligation, to sell to Tumim, shares of common stock over the period commencing on the date of the Second Tumim Purchase Agreement (the “Second Tumim Closing Date”) and ending on the first day of the month following the 36-month anniversary of the Second Tumim Closing Date, provided that certain conditions have been met. The purchase price was calculated as 97% of the volume weighted average prices of the Company's common stock during normal trading hours for three consecutive trading days commencing on the purchase notice date.
During the three months ended March 31, 2023, the Company sold 25,501,486 shares of common stock, for proceeds of $56.3 million, to Tumim under the terms of the Second Tumim Purchase Agreement, and terminated the Second Tumim Purchase Agreement during the third quarter of 2023.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company pays Citi a fixed commission rate of 2.5% of gross offering proceeds of shares sold under the Equity Distribution Agreement. During the three months ended March 31, 2023, the Company sold 17,020,258 shares of common stock under the Equity Distribution Agreement at an average price per share of $1.90 for gross proceeds of $32.4 million and net proceeds of approximately $31.6 million, after $0.8 million in commissions to the sales agent. There were no sales under the Equity Distribution Agreement during the three months ended March 31, 2024. Commissions incurred in connection with the Equity Distribution Agreement are reflected as a reduction of additional paid-in capital on the Company's condensed consolidated balance sheets. Commissions recognized in accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets were immaterial as of March 31, 2024 and December 31, 2023.
8.STOCK BASED COMPENSATION EXPENSE
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
The Nikola Corporation 2020 Stock Incentive Plan ("2020 Plan") provides for the grant of incentive and nonqualified stock options, restricted stock units ("RSUs"), restricted share awards, stock appreciation awards, and cash-based awards to employees, outside directors, and consultants of the Company. The 2020 Plan and the Nikola Corporation 2020 Employee Stock Purchase Plan ("2020 ESPP") became effective immediately upon the closing of the business combination with VectoIQ. No offerings have been authorized to date by the Company's board of directors under the ESPP.
Stock Options
A summary of changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	15,041,373	$1.37	3.64
Granted	—	—
Exercised	—	—
Cancelled	(8,493)	3.28
Outstanding at March 31, 2024	15,032,880		3.38
Vested and exercisable as of March 31, 2024	15,032,880	$1.37	3.38

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Units
A summary of changes in RSUs are as follows:

Number of RSUs
Balance at December 31, 2023	25,541,121
Granted	920,220
Released	(4,371,075)
Cancelled	(1,815,195)
Balance at March 31, 2024	20,275,071
Market Based RSUs
The Company grants market based RSUs to its executive officers, which entitle them to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0% and 200% of the target award depending upon the Company's performance at the conclusion of the performance period, ending December 31, 2025. The performance condition of the awards is based on total shareholder return ("TSR") of the Company's common stock relative to a broad group of green energy companies.
During the first quarter of 2024, the Company granted 600,000 TSR awards to a new executive officer. The grant date fair value of the TSR award was immaterial. A summary of changes in market based RSUs are as follows:

Number of Market Based RSUs
Balance at December 31, 2023	3,000,000
Granted	600,000
Released	—
Cancelled	—
Balance at March 31, 2024	3,600,000
Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$328	$731
Research and development	2,859	9,041
Selling, general, and administrative	5,599	14,715
Discontinued operations	—	61
Total stock-based compensation expense	$8,786	$24,548
As of March 31, 2024, total unrecognized compensation expense was as follows:

Unrecognized Compensation Expense
Market based RSUs	$6,864
RSUs	31,022
Total unrecognized compensation expense at March 31, 2024	$37,886

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9.DISCONTINUED OPERATIONS
As discussed in Note 1, Basis of Presentation, on June 30, 2023, the Company transferred ownership of all of Romeo's right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions, to the Assignee. The Company received no cash consideration related to the Assignment.
The Assignment of Romeo represents a strategic shift and its results are reported as discontinued operations for the prior year period presented. Following the Assignment, the Company retained no interest in Romeo, and Romeo is not deemed a related party.
The following represents the major components of loss from discontinued operations presented in the condensed consolidated statements of operations:

For the three months ended March 31, 2023
Revenues	$440
Cost of revenues	10,653
Gross loss	(10,213)
Operating expenses:
Research and development	2,620
Selling, general and administrative	11,012
Total operating expenses	13,632
Loss from operations	(23,845)
Other income, net
Interest expense, net	(30)
Revaluation of warrant liability	32
Loss from discontinued operations	$(23,843)

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
Beginning in 2022, the Tax Cuts and Jobs Act ("TCJA") requires taxpayers to capitalize certain research and development costs and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. Previously, such costs could be deducted in the period they were incurred. This provision is not anticipated to impact the Company's effective tax rate or result in any cash payments for its federal income taxes.
Income tax expense was immaterial for the three months ended March 31, 2024 and 2023 due to cumulative tax losses.
11.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general, and administrative expense on the condensed consolidated financial

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2024.
Regulatory and Governmental Investigations
By order dated December 21, 2021, the Company and the SEC reached a settlement arising out of the SEC’s investigation of the Company related to a short-seller article published in September 2020. Under the terms of the settlement, without admitting or denying the SEC’s findings, the Company among other things, agreed to pay a $125 million civil penalty. The first $25 million installment was paid at the end of 2021 and the remaining installments to be paid semiannually through 2023. The Company previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. In July 2022, the Company and SEC agreed to an alternative payment plan. The Company made a payment of $1.5 million during the first quarter of 2024. The remainder of the payment plan is subject to determination. As of March 31, 2024, the Company has reflected the remaining liability of $82.5 million in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The legal and other professional costs the Company incurred during the three months ended March 31, 2024 and 2023 in connection with legal work disclosed elsewhere in this Report include immaterial amounts for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. As of March 31, 2024 and December 31, 2023, accrued expenses for legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement were immaterial.
To the extent that these investigations and any resulting third-party claims yield adverse results over time, such results could jeopardize the Company's operations and exhaust its cash reserves, and could cause stockholders to lose their entire investment.
The Company is currently seeking reimbursement from Mr. Milton for costs and damages arising from the actions that are the subject of the government and regulatory investigations. On October 20, 2023, an arbitration panel in New York, New York awarded the Company approximately $165 million plus interest in an arbitration proceeding against Mr. Milton. The Company is currently in the process of seeking to have the arbitration award confirmed in the United States District Court of the District of Arizona. The Company's ability to enforce the arbitration award and recover any judgment from the counterparty is not guaranteed and could result in no recovery.
Shareholder Securities Litigation
The Company and certain of its current and former officers and directors are defendants in a consolidated securities class action lawsuit pending in the United States District Court of the District of Arizona (the "Shareholder Securities Litigation"). On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the court appointed Nikola Investor Group II as Lead Plaintiff. On January 24, 2022, Lead Plaintiffs filed the Consolidated Amended Class Action Complaint which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company's business plan and prospects. On April 8, 2022, Defendants moved to dismiss the Consolidated Amended Class Action Complaint. On February 2, 2023, the court issued a ruling granting the Defendants' motions to dismiss, without prejudice. As a result, Plaintiffs' complaint was dismissed in its entirety, with leave to amend by April 3, 2023. On April 3, 2023, Plaintiffs filed the Second Consolidated Amended Class Action Complaint. Defendants filed their motions to dismiss the Second Consolidated Amended Class Action Complaint on May 15, 2023. On December 8, 2023, the court granted in part and denied in part Defendants' motion to dismiss. On January 26, 2024, the Company and certain former officers and directors answered the Second Consolidated Amended Class Action Complaint. On February 23, 2024, the parties exchanged initial disclosures. The Lead Plaintiffs’ motion for class certification is due on May 17, 2024.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On December 18, 2020, a purported shareholder derivative action was filed in the United States District Court for the District of Arizona, Huhn v. Milton et al., Case No. 2:20-cv-02437-DWL, purportedly on behalf of the Company, against certain of the Company’s current and former directors alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, unjust enrichment, and against defendant Jeff Ubben, a member of the Company’s board of directors, insider selling and misappropriation of information. On January 26, 2021, the Huhn action was stayed until 30 days after the earlier of (a) the Shareholder Securities Litigation being dismissed in its entirety with prejudice; (b) defendants filing an answer to any complaint in the Shareholder Securities Litigation; or (c) a joint request by plaintiff and defendants to lift the stay. On April 5, 2024, the court entered an order further staying the action (a) until a joint request by plaintiff and defendants to lift the stay; or (b) absent agreement from the parties that the stay should be lifted, upon motion by any party and good cause shown.
On January 7, 2022, Barbara Rhodes, a purported stockholder of the Company, filed her Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Rhodes v. Milton, et al. and Nikola Corp., C.A. No. 2022-0023-KSJM (the “Rhodes Action”). On January 10, 2022, Zachary BeHage and Benjamin Rowe, purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned BeHage v. Milton, et al. and Nikola Corp., C.A. No. 2022-0045-KSJM. (the “BeHage Rowe Action” and, together with the Rhodes Action, the "Related Actions"). These actions are against certain of the Company’s current and former directors and allege breach of fiduciary duties, insider selling under Brophy, aiding and abetting insider selling, aiding and abetting breach of fiduciary duties, unjust enrichment, and waste of corporate assets.
On February 1, 2022, the court consolidated the Rhodes Action and the BeHage Rowe Action as In re Nikola Corporation Derivative Litigation, C.A. No. 2022-0023-KJSM (the "Consolidated Chancery Action"). The Consolidated Chancery Action was stayed through February 2, 2022 on a combination of joint stipulations and court orders. Plaintiffs then filed a second amended complaint on February 14, 2023 (the “Second Amended Complaint”). On March 10, 2022, Michelle Brown and Crisanto Gomes, purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned Brown v. Milton, et al. and Nikola Corp., C.A. No. 2022-0223-KSJM (the “Brown & Gomes Action”). The Brown & Gomes Action likewise alleges claims against certain of the Company’s current and former directors for purported breaches of fiduciary duty and unjust enrichment. On January 12, 2023, the parties entered into a stipulation consolidating the Brown & Gomes Action in the Consolidated Chancery Derivative Action. On May 3, 2023, each of the current and former director defendants moved to partially dismiss the Second Amended Complaint. Briefing concluded on August 25, 2023, and the court heard arguments on December 8, 2023. On April 9, 2024, the court issued an order, granting in part and denying in part the defendants’ motion to dismiss. Defendants’ deadline to answer the Complaint is June 3, 2024.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On September 6, 2023, Lomont filed a Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Lomont v. Milton, et al.., C.A. No. 2023-0908-KSJM (the “Lomont Action”) against certain of the Company’s current and former directors, alleging claims against those defendants for purported breaches of fiduciary duty, unjust enrichment, and contribution and indemnification. The Lomont Action alleges that the Company constructively and wrongfully refused Lomont’s demand that the Company bring claims against officers and directors. On February 21, 2024, the court entered the parties’ stipulation staying the action for six months.
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
Tenneson Action
On October 13, 2023, John Tenneson filed a purported securities class action in the United States District Court for the District of Arizona, captioned Tenneson v. Nikola et al., Case No. 2:23-cv-02131-DJH (the “Tenneson Action”). The Tenneson Action asserts claims against the Company and certain officers and directors asserts under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company’s safety and structural controls related to its manufacturing of battery components and the likelihood of a product recall. On December 12, 2023, three sets of plaintiffs filed motions to be appointed as lead plaintiff. On January 16, 2024, the court entered the parties' stipulated extension of time for Defendants to respond to the complaint until after a lead plaintiff is appointed and an amended complaint is filed. On February 29, 2024, the magistrate issued a report and recommendation that plaintiff Randolph Reyes be appointed as lead plaintiff. On April 25, 2024, the District of Arizona court accepted and adopted the magistrate’s report and recommendation and appointed plaintiff Reyes as lead plaintiff.
Plaintiff seeks an unspecified amount in damages, attorneys’ fees, and other relief. The Company intends to vigorously defend itself. The Company is unable to estimate the potential loss or range of loss, if any, associated with the Tenneson Action, which could be material.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Lion Electric matter
On March 2, 2023, Lion Electric filed a complaint against Nikola in Arizona federal district court alleging that Nikola tortiously interfered with the Romeo Power, Inc. / Lion Electric business relationship and Lion’s business expectancy from the commercial relationship. Nikola denies the allegations and intends to vigorously defend the matter. Based upon information presently known to management, as of March 31, 2024 and December 31, 2023, the Company recognized an estimated liability of $1.8 million in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Commitments and Contingencies
FCPM License
In the third quarter of 2021, the Company entered into a fuel cell power module ("FCPM") license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2025. As of March 31, 2024 and December 31, 2023, the Company accrued $18.9 million and $13.8 million, respectively, in accrued expenses and other current liabilities, and zero and $5.5 million, respectively, in other long-term liabilities on the condensed consolidated balance sheets.
Inventory Repurchase Agreements
During the first quarter of 2023, the Company entered into an arrangement with a finance company to provide floor plan financing to its dealers (the "Floor Plan"), generally with terms of approximately 15 months. The Company receives payment from the finance company following shipment of trucks to the dealers, and the Company participates in the cost of dealer financing up to certain limits. In conjunction with the Floor Plan, the Company entered into an inventory repurchase agreement (the "Inventory Repurchase Agreement") with the finance company, whereby the Company has agreed to repurchase trucks re-possessed by the financing company in the event of a dealer default, at the financing company's option. As of March 31, 2024, the maximum potential cash payments the Company could be required to make under the terms of the Inventory Repurchase Agreement was $13.7 million. The Company's financial exposure under the Inventory Repurchase Agreement is limited to the difference between the amount paid to the financing company and the amount received upon subsequent resale of the re-possessed truck. As of March 31, 2024, the Company had not repurchased any trucks under the terms of the Inventory Repurchase Agreement, nor received any requests for repurchase.
BEV Recall Campaign
On August 11, 2023, the Company announced a voluntary recall of its BEV trucks and determined that replacement of the battery pack in all BEV trucks was the safest, most cost effective remedy. All BEV trucks were transported to the Company's manufacturing facility to be retrofit with alternative battery packs.
Amounts accrued for the recall campaign are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. As of March 31, 2024 and December 31, 2023, the Company accrued $65.0 million and $65.8 million, respectively, of which the Company incurred claims through such date of $9.7 million and $3.0 million, respectively, related to the recall campaign.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(147,722)	$(145,251)
Net loss from discontinued operations	—	(23,843)
Net loss	$(147,722)	$(169,094)

Denominator:
Weighted average shares outstanding, basic and diluted	1,335,877,351	549,689,436

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.11)	$(0.26)
Net loss from discontinued operations	$—	$(0.05)
Net loss	$(0.11)	$(0.31)
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

	Three Months Ended March 31,
	2024	2023
Toggle Convertible Notes (on an as-converted basis)	21,849,561	24,123,014
Senior Convertible Notes (on an as-converted basis)	—	9,292,913
8.25% Convertible Notes (on an as-converted basis)	15,564,444	—
Outstanding warrants	841,183	1,137,850
Stock options, including performance stock options	15,032,880	22,301,935
Restricted stock units, including Market Based RSUs	23,875,071	26,645,747
Total	77,163,139	83,501,459
13.SUBSEQUENT EVENTS
In April 2024, the Company settled a conversion of the 8.25% Convertible Notes for aggregate principal amount of $12.0 million with the issuance of 13,333,333 shares of the Company's common stock and Coupon Make-Whole Premium payment of $2.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements that are not historical facts. When used in this report, words such as “believe,” “may,” “will,” "shall," “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” "could," “plan,” “predict,” “potential,” "target," "goal," "strategy," “seem,” “seek,” “future,” “outlook,” and similar expressions are intended to identify forward looking statements. These are statements that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding our expectations regarding our business model and strategy; expected timing of completion of business milestones; the potential benefits from our hydrogen offtake, distribution and dispensing plans; expectations regarding our hydrogen supply and plans to secure adequate hydrogen supply; the expected performance and specifications of our vehicles, distribution and fueling solutions; expectations and market acceptance of our trucks and hydrogen fueling solutions; government incentives and expectations regarding customer demand related to such incentives; potential benefits of planned and actual collaborations with strategic partners; plans with respect to our potential leasing arrangements; plans with respect to our maintenance and service program; expectations regarding cash uses and capital requirements; our ability to raise capital; expected uses of our common stock; beliefs regarding our competitive position; market opportunity; expectations and estimates regarding expense levels and costs; our beliefs regarding our ability to remediate our material weakness and the timing thereof; our critical judgements and estimates, and the sufficiency thereof; the expected scope, costs and timing related to the battery-electric truck recall, including the nature of the repairs, expected costs to repair the vehicles and timing of such expenses, and any potential offsets, timing of battery replacements, truck deliveries and sales; and supply chain challenges. These statements are based on various assumptions, whether or not identified in this report, and on the current expectations of management and are not predictions of actual performance. These assumptions include, but are not limited to: our financial and business performance; expected timing with respect to the production and attributes of our trucks; expectations regarding our hydrogen fuel solutions; timing of completion of production and other milestones; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the execution of definitive agreements with our strategic partners and the success of our planned collaborations; our future capital requirements, ability to raise capital in the future and sources and uses of cash; costs of capital; the availability of sufficient authorized common stock; the ability to obtain parts and components on a timely basis and at the acceptable prices; the outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the execution, market acceptance and success of our business model; developments relating to our competitors and industry; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations and planned operations; the impact of interest rates and inflation on our business; our business, expansion plans and opportunities; our ability to achieve cost reductions for our vehicles; end user demand for our trucks; assumptions regarding our recall campaign and warranty costs; the continued availability of government incentives; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report, as well as our ability to execute our business model, including demand for and market acceptance of our products and planned services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceedings to which we are, or may become a party; our ability to raise capital and the terms thereof; our ability to service or repay our debt; our ability to compete; the success of our business collaborations; regulatory developments in the United States; the grant, receipt and continued availability of federal and state incentives; the effects of interest rates, inflation. supply chain issues and other economic, business, and/or competitive factors; the effects of competition on our business; risks related to the recall, including higher than expected costs, the discovery of additional problems, delays retrofitting the trucks and delivering such trucks to customers, supply chain and other issues that may create additional delays, order cancellations as a result of the recall, litigation, complaints and/or product liability claims, and reputational harm; the failure to convert LOIs or MOUs into binding orders; the cancellation of orders; the ability to raise sufficient capital to meet our requirements and fund our business; design and manufacturing changes and delays, including shortages in parts and materials and other supply challenges; risks related to the rollout of our hydrogen fueling infrastructure and the timing thereof; construction risks and delays; the availability of access to hydrogen refueling facilities; risks associated with manufacturing batteries and fuel cell power modules; variations in and characteristics of the hydrogen fueling location, including but not limited to fueling hardware and software protocol, fuel amount, and fueling conditions, any of which may affect refueling times; our ability to remain listed on Nasdaq; our history of operating losses; risks that estimates for reserves are insufficient; and general economic, financial, legal, regulatory, political and business conditions and changes in domestic and foreign markets. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
In this report, all references to “Nikola,” “we,” “us,” or “our” mean Nikola Corporation.
Nikola™ and HYLA are trademarks of Nikola Corporation. We also refer to trademarks of other corporations and organizations in this report.
The below discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
Overview
We are a technology innovator and integrator, working to decarbonize the trucking industry by developing innovative energy and transportation solutions. We are pioneering a business model that will enable fleets and end users to integrate next-generation truck technology, hydrogen refueling infrastructure, electric vehicle charging solutions, and related maintenance. By creating this ecosystem, we and our strategic business partners and suppliers hope to build a long-term competitive advantage for clean technology vehicles and next-generation fueling solutions.
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
We commenced commercial production of Tre BEVs in the first quarter of 2022 and commenced commercial production of the Tre FCEV in the third quarter of 2023, both at our manufacturing facility in Coolidge, Arizona.
In January 2023, we announced our global brand, HYLA, to encompass our energy products for procuring, distributing, and dispensing hydrogen to fuel our trucks. We expect to leverage multiple ownership structures where we either fully or partially own, or do not own, hydrogen production assets. In cases where we are able to source hydrogen supply, without ownership of hydrogen production assets, we have and expect to continue to enter into long-term supply contracts where our costs and surety of supply are well-defined.
We intend to continue to develop our business, which includes the following ongoing activities:
•    commercialize our heavy-duty trucks and other products;
•    expand and maintain manufacturing facilities and equipment;
•    invest in servicing our vehicles under warranty including repairs and service parts;
•    develop, deploy, and maintain hydrogen fueling infrastructure;
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
We require substantial additional capital to manufacture and validate our products and services and fund operations for the foreseeable future. Until we can generate sufficient revenue and positive gross margins, we expect to finance our operations through a combination of existing cash on hand, sales of stock, debt financings, strategic partnerships, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development and validation efforts, demand for our trucks and hydrogen fuel, and expense levels, among other things.
Truck Production and Shipments
We started commercial production at our Coolidge, Arizona manufacturing facility in March 2022 and began sales of Tre BEV trucks in the second quarter of 2022. Beginning in the third quarter of 2023, production and sales of the Tre BEV was impacted significantly by the voluntary recall of BEV trucks.
The recall was initiated in response to investigations prompted by a battery pack thermal event. To minimize vehicle downtime and maximize end user safety and satisfaction, the battery packs in trucks owned by dealers and their retail customers are being retrofit with battery packs from an alternative supplier. We accrued recall campaign costs of $65.0 million for the BEV trucks that are expected to be returned to dealers and their customers once the recall is complete, of which $9.7 million has been incurred through March 31, 2024. The battery replacement commenced in late 2023, with the first truck returned to a retail customer in the first quarter of 2024.
All BEV truck inventory is classified as work in process inventory as of March 31, 2024 as we removed the existing battery packs and plan to retrofit the BEV inventory with alternative battery packs.
The following is a summary of the number of Tre BEV trucks produced and shipped during the three months ending March 31, 2023 through March 31, 2024:

Tre BEVs	Q1 2023	Q1 2024
Produced	63	N/A
Shipped	31	N/A
In 2023, we transitioned the manufacturing line to a mixed model production line and commenced shipments of the Tre FCEV in the fourth quarter of 2023. The following is a summary of the number of Tre FCEV trucks produced and shipped during the three months ended March 31, 2024 and 2023:

Tre FCEVs	Q1 2023	Q1 2024
Produced	N/A	43
Shipped	N/A	40
The hydrogen fuel cell vehicle market and hydrogen infrastructure are early stage markets. As a result, we have and may continue to experience production shortages as a result of new technology supply chain challenges. Additionally, we may experience delays in deliveries of FCEV trucks due to lack of hydrogen infrastructure or supply for end users.
Comparability of Financial Information
On June 30, 2023, we completed the Assignment of Romeo, which was previously consolidated in our financial statements from the date of acquisition, October 14, 2022. The operating results of Romeo are reported in discontinued operations for the three months ended March 31, 2023. Our results for the periods presented, as discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, include only results from continuing operations and exclude results related to our discontinued operation.

Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for more information.
Results of Continuing Operations
Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023
The following table sets forth our historical operating results from continuing operations for the periods indicated:

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$7,418	$10,055	$(2,637)	(26)%
Service and other	79	622	(543)	(87)%
Total revenues	7,497	10,677	(3,180)	(30)%
Cost of revenues:
Truck sales	61,747	33,020	28,727	87%
Service and other	3,325	354	2,971	839%
Total cost of revenues	65,072	33,374	31,698	95%
Gross loss	(57,575)	(22,697)	(34,878)	154%
Operating expenses:
Research and development	39,497	61,806	(22,309)	(36)%
Selling, general, and administrative	48,291	42,697	5,594	13%
Total operating expenses	87,788	104,503	(16,715)	(16)%
Loss from operations	(145,363)	(127,200)	(18,163)	14%
Other income (expense):
Interest expense, net	(2,278)	(9,833)	7,555	(77)%
Loss on debt extinguishment	(784)	—	(784)	NM
Other income, net	860	190	670	353%
Loss before income taxes and equity in net loss of affiliates	(147,565)	(136,843)	(10,722)	8%
Income tax expense	—	—	—	NM
Loss before equity in net loss of affiliates	(147,565)	(136,843)	(10,722)	8%
Equity in net loss of affiliates	(157)	(8,408)	8,251	(98)%
Net loss from continuing operations	$(147,722)	$(145,251)	$(2,471)	2%

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.11)	$(0.26)	$0.15	(58)%

Weighted-average shares outstanding, basic and diluted	1,335,877,351	549,689,436	786,187,915	143%

Revenues
Truck sales
During the three months ended March 31, 2024, we derived revenue from 40 Tre FCEV shipments, compared to 31 Tre BEVs shipped during the three months ended March 31, 2023. Truck sales decreased by $2.6 million, or 26%, from $10.1 million during the three months ended March 31, 2023 to $7.4 million during the three months ended March 31, 2024. Truck sales decreased primarily due to a return reserve for $8.0 million related to a cancellation of a dealer agreement and an estimated reserve for future returns, partially offset by an increase in truck shipments and higher pricing of our FCEV truck compared to our Tre BEV truck.
Service and other
Service and other revenues include sales from delivered Mobile Charging Trailers ("MCTs"), and other charging products to dealers and fleet customers, hydrogen sales, and service parts and labor. Service and other revenues decreased by $0.5 million, or 87%, from $0.6 million during the three months ended March 31, 2023 to $0.1 million during the three months ended March 31, 2024, primarily driven by a decline in MCT and other charging product sales due to the BEV recall initiated in the third quarter of 2023.
Cost of Revenues
Truck sales
Cost of revenues includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our manufacturing facility, freight and duty costs, reserves for estimated warranty expenses including recall campaigns, and inventory write-downs.
Cost of revenues related to truck sales increased by $28.7 million, or 87%, from $33.0 million during the three months ended March 31, 2023 to $61.7 million during the three months ended March 31, 2024. Cost of revenues increased by $12.6 million for the provision for net realizable value reserves, by $7.0 million for estimated warranty driven by the increase in sales volume and higher warranty accrual per truck for FCEV trucks compared to BEV trucks. Additionally, depreciation expense increased by $3.6 million primarily related to the change in methodology for tooling depreciation, and freight increased by $3.3 million. The remaining increase was primarily from manufacturing variances, subcontracting costs, material costs, delivery costs, and fuel.
Service and other
Cost of revenues relate primarily to direct materials, labor, outsourced manufacturing services and fulfillment costs for the sale of the MCTs and other charging products, hydrogen, and service parts and labor.
Cost of revenues related to service and other revenue increased by $3.0 million, or 839%, from $0.4 million during the three months ended March 31, 2023 to $3.3 million during the three months ended March 31, 2024. The increase was primarily driven by direct material and dispensing costs associated with hydrogen sales.
Research and Development
Research and development expenses consist primarily of costs incurred for the discovery and development of our vehicles, including personnel-related expenses; fees paid to third parties such as consultants and contractors for outside development and validation activities; expenses related to materials, supplies and third-party services, including prototype parts, tooling and non-recurring engineering; and depreciation for prototyping equipment and R&D facilities.
Research and development expenses decreased by $22.3 million, or 36%, from $61.8 million during the three months ended March 31, 2023 to $39.5 million during the three months ended March 31, 2024. The decrease was primarily due to lower spending on outside development, expensed components and tooling related to FCEV prototype builds of $15.0 million, a decrease in stock compensation of $6.2 million, a decrease in personnel costs of $2.6 million, and decreases in travel and freight of $1.2 million; partially offset by an increase of $2.6 million for depreciation, occupancy, and fuel costs.

Selling, General, and Administrative
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
Selling, general, and administrative expenses increased by $5.6 million, or 13%, from $42.7 million during the three months ended March 31, 2023 to $48.3 million during the three months ended March 31, 2024. The increase was driven by fees related to an equipment purchase cancellation of $15.6 million during the three months ended March 31, 2024; partially offset by a decrease in stock based compensation of $9.1 million, and a decrease in other general corporate expenses of $0.9 million.
Interest Expense, net
Interest expense, net decreased by $7.6 million from $9.8 million during the three months ended March 31, 2023 to $2.3 million during the three months ended March 31, 2024. Interest expense, net decreased due to a reduction of interest expense on the Toggle Convertible Notes, Senior Convertible Notes and collateralized notes of $5.7 million, along with an increase of interest income earned on our cash, cash equivalents and restricted cash balances of $3.7 million. This was partially offset by additional interest expense on our financing obligations and finance leases of $1.9 million.
Loss on Debt Extinguishment
Loss on debt extinguishment includes a $0.8 million loss for the three months ended March 31, 2024 due to extinguishments of 8.25% Convertible Notes converted during the period.
Other Income, net
Other income, net increased by $0.7 million from $0.2 million net income during the three months ended March 31, 2023 to $0.9 million net income during the three months ended March 31, 2024. The increase is attributed to net gains on foreign currency exchange of $2.1 million, partially offset by a decrease related to the revaluation of financial instruments of $1.0 million and the write off of a damaged BEV for $0.3 million.
Income Tax Expense
Income tax expense was immaterial for the three months ended March 31, 2024 and 2023. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates decreased by $8.3 million, from $8.4 million for the three months ended March 31, 2023 to $0.2 million for the three months ended March 31, 2024. The decrease was driven by the divestiture of Nikola Iveco Europe GmbH during the second quarter of 2023. Following the divestiture, we no longer recognize a portion of the joint venture's net gains or losses.
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
The following table reconciles net loss from continuing operations to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss from continuing operations	$(147,722)	$(145,251)
Interest expense, net	2,278	9,833
Depreciation and amortization	10,596	6,238
EBITDA	(134,848)	(129,180)
Stock-based compensation	8,786	24,487
Loss on debt extinguishment	784	—
Loss on disposal of assets	2,688	—
Equipment purchase cancellation	15,613	—
Revaluation of financial instruments	826	(199)
Regulatory and legal matters (1)	2,121	1,143
Adjusted EBITDA	$(104,030)	$(103,749)
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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Net loss from continuing operations	$(147,722)	$(145,251)
Stock-based compensation	8,786	24,487
Loss on debt extinguishment	784	—
Revaluation of financial instruments	826	(199)
Loss on disposal of assets	2,688	—
Equipment purchase cancellation	15,613	—
Regulatory and legal matters(1)	2,121	1,143
Non-GAAP net loss	$(116,904)	$(119,820)

Non-GAAP net loss per share, basic and diluted	$(0.09)	$(0.22)

Weighted average shares outstanding, basic and diluted	1,335,877,351	549,689,436
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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Most comparable GAAP measure:
Net cash used for operating activities	$(115,603)	$(176,022)
Net cash provided by (used in) investing activities	4,940	(50,517)
Net cash provided by (used in) financing activities	(5,055)	115,916

Non-GAAP measure:
Net cash used for operating activities	(115,603)	(176,022)
Purchases of property, plant and equipment	(16,458)	(50,517)
Adjusted free cash flow	$(132,061)	$(226,539)
Liquidity and Capital Resources
In accordance with the ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASC 205-40”), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.
As an early stage growth company, our ability to access capital is critical. Until we can generate sufficient revenue to cover our operating expenses, working capital and capital expenditures, we will need to raise additional capital. Additional stock financing may not be available on favorable terms and could be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments. In addition, we will need authorized but unissued capital stock sufficient to meet our needs. Any increase in our authorized capital stock is subject to stockholder approval, which we may not be able to obtain.
We intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the Equity Distribution Agreement. However, the ability to access the Equity Distribution Agreement is dependent on our common stock trading volume, the market price of our common stock and availability of unreserved shares.
If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some or all of our operations and development programs, which would materially harm our business, financial condition and results of operations. The result of our ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of these condensed consolidated financial statements.
Since inception, we financed our operations primarily from the sales of common stock, the business combination, redemption of warrants, and the issuance of debt. As of March 31, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $345.6 million.
During 2021, we entered into a common stock purchase agreement with Tumim (the "First Tumim Purchase Agreement") allowing us to issue shares of our common stock to Tumim for proceeds of up to $300.0 million. As of March 31, 2024, we sold in aggregate 34,882,732 shares of common stock to Tumim under the terms of the First Tumim Purchase Agreement for gross proceeds of $295.9 million, excluding the 155,703 commitment shares issued to Tumim as consideration for its irrevocable commitment to purchase shares of our common stock under the First Tumim Purchase Agreement. The First Tumim Purchase Agreement was terminated in the first quarter of 2023.
Additionally, during 2021, we entered into a second common stock purchase agreement with Tumim (the "Second Tumim Purchase Agreement" and, together with the First Tumim Purchase Agreement, the "Tumim Purchase Agreements") allowing us to issue shares of our common stock to Tumim for proceeds of up to an additional $300.0 million, provided that certain conditions have been met. As of March 31, 2024, we sold to Tumim 28,790,787 shares of common stock for proceeds of $59.2 million, excluding the 252,040 commitment shares issued to Tumim as a consideration for its irrevocable commitment to purchase shares of our common stock under the Second Tumim Purchase Agreement. The Second Tumim Purchase Agreement was terminated in the third quarter of 2023.
During the second quarter of 2022, we completed a private placement of $200.0 million aggregate principal amount of the June 2022 Toggle Convertible Notes, which mature on May 31, 2026. Net proceeds from the issuance were $183.2 million. See Note 6, Debt and Finance Lease Liabilities, for additional details regarding conversions, interest and optional redemptions.
During the third quarter of 2022, we entered into an Equity Distribution Agreement with Citi, which was subsequently amended and restated during the third quarter of 2023, pursuant to which we can issue and sell shares of our common stock with an aggregate maximum offering price of $600.0 million. Through March 31, 2024, we sold an aggregate of 113,675,470 shares of common stock under the Equity Distribution Agreement, and received approximately $281.0 million in net proceeds from the Equity Distribution Agreement, after deduction of commissions and fees to the sales agent. As of March 31, 2024, we had approximately $311.7 million remaining available under the Equity Distribution Agreement.
During the fourth quarter of 2022, we entered into a securities purchase agreement with an investor pursuant to which we can issue and sell up to $125.0 million in initial principal amount of senior convertible notes (the "Purchase Agreement Notes") in a registered direct offering. We consummated an initial closing for the sale of $50.0 million in aggregate principal amount of Purchase Agreement Notes on December 30, 2022. During 2023, we consummated additional closings of $52.1 million in aggregate principal amount of Purchase Agreement Notes. The Purchase Agreement was terminated in the third quarter of 2023. As of March 31, 2024, all of the Purchase Agreement Notes had been converted into common stock.
On April 4, 2023, we sold 29,910,715 shares of our common stock in an underwritten public offering at an offering price of $1.12 per share, for net proceeds of $32.2 million after deducting underwriting discounts and commissions.
On March 29, 2023, we entered into a stock purchase agreement with an investor pursuant to which the investor agreed to purchase up to $100.0 million of shares of our common stock in a registered direct offering, with the actual amount of shares of common stock purchased in the direct offering reduced to the extent of the total number of shares sold in the public offering. The direct offering closed on April 11, 2023, and we sold 59,374,999 shares of common stock at $1.12 per share to the investor for net proceeds of $63.2 million.
On August 3, 2023, we obtained stockholder approval to increase our authorized number of shares of common stock from 800,000,000 to 1,600,000,000. As of March 31, 2024, we had approximately 145.2 million shares unreserved and unissued.
During the third quarter of 2023, we entered into a securities purchase agreement with an investor pursuant to which we can issue and sell up to $325.0 million in initial principal amount of senior convertible notes (the "Second Purchase Agreement Notes" and, together with the Purchase Agreement Notes, the "Senior Convertible Notes") in a registered direct offering. We consummated an initial closing for the sale of $125.0 million in aggregate principal amount of Second Purchase Agreement Notes on August 21, 2023. Additionally, during the third quarter of 2023, we consummated an additional closing of $40.0 million in aggregate principal amount of Second Purchase Agreement Notes. As of March 31, 2024, all of the Second Purchase Agreement Notes had been converted into common stock. The amount of additional notes that may be issued pursuant to the Second Purchase Agreement is limited by Nasdaq listing rules limiting the number of shares of common stock issuable upon conversion of the notes and is less than the remaining notional capacity under the agreement.
On December 12, 2023, we sold 133,333,334 shares of our common stock in an underwritten public offering at a public offering price of $0.75 per share, for net proceeds of $95.6 million after deducting underwriting discounts and commissions.
On December 12, 2023, we sold $175.0 million aggregate principal amount of our 8.25% green convertible senior notes due 2026 (the "8.25% Convertible Notes") for net proceeds of $169.4 million after deducting underwriting discounts and commissions. Through March 31, 2024, holders of the 8.25% Convertible Notes converted an aggregate principal amount of $161.0 million for the issuance of 178,879,980 shares of our common stock.

Short-Term Liquidity Requirements
As of March 31, 2024, our current assets were $469.3 million, consisting primarily of cash and cash equivalents of $345.6 million and inventory of $61.3 million, and our current liabilities were $271.3 million, primarily comprised of accrued expenses and accounts payable, which includes $82.5 million related to the SEC settlement and $61.5 million for warranty reserves related primarily to the BEV recall.
Our short term liquidity will be utilized to execute our business strategy over the next twelve month period including (i) performing recall work related to the BEV recall, (ii) maintaining the Coolidge manufacturing facility, (iii) establishing our initial energy infrastructure, and (iv) scaling the production, distribution, and servicing of the FCEV and BEV trucks. However, actual results could vary materially and negatively as a result of a number of factors, including:
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

For at least the next twelve months, we expect our principal demand for funds will be for our ongoing activities described above. In addition to those activities, our short term liquidity will be utilized to fund the current portion of non-cancellable commitments including leases, debt obligations and purchase commitments. See Note 5, Leases, Note 8, Debt and Finance Lease Liabilities, and Purchase Commitments within Note 14, Commitments and Contingencies, of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for additional details.
As of March 31, 2024, we anticipate that our capital expenditures for the remainder of fiscal year 2024 will be approximately $90.0 million. Actual capital expenditures will also be dependent on availability of capital as well as third party lead times.
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
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the SEC. For the three months ended March 31, 2024, there have been no other material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
As of March 31, 2024, our long-term liquidity requirements include debt repayments, lease arrangements, and long-term purchase commitments. See Note 5, Leases, Note 8, Debt and Finance Lease Liabilities, and Purchase Commitments within Note 14, Commitments and Contingencies, of our Annual Reporting on Form 10-K for the year ended December 31, 2023, as amended, for additional details.

Summary of Cash Flows
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(115,603)	$(176,022)
Net cash provided by (used in) investing activities	4,940	(50,517)
Net cash provided by (used in) financing activities	(5,055)	115,916
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
Net cash used in operating activities was $115.6 million for the three months ended March 31, 2024. The most significant component of our cash used during this period was net loss from continuing operations of $147.7 million, which included $20.0 million for inventory write downs, $10.6 million related to depreciation and amortization, non-cash expenses of $8.8 million related to stock-based compensation, $3.6 million non-cash interest expense, $0.8 million non-cash net losses on revaluation of financial instruments, other non-cash charges of $3.0 million, $2.7 million non-cash loss from the disposal of assets, and net cash outflows of $17.5 million from changes in operating assets and liabilities primarily driven by increases in inventory, accounts receivable, net and prepaid expenses and other current assets, partially offset by an increase in accounts payable and accrued expenses.
Net cash used in operating activities was $176.0 million for the three months ended March 31, 2023. The most significant component of our cash used during this period was a net loss from continuing operations of $145.3 million, which included non-cash expenses of $24.5 million related to stock-based compensation, $10.0 million non-cash interest expense, $8.4 million equity in net loss affiliates, other non-cash charges of $8.8 million and net cash outflows of $82.5 million from changes in operating assets and liabilities primarily driven by a decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other current assets.
Cash Flows from Investing Activities
Cash flows from investing activities primarily relate to proceeds from the sale of assets, partially offset by capital expenditures to support our growth. Net cash used in investing activities is expected to continue as we maintain our truck manufacturing facility in Coolidge, Arizona, and develop our hydrogen infrastructure network.

Net cash provided by investing activities was $4.9 million for the three months ended March 31, 2024, which was primarily due to proceeds of $21.4 million related to the sale of assets, partially offset by $16.5 million in purchases of and deposits for capital equipment and investments in our hydrogen infrastructure.
Net cash used in investing activities was $50.5 million for the three months ended March 31, 2023, related to purchases of and deposits for capital equipment, costs of expansion for our facilities, and investments in our hydrogen infrastructure.
Cash Flows from Financing Activities
Net cash used in financing activities was $5.1 million for the three months ended March 31, 2024, which was due to payments on insurance premium financings of $1.9 million, payments for coupon make whole premiums of $1.7 million and other net finance outflows of $1.5 million.
Net cash provided by financing activities was $115.9 million for the three months ended March 31, 2023, which was due to proceeds from the Tumim Purchase Agreements of approximately $64.7 million, proceeds from the issuance of common stock under the Equity Distribution Agreement of $30.5 million, proceeds from the issuance of additional Senior Convertible Notes of $25.0 million, and other finance charges of $4.3 million.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve valuation of our stock-based compensation for the fair value of market-based restricted stock units, derivative liabilities, estimates related to our lease assumptions and revenue recognition, contingent liabilities, including litigation reserves, warranty reserves, including inputs and assumptions related to recall campaigns, and inventory valuation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and the results may be material.
There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2024. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
Recent Accounting Pronouncements
See Note 2 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks regarding the availability of funding sources, hazardous events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $345.6 million and $464.7 million, respectively. As of March 31, 2024 and December 31, 2023, we had a cash and cash equivalents balance of $33.4 million and $29.8 million, respectively, which consisted of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
For the three months ended March 31, 2024 and 2023, we recorded a gain of $1.0 million and a loss of $1.1 million, respectively, for foreign currency exchange adjustments.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, including a material weakness related to our information technology general controls ("ITGC") that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended.
Ongoing Remediation of Previously Identified Material Weakness
The aforementioned material weakness for ITGCs was first identified in 2022. With the oversight of senior management and our Audit Committee, we have identified controls and implemented our remediation plan to address the material weakness related to our ITGCs mentioned above. During 2023, we completed the following remedial actions.
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
Changes in Internal Control over Financial Reporting
Other than the changes from our implementation of the remediation plans above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 11, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, which are incorporated by reference herein.
ITEM 1A. RISK FACTORS
Risks Related to Our Business and Industry
We are an early stage company with a history of losses, expect to incur significant expenses and continuing losses for the foreseeable future, and there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next 12 months from the date of this report.
We incurred net losses of $966.3 million, $169.1 million and $147.7 million for the year ended December 31, 2023 and for the three months ended March 31, 2023 and 2024, respectively, and have an accumulated deficit of approximately $3.2 billion from the inception of Nikola Corporation, a Delaware corporation, prior to the merger with VectoIQ, or Legacy Nikola, through March 31, 2024. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to generate significant margin from our trucks, which may not happen. We have determined under our ASC 205-40 analysis, there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.
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
We intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the Equity Distribution Agreement. However, the ability to access the Equity Distribution Agreement is dependent on our common stock trading volumes, the market price of our common stock, and availability of unreserved shares, which cannot be assured, and the registration of shares to be sold under the Equity Distribution Agreement, and as a result cannot be included as sources of liquidity for our ASC 205-40 analysis.
Our potential future profitability is dependent upon the successful development and successful commercial introduction and acceptance of our trucks and our hydrogen solution platform, which may not occur.
We expect the rate at which we will incur losses to be high in future periods as we:
•continue to validate and manufacture our trucks;
•manufacture an available inventory of our FCEV trucks;
•develop and deploy our hydrogen fueling solutions;
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
We require significant capital to develop and grow our business. We expect to continue to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, leases, licenses, and sales and distribution expenses as we build our brand and market our trucks, and general and administrative expenses as we scale our operations. In addition, we expect to continue to incur significant costs in connection with our services, including building our hydrogen fueling solutions and honoring our maintenance commitments. We have and expect to continue to incur significant costs related to the recall of our battery electric trucks. Our ability to become profitable in the future will not only depend on our ability to successfully market our vehicles and other products and services, but also to control our costs. If we are unable to cost-efficiently design, manufacture, market, sell, distribute and service our trucks and cost-efficiently develop our hydrogen fueling solutions, our margins, profitability and prospects would be materially and adversely affected.
We need to raise additional capital, which may not be available to us when we need it. If we cannot raise additional capital when needed, our operations and prospects will be negatively affected.
Our business is capital-intensive. We need to raise additional capital in the short- and long-term to operate our business, scale our manufacturing and roll out our hydrogen fueling solutions, among other activities. We have and may continue to raise additional funds through the issuance of equity, equity-linked or debt securities, strategic partnerships, licensing arrangements, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles, build hydrogen fueling solutions and undertake other business activities. We cannot be certain that additional funds will be available to us on a timely basis, in the amounts needed, on reasonable terms, or terms favorable to us, or at all. If we raise funds by issuing equity or equity-linked securities, dilution to our stockholders could result. Any equity or equity-linked securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations and may require us to pledge certain assets. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.
If we cannot raise additional funds when we need them, we may have to significantly reduce our spending, delay or cancel our planned business activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned. As a result, we may be forced to curtail or discontinue our operations, which could materially and adversely affect our financial condition, results of operations, business, and prospects. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to the Equity Distribution Agreement, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We also need to increase our authorized common stock, which is subject to stockholder approval, and we may not be able to obtain such approval on a timely basis or at all. See "We may be unable to issue sufficient additional shares to operate our business, including pursuant to existing potential sources of capital, or strategic transactions, unless we obtain stockholder approval to amend our certificate of incorporation to effect a reverse stock split of the issued shares of our common stock, which would result in an increase in the number of authorized shares of our common stock available for issuance."
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
We may be unable to issue sufficient additional shares to operate our business, including pursuant to existing potential sources of capital, or strategic transactions, unless we obtain stockholder approval to amend our certificate of incorporation to effect a reverse stock split of the issued shares of our common stock, which will result in an increase in the number of authorized shares of our common stock available for issuance.
We operate in a capital-intensive industry. We do not have sufficient unissued shares of common stock for future issuances to raise funds to execute our business plan. Having additional authorized shares of common stock available is critical to our ability to run our business and our continued efforts to pursue our strategic goals and we will be limited by the number of shares available for future capital raising transactions, including pursuant to the Equity Distribution Agreement, agreements we may enter into in the future, or for business development transactions or acquisitions, unless we obtain stockholder approval of an amendment to our restated certificate of incorporation to effect a reverse stock split of the issued shares of our common stock, which will also have the effect of increasing the number of authorized shares of our common stock available for issuance.
We are to soliciting the approval of our stockholders at our 2024 annual meeting of stockholders to amend our restated certificate of incorporation to effect a reverse stock split of the issued shares of our common stock. We have in the past encountered difficulties obtaining stockholder approval of proposals to increase our authorized common stock, and there can be no assurance that our stockholders will approve the foregoing amendments. The reverse stock split would have the effect of increasing the number of shares of our common stock authorized and available for issuance, relative to the number of issued and outstanding shares of our common stock. We believe effecting a reverse stock split is in the Company’s and our stockholders’ best interests as it would provide us with flexibility to issue shares of common stock to continue to finance our business and for future corporate needs, including possible future financings, joint ventures and acquisitions, as well as under our equity incentive plans and for other general corporate purposes. The reverse stock split is also intended to increase the price of our common stock for purposes of complying with Nasdaq listing rules. See “General Risk Factors—If we fail to satisfy all applicable Nasdaq continued listing requirements, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.” A delay in securing, or a failure to secure, stockholder approval to amend our restated certificate of incorporation to effect a reverse stock split of the issued shares of our common stock will adversely affect our ability to raise capital to operate our business, and would have a material adverse effect on our business, prospects, operations and financial condition, and our ability to continue as a going concern.
Our future success is dependent upon the trucking market's willingness to adopt FCEV and BEV trucks.
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
•concerns about the availability of hydrogen solutions, including those we plan to develop and deploy, which could impede our present efforts to promote FCEV trucks as a desirable alternative to diesel trucks;
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
Our business plan includes the sale of vehicles to our authorized dealers, and potentially, directly to fleets or end users. Most, if not all, states require a license to sell vehicles within the state. Many states prohibit manufacturers from directly selling vehicles to end users. In other states, manufacturers must operate a physical dealership within the state to deliver vehicles to end users. As a result, we may not be able to sell directly to end users in each state in the United States.
In many states, it is unclear if, as a manufacturer, we will be able to obtain permission to sell and deliver vehicles directly to end users. For end users located in states in which we are not allowed to sell or deliver vehicles, we will have to arrange alternate methods of delivery of vehicles. This could include selling to our dealers, who may subsequently sell to the end user, or delivering vehicles to adjacent or nearby states in which we are allowed to directly sell and ship vehicles, and arranging for the end user to transport the vehicles to their home states. These workarounds could add significant complexity and as a result, costs to our business.
We depend on our network of independent dealers for the sale of vehicles, face competition for dealers, and have little control over their activities.
Our primary sales conduit is expected to be through our dealer network. For the year ended December 31, 2023, we sold FCEV and BEV trucks to 10 dealers, with four dealers individually representing sales in excess of 10% of total revenue.

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
We have and may in the future incur significant expenses as a result of the regulatory and legal matters relating to the short-seller article and our founder and former executive chairman. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings.
Additionally, multiple putative class action lawsuits were filed against us and certain of our current and former officers and directors, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act, and, in one case, violations of the Unfair Competition Law under California law, alleging that Nikola and certain of our officers and directors made false and/or misleading statements in press releases and public filings regarding our business plan and prospects. These lawsuits have been consolidated. Separately, several purported Nikola stockholder derivative actions were filed in the United States District Court, against certain of our current and former directors, alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, and gross mismanagement, among other claims. We are unable to estimate the potential loss or range of loss, if any, associated with these lawsuits.
The results of litigation and other legal proceedings, including the other claims described under Note 11, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 11, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, are subject to future developments and management’s view of these matters may change in the future.
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
The recall was initiated following a battery pack thermal event that was preliminarily determined to be caused by a defect within components of the existing battery pack. In investigating the root causes of the thermal event, which is ongoing, it was discovered that additional process and design changes may be necessary and that cell-level issues may need to be addressed beyond the initially identified coolant manifold replacement. We determined that the battery packs in dealer and end user trucks at the time of the recall would be retrofit with battery packs from an alternative supplier. The battery replacement commenced in late 2023, and the first truck was returned to a customer in March 2024. The remainder of the recalled trucks are expected to be returned to end users and dealers by the end of the year, pending supply chain or other issues, including the need for additional changes to the recalled trucks. There can be no guarantee as to when we will be able to repair the BEV trucks previously sold to our dealers, many of which they sold to their end-user customers, or our existing inventory of BEV trucks so that they may be sold or resume production of our BEV trucks. We accrued recall campaign costs of $65.0 million, of which $9.7 million has been incurred through March 31, 2024, for the BEV trucks that are expected to be returned to dealers and end users once the recall work is complete. If costs related to these events are higher than we expect, if it takes longer to repair and return the affected trucks, if the needed repairs are more extensive than we currently anticipate, or if we are unable to sell our existing inventory or resume production of our BEV trucks on a timely basis, our business, results of operations and financial condition may be adversely impacted.
Recalls have resulted in significant expenses and involved lawsuits and other regulatory actions, and diversion of management attention and other resources, any of which have adversely affected our brand, business, and financial condition.
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
Our success will depend on our ability to economically manufacture our trucks at scale and establish a hydrogen fueling ecosystem to meet our customers’ business needs, and our ability to develop and manufacture trucks of sufficient quality and appeal to end user fleets on schedule and at scale.
Our future business depends in large part on our ability to execute our plans to develop, manufacture, market and sell our FCEV and BEV trucks and to deploy the associated hydrogen fueling solutions at sufficient capacity to meet the transportation demands of end users of our trucks.
Our continued development of our truck platforms is and will be subject to risks, including with respect to:
•our ability to secure necessary funding;
•our ability to manufacture the vehicles within specified design tolerances;
•long- and short-term durability of our hydrogen fuel cell and electric drivetrain technology related components in the day-to-day wear and tear of the commercial trucking environment;
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
We have limited manufacturing experience and no experience to date in high volume manufacturing of our trucks. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our trucks. Even if we are successful in developing our high volume manufacturing capability and processes and reliably source our component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of end users. Any failure to develop and maintain such manufacturing processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results, and financial condition.
We may experience significant delays in the design, validation, and manufacture of our trucks, which could harm our business and prospects.
Any delay in the design, validation, and manufacture of our trucks could materially damage our brand, business, prospects, financial condition, and operating results. Vehicle manufacturers often experience delays in the design, validation, manufacture and commercial release of new products. To the extent there are delays in the manufacturing of our FCEV trucks, our prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our vehicles, such as battery products. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.
Increases in costs, disruption of supply or shortage of components and raw materials could harm our business.
We have and may continue to experience increases in the cost or a sustained interruption in the supply or shortage of raw materials and components, including, but not limited to, battery cells and packs, semiconductors, integrated circuits, hydrogen tanks and modular fuelers. Any such increase or supply interruption have and may in the future materially negatively impact our business, prospects, financial condition and operating results.
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
Any disruption in the supply of battery cells, semiconductors, or integrated circuits, has disrupted the production of our BEV trucks and may in the future, temporarily disrupt production of our BEV or FCEV trucks. For example, we have historically relied on a limited number of suppliers of battery products. The manufacturing process of battery products is complex, highly technical and can be affected by supply chain disruptions and component shortages. Separately, in 2023, one of our battery suppliers reorganized under Chapter 11 of the United States Bankruptcy Code, and has since been acquired. We expect to continue sourcing battery products from this supplier. However, we are looking to source from alternative suppliers as well. Battery products are critical to our ability to manufacture and service our BEV and FCEV trucks in the quantities and on the timeframes we expect. If we cannot manufacture sufficient quantities of battery packs or source sufficient quantities from alternative manufacturers, we may experience delays in the manufacturing or servicing of our BEV and FCEV trucks. Our commercial production of FCEV trucks in 2023 was also affected by supply chain shortages, including shortages of hydrogen tanks, and these or other shortages have had and may continue to occur.

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
Our business may be subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise while constructing or servicing a network of hydrogen fueling solutions, and such risks may increase in the future as we expand the scope of such services.
We and our strategic partners expect to construct and service, or invest in the construction and servicing of, hydrogen fueling solutions. We expect to undertake such construction or service with partners or contractors, which will require significant cash investments and may require us and our partners to acquire or lease suitable land, obtain licenses or permits, that may require compliance with additional rules, working conditions, wage requirements and other union requirements, adding costs and complexity to a construction project. Additionally, we and our partners have limited experience in the engineering, procurement, construction and operation of hydrogen fueling solutions. If we and our partners are unable to provide timely, cost effective and quality construction-related services related to our hydrogen fueling solutions, there could be material adverse effects on our business, prospects, financial condition and operating results.
In addition, we expect such construction and servicing to be subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, accessibility requirements, safety, environmental protection and related matters, and to require various local and other governmental approvals and permits that may vary by jurisdiction. All of the above has and may continue to cause delays or cost-overruns or may prevent construction or servicing of hydrogen fueling solutions. Meaningful delays or cost overruns, the ability to construct or operate fueling stations at desired locations, or the inability to construct or service hydrogen fueling solutions, could have a material adverse effect on our business, prospects, financial condition and operating results.
While we or our partners construct additional hydrogen fueling solutions, we are currently operating modular fueling solutions at strategic locations to provide fueling needs to FCEV purchasers and demonstrations. However, these modular fueling solutions are also subject to local laws and regulations, may not function as intended, may not produce sufficient quantity or be available at desired locations, in order to support the fueling needs of our customers.

We, our partners and other suppliers rely on complex technology to dispense hydrogen, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We, our strategic partners and other suppliers rely on complex technology to dispense hydrogen. Hydrogen dispensing technology is in the early stages and involves a significant degree of uncertainty and risk in terms of operational performance and costs. The dispensing technology will suffer non-performance or unexpected malfunctions given its maturity level and unproven uptime and will depend on repairs to resume operations, which will involve significant additional costs and may not be available or may not be available in a timely manner. Non-performance or malfunctions of the dispensing technology would significantly affect the intended operational efficiency of our or other suppliers' hydrogen fueling solutions. The inability of customers to procure hydrogen due to non-performance or malfunctions of the dispensing technology would severely limit the use of their FCEV trucks and could have a material adverse effect on our business, prospects, financial condition or operating results.
We may not be able to produce or source the hydrogen needed to establish our planned hydrogen fueling solutions in sufficient volumes or at favorable prices, or at all.
As a key component of our business model, we intend to establish a series of hydrogen fueling solutions. We expect that hydrogen fuel will be sourced by third-party providers and delivered to fueling solutions. We have established hydrogen supply strategic partnerships intended to provide us with low carbon hydrogen. To the extent we are unable to source hydrogen, unable to source hydrogen in sufficient volumes, or unable to obtain hydrogen at favorable prices, we may be unable to establish these fueling solutions and severely limit the usefulness of our trucks, or, if we are still able to establish these solutions, we may be forced to sell hydrogen at a loss in order to meet our commitments. We believe that the provision of hydrogen fueling solutions will be a significant driver for purchases or leases of our trucks, and therefore, the failure to establish and roll out hydrogen fueling solutions in accordance with our expectations would materially and adversely affect our business.
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
The trucking industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing vehicles, long lead times to bring vehicles to market from the concept and design stage, the need for specialized design and development expertise, compliance with regulatory requirements, establishing a brand name and image and the need to establish sales, leasing, fueling and service locations. In addition, our trucks are based on a different technology platform and powered with alternative fuel and electric sources. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.
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

There can be no assurance that we will be able to detect and fix any defects in the trucks’ hardware or software prior to commencing sales. We announced a recall of our BEV trucks in August 2023 and may in the future experience recalls, which had and may continue to adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations. Our trucks may not perform consistent with end users' expectations or consistent with other vehicles which may become available. Any additional product defects or any other failure of our trucks to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.
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
We compete in a rapidly evolving and highly competitive industry, and a number of private and public companies have announced plans to offer or are offering FCEV and/or BEV trucks, including, but not limited to, companies such as Daimler, Volvo, Tesla, BYD, Peterbilt, XOS, Lion, Hyundai, Toyota, Hyzon, and others. Based on publicly available information, a number of these competitors have displayed prototype trucks and have announced target availability and production timelines, while others have launched pilot programs in some markets. In addition, we are aware that several potential competitors are currently manufacturing and selling Class 8 BEV trucks. While some competitors may choose to offer BEV trucks, others such as Hyundai, Toyota and Hyzon have announced they plan to offer FCEV trucks and invest in hydrogen stations for refueling. In addition, our principal competition for our trucks are manufacturers of trucks with internal combustion engines powered by diesel fuel.
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
Developments in alternative technology or improvements in the internal combustion engine may adversely affect the demand for our trucks.
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
We have entered into collaborations and have announced planned collaborations with various parties, including with respect to hydrogen production and sourcing, providing service and maintenance and deployment of hydrogen fueling solutions. Discussions with our strategic partners are ongoing, a number of collaborations are subject to the parties' entry into definitive documentation, and terms of the agreements are subject to change. Consequently, there can be no assurance that we will enter into agreements on the terms initially contemplated, if at all, or that our agreements with our strategic partners will remain in place.
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
We may be unable to enter into new agreements or extend existing agreements with strategic partners on terms and conditions acceptable to us and therefore may need to contract with other third parties or significantly add to our own production capacity. There can be no assurance that in such event we would be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms or at all. The expense and time required to complete any transition, and to assure that vehicles or components manufactured at third party facilities comply with our quality standards and regulatory requirements, may be greater than anticipated. Any of the foregoing could adversely affect our business, results of operations, financial condition and prospects.
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
We have incurred losses as a result of the Assignment. For example, we recognized a loss of $24.9 million which is recorded in loss from deconsolidation of discontinued operations in the consolidated statements of operations for the year ended December 31, 2023. The carrying values of the assets and liabilities of Romeo were removed from the condensed consolidated balance sheets as of June 30, 2023. See Note 9, Discontinued Operations, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
We have entered into agreements with certain suppliers of hydrogen that include “take or pay” terms. Take or pay terms obligate us to purchase a minimum quantity of hydrogen within certain time periods or make specified payments in lieu of such purchase. If we fail to secure adequate demand for hydrogen, we have and may continue to not be able to consume minimum commitments under these take or pay contracts, requiring payments to suppliers, which may have a material adverse impact on our business, financial condition and results of operations.
We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our vehicles at prices and volumes acceptable to us would have a material adverse effect on our business, prospects, and operating results.
While we seek to obtain components from multiple sources whenever possible, many of the components used in our vehicles are or will be purchased by us from a single source, especially with respect to hydrogen fuel cells and batteries. We refer to these component suppliers as our single source suppliers. For example, we entered into an agreement with Robert Bosch LLC (“Bosch”), whereby we committed to purchase certain component requirements for fuel cell power modules from Bosch beginning on June 1, 2023 until December 31, 2030. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short-term (or at all) at prices or quality levels that are favorable to us or that meet our requirements.
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
The battery packs within our trucks make use of lithium-ion cells. Lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. For example, we announced a recall of our BEV trucks in August 2023 as a result of preliminary results of our battery pack thermal event investigations. The investigation was in response to a thermal event caused by a battery pack defect. Subsequent thermal events have also occurred. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our trucks, could seriously harm our business, and prospects.
In addition, we store a significant number of lithium-ion cells at our facility. Any mishandling of battery cells may cause disruption to the operation of our facility. While we have implemented safety procedures related to the handling of the cells, a safety issue or fire related to the cells could disrupt our operations. Any related damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition, and operating results.
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
Our trucks contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our trucks and related systems. However, bad actors may attempt to gain unauthorized access to modify, alter and use such networks, trucks and systems to gain control of or to change our trucks’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the truck. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our trucks or their systems, or any unauthorized access to or loss of end user data, could result in risks to end users or failure of our systems, any of which could result in interruptions in our business, legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our trucks, systems or data, as well as other factors that may result in the perception that our trucks, systems or data are capable of being hacked could negatively affect our brand and harm our business, prospects, financial condition, and operating results.
Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.
We outfit our trucks with in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems may be vulnerable to damage or interruption from, among others, fire, terrorist attacks, attacks by computer hackers or other cybersecurity risks, natural disasters, power loss, telecommunications failures, computer viruses, computer denial-of-service attacks or other attempts to harm our systems. Our data centers could also be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our data centers could result in lengthy interruptions in our service. In addition, our trucks are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.
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
To the extent laws change, our trucks may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition, and operating results would be adversely affected.
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

Contamination at properties we own and operate, we formerly owned or operated, or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our manufacturing facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, and operating results.
We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and any actual or perceived failure to comply with such obligations could harm our reputation and brand, subject us to significant fines and liabilities, or otherwise affect our business.
In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information from our customers, truck end users, employees and third parties with whom we conduct business, including names, accounts, user IDs and passwords, and payment or transaction related information. Additionally, we use our trucks’ electronic systems to log information about each vehicle’s use in order to aid us in vehicle diagnostics, repair and maintenance. End users may object to the use of this data, which may increase our vehicle maintenance costs and harm our business and prospects. Possession and use of end users’ information in conducting our business may subject us to legislative and regulatory burdens that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. Non-compliance or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand. We are subject to or affected by a number of federal, state, and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and other third parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.
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
We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. Although our operations are currently focused in the U.S., we have international operations and a subsidiary in Canada that is subject to the legal, political, regulatory and social requirements and economic conditions in this jurisdiction. Additionally, as part of our growth strategy, we intend to expand our truck sales, hydrogen supply, truck maintenance and repair services in North America. However, we have limited experience selling and servicing our vehicles in North America, and no experience to date selling and servicing our vehicles outside of the United States and Canada, and such expansion may require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our alternative fuel and electric trucks and require significant management attention. These risks include:
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

•political instability, natural disasters, war or events of terrorism, including the current conflicts involving Ukraine and Russia and in the Middle East; and
•the strength of international economies.
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
In addition, it is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock and equity-linked securities) will cause us to undergo one or more additional ownership changes. In that event, we may not be able to use our net operating losses from periods prior to this ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 of the Code.
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
The pandemic resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures adversely impacted our employees and operations and the operations of our customers, suppliers, vendors and business partners, and negatively impacted our sales and marketing activities, the construction schedule of our hydrogen fueling solutions and our manufacturing plant in Arizona, and the production schedule of our trucks. For example, the headquarters of our former joint venture partner located in Italy was shut down for two months in 2020 due to COVID-19, and as a result, pilot builds for the BEV truck were delayed. In addition, various aspects of our business, manufacturing plant and hydrogen fueling solutions building process, cannot be conducted remotely.
Difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence due to the acceleration of inflation in the U.S. and the COVID-19 pandemic, as well as reduced spending by businesses, adversely affected the demand for our trucks. Under difficult economic conditions, potential purchasers may seek to reduce spending by forgoing our trucks for other traditional options. In addition, in this inflationary environment, end users were less likely to invest time and resources in considering alternative charging infrastructure, which affected demand for our trucks. Decreased demand for our trucks negatively affects our business.
We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply.
We have received and expect to continue applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies, as well as the sale of hydrogen. We are initially focusing our efforts in California in part because of the incentives that are available. For example, in 2023, the CTC awarded us a $41.9 million grant under the Trade Corridor Enhancement Program ("TCEP") to build up to six heavy-duty hydrogen refueling stations across Southern California, subject to compliance with follow on requirements, including timing and completion of certain milestones. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs, approval of our applications to participate in such programs and, in certain instances, compliance with ongoing requirements. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any additional grants, loans and other incentives or achieving the follow on requirements to receive funding of grants awarded. If we are not successful in obtaining any of these incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially and adversely affected.
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
The negative publicity has made it more difficult for us to attract and retain employees, partners, customers, and end users, reduced confidence in our products and services, harmed investor confidence and the market price of our common stock, invited legislative and regulatory scrutiny and resulted in litigation and governmental investigations and penalties. As a result, customers, potential customers, end users, potential end users, partners and potential partners have failed to award us additional business, cancelled or sought to cancel existing contracts or otherwise, or direct future business to our competitors, and may in the future take similar actions, and investors may invest in our competitors instead of us. See Note 11, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for additional information.
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
Social media platforms present risks and challenges that have resulted, and may in the future result in damage to our brand and reputation, and which could subject us to liability, penalties and other restrictive sanctions. Our internal policies and procedures regarding social media have not been, and may not in the future, be effective in preventing the inappropriate use of social media platforms, including blogs, social media websites and other forms of Internet-based communications. These platforms allow individuals access to a broad audience of consumers, investors and other interested persons. The considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. The use of such platforms by our former officers and employees has adversely impacted, and could in the future adversely impact our costs, and our brand and reputation, and has resulted, and could in the future result in the disclosure of confidential information, litigation and regulatory inquiries. Any such litigation or regulatory inquiries may result in significant penalties and other restrictive sanctions and adverse consequences. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers, end users, and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them. We are currently party to litigation and regulatory proceedings related in part to social media statements. See Legal Proceedings in Note 11, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for additional information.
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
As of March 31, 2024, $123.5 million, $11.5 million, and $14.0 million in aggregate principal amount of our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes, respectively, were outstanding. As of December 31, 2023, $123.5 million, $11.5 million, and $21.6 million in aggregate principal amount of our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes, respectively, were outstanding. The terms of our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes allow us to issue additional June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes, respectively, in lieu of paying cash interest thereon.
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

Risks Related to Operating as a Public Company
We incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
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
In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2023, we did not maintain effective internal control over financial reporting because of a material weakness associated with ineffective ITGCs, in the areas of user access and change management for the IT systems that support our financial reporting processes. We believe that these control deficiencies were a result of insufficient training of personnel on the operation and importance of ITGCs and inadequate risk-assessment processes resulting in failure to identify and assess risks in IT environments that could impact internal control over financial reporting. Management also deemed ineffective certain automated and manual business process controls that are dependent on the affected ITGCs, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT system.
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
We believe the measures described above will remediate the material weakness and strengthen our internal control over financial reporting. However, this material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. Our implementation of the measures described above occurred through the end of 2023, and as a result, there was not a sufficient period of time for the controls to be operating or tested to conclude a full assessment of their effectiveness. Although we have improved our controls intended to remediate this material weakness, we cannot be certain as to when or if remediation will be complete. Further, remediation efforts place a significant burden on management and add increased pressure to our financial and IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. For further discussion of the material weaknesses identified and our remedial efforts, see Item 4. Controls and Procedures, included elsewhere in this Quarterly Report on Form 10-Q, and Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for additional information.
We have also identified other material weaknesses in the past including, most recently in connection with the review of our unaudited condensed consolidated financial statements for the three months ended September 30, 2023. That material weakness was a result of certain control deficiencies related to the precision of our review for the valuation and remeasurement of the embedded derivative liability of our Toggle Convertible Notes as of June 30, 2023 and September 30, 2023, and was remediated in 2023.
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
Retail and other individual investors, which make up a significant segment of our overall stockholder base, have played a significant role in recent market dynamics that have resulted in substantial increases and volatility in the market prices of “meme” stocks. The market prices and trading volumes of the common stock of certain “meme” stocks have experienced, and may continue to experience, extreme volatility. The rapid and substantial increases or decreases in the market prices of these “meme” stocks may be unrelated to operating performance, macroeconomic trends or industry fundamentals, and substantial increases in the value of such stocks may obscure the significant risks and uncertainties that the issuer faces. This volatility has been attributed, in part, to strong and atypical retail investor interest, including as may be expressed on financial trading and other social media sites and online forums.
We have in the past and may in the future experience significant interest in our common stock from such investors, and as a result the market price of our common stock has been and may continue to be volatile. There is no guarantee that we will benefit from such retail and individual investor interest, even if our business or financial performance is strong. If investor sentiment changes, this could have a material adverse impact on the market price of our common stock and your investment.
Retail and individual investor sentiment (including as may be expressed on financial trading and other social media sites and online forums) may also influence the amount and status of short interest in our common stock. This has and may in the future increase the likelihood of our common stock being the target of a “short squeeze,” particularly because a large proportion of our common stock has been in the past and may in the future be traded by short sellers. A short squeeze and/or focused investor trading in anticipation of a short squeeze has and may in the future lead to volatile price movements in shares of our common stock that may be unrelated or disproportionate to our operating performance or prospects. Or, if investors no longer believe a short squeeze is viable, the market price of our common stock may rapidly decline. Accordingly, investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.
Furthermore, short squeeze and/or other focused trading activity stemming from negative sentiment across our retail investor base could result in declines in the market price of our common stock such that our eligibility to remain listed on The Nasdaq Stock Market ("Nasdaq") may be adversely impacted, which could impair our ability to access the capital markets and otherwise raise capital in the future. See “General Risk Factors—If we fail to satisfy all applicable Nasdaq continued listing requirements, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.”
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
•the effect of any reverse stock split of our issued shares of common stock; and
•general economic, political and market conditions.
In addition, the stock market in general, and Nasdaq in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.
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
Any investment in our common stock is subject to extreme volatility and could result in the loss of your entire investment. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, which has and may in the future be instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. See Legal Proceedings in Note 11, Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for additional information.
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
On May 24, 2023, we received written notice from Nasdaq notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq listing rule 5450(a)(1) for continued listing on Nasdaq (the “Minimum Bid Price Requirement”). Nasdaq listing rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq listing rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the written notice, we did not meet the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock needed to be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to November 20, 2023. On June 29, 2023, we received notification from Nasdaq that we had regained compliance with the Minimum Bid Price Requirement and, as a result, the matter of our noncompliance with the Minimum Bid Price Requirement had been closed.
On January 19, 2024, we received a subsequent notice from Nasdaq that we did not meet the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days within 180 days of the notice date, or by July 17, 2024, which may be extended if certain conditions are met. Since the date of the second notice letter from Nasdaq, our common stock has failed to maintain a minimum closing bid price of $1.00 per share for at least 10 consecutive business days.
As described in the definitive proxy statement filed with the SEC on April 24, 2024, we have requested that our stockholders approve a reverse stock split of our common stock at our 2024 annual meeting of stockholders, in connection with our failure to satisfy the Minimum Bid Price Requirement. We cannot guarantee that our stockholders will approve this proposal. In addition, although we expect that a reverse stock split will result have the immediate effect of increasing the market price of our common stock to above $1.00, we cannot guarantee that a reverse stock split will result in the trading price of our common stock remaining above the Minimum Bid Price Requirement, or that a reverse stock split will result in a long-term increase in the market price of our common stock, which would be dependent on many factors, including general economic, market and industry conditions, our business and other factors.
If we do not regain compliance with the minimum bid price requirement, or if we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. Delisting would have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, end users, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations. In addition, delisting would constitute a fundamental change under the indentures that govern our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes which could result in our being required to repurchase such notes. See "Risks Related to Our Convertible Indebtedness - We may not have the ability to raise the funds necessary to settle conversions of convertible notes in cash or to repurchase the notes upon a fundamental change or change in control transaction, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes."
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
Our certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. In addition, our certificate of incorporation and our amended and restated bylaws will provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.
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

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended March 31, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

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

3.3
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Nikola Corporation (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed November 2, 2023.

3.4		Amended and Restated Bylaws (as amended as of February 5, 2024) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2024).
10.1	#
Executive Employment Agreement by and between Nikola Corporation and Dirk Ole Hoefelmann, dated February 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2024).

10.2	#
Executive Employment Agreement by and between Nikola Corporation and Thomas B. Okray, dated March 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2024).

10.3		Termination Agreement dated February 1, 2024 with respect to the Supply Agreement by and between Nel ASA and Nikola Corporation (formerly Nikola Motor Company, LLC), dated June 28, 2018.
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance.
101.SCH		Inline XBRL Extension Calculation Linkbase.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (formatted as Inline XBRL).
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

NIKOLA CORPORATION

	By:	/s/ Stephen J. Girsky
Stephen J. Girsky
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas B. Okray
Thomas B. Okray
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 7, 2024