Form 10-Q
period 2024-06-30
Nikola Corp
filed 2024-08-09
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of August 6, 2024, there were 50,597,172 shares of the registrant’s common stock outstanding.

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
•We may not be able to source the hydrogen needed to establish our planned hydrogen fueling solutions, in sufficient volumes or at favorable prices, or at all, or sell hydrogen to customers at prices at or above our cost.
•We may face challenges related to perceptions of safety for commercial electric vehicles, especially if adverse events or accidents occur that are linked to the quality or safety of commercial electric vehicles.
•Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•We identified a material weakness in our internal control over financial reporting and have identified other material weaknesses in the past. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$256,330	$464,715
Restricted cash and cash equivalents	10,200	1,224
Accounts receivable, net	39,840	17,974
Inventory	62,134	62,588
Prepaid expenses and other current assets	61,599	25,911
Total current assets	430,103	572,412
Restricted cash and cash equivalents	16,086	28,026
Long-term deposits	8,887	14,954
Property, plant and equipment, net	494,023	503,416
Intangible assets, net	82,161	85,860
Investment in affiliate	56,024	57,062
Goodwill	5,238	5,238
Other assets	17,392	7,889
Total assets	$1,109,914	$1,274,857
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$55,559	$44,133
Accrued expenses and other current liabilities	213,980	207,022
Debt and finance lease liabilities, current	11,806	8,950
Total current liabilities	281,345	260,105
Long-term debt and finance lease liabilities, net of current portion	266,390	269,279
Operating lease liabilities	7,362	4,765
Other long-term liabilities	31,264	21,534
Total liabilities	586,361	555,683
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 1,600,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively, 48,473,984 and 44,336,100 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively(1)	5	4
Additional paid-in capital	3,876,034	3,790,401
Accumulated deficit	(3,352,465)	(3,071,069)
Accumulated other comprehensive loss	(21)	(162)
Total stockholders' equity	523,553	719,174
Total liabilities and stockholders' equity	$1,109,914	$1,274,857
(1) Shares issued and outstanding have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Truck sales	$28,743	$12,006	$36,161	$22,061
Service and other	2,576	3,356	2,655	3,978
Total revenues	31,319	15,362	38,816	26,039
Cost of revenues:
Truck sales	78,994	40,203	140,741	73,223
Service and other	7,051	2,790	10,376	3,144
Total cost of revenues	86,045	42,993	151,117	76,367
Gross loss	(54,726)	(27,631)	(112,301)	(50,328)
Operating expenses:
Research and development	40,161	64,514	79,658	126,320
Selling, general, and administrative	36,237	58,764	84,528	101,461
Loss on supplier deposits	—	17,717	—	17,717
Total operating expenses	76,398	140,995	164,186	245,498
Loss from operations	(131,124)	(168,626)	(276,487)	(295,826)
Other income (expense):
Interest expense, net	(3,941)	(8,749)	(6,219)	(18,582)
Gain on divestiture of affiliate	—	70,849	—	70,849
Loss on debt extinguishment	(1,529)	(20,362)	(2,313)	(20,362)
Other income (expense), net	3,893	(5,505)	4,753	(5,315)
Loss before income taxes and equity in net loss of affiliates	(132,701)	(132,393)	(280,266)	(269,236)
Income tax expense	92	—	92	—
Loss before equity in net loss of affiliates	(132,793)	(132,393)	(280,358)	(269,236)
Equity in net loss of affiliates	(881)	(7,617)	(1,038)	(16,025)
Net loss from continuing operations	(133,674)	(140,010)	(281,396)	(285,261)
Discontinued operations:
Loss from discontinued operations	—	(52,883)	—	(76,726)
Loss from deconsolidation of discontinued operations	—	(24,935)	—	(24,935)
Net loss from discontinued operations	—	(77,818)	—	(101,661)
Net loss	$(133,674)	$(217,828)	$(281,396)	$(386,922)

Basic and diluted net loss per share (1):
Net loss from continuing operations	$(2.86)	$(5.93)	$(6.17)	$(13.59)
Net loss from discontinued operations	$—	$(3.29)	$—	$(4.85)
Net loss	$(2.86)	$(9.22)	$(6.17)	$(18.44)

Weighted-average shares outstanding, basic and diluted(1)	46,699,945	23,623,094	45,614,635	20,987,679
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(133,674)	$(217,828)	$(281,396)	$(386,922)
Other comprehensive income:
Foreign currency translation adjustment, net of tax	21	1,537	141	1,484
Comprehensive loss	$(133,653)	$(216,291)	$(281,255)	$(385,438)
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2024	44,761,433	$4	$3,805,104	$(3,218,791)	$(42)	$586,275
Issuance of shares for RSU awards	113,983	—	—	—	—	—
Common stock issued for conversions of 8.25% Convertible Notes	444,444	—	12,120	—	—	12,120
Common stock issued under Equity Distribution Agreement, net	3,154,124	1	50,860	—	—	50,861
Stock-based compensation	—	—	7,950	—	—	7,950
Net loss	—	—	—	(133,674)	—	(133,674)
Other comprehensive income	—	—	—	—	21	21
Balance as of June 30, 2024	48,473,984	$5	$3,876,034	$(3,352,465)	$(21)	$523,553
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.

	Six Months Ended June 30, 2024
	Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	44,336,100	$4	$3,790,401	$(3,071,069)	$(162)	$719,174
Issuance of shares for RSU awards	259,686	—	—	—	—	—
Common stock issued for conversions of 8.25% Convertible Notes	724,074	—	18,037	—	—	18,037
Common stock issued under Equity Distribution Agreement, net	3,154,124	1	50,860	—	—	50,861
Stock-based compensation	—	—	16,736	—	—	16,736
Net loss	—	—	—	(281,396)	—	(281,396)
Other comprehensive income	—	—	—	—	141	141
Balance as of June 30, 2024	48,473,984	$5	$3,876,034	$(3,352,465)	$(21)	$523,553
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended June 30, 2023
	Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	19,806,085	$2	$2,751,443	$(2,203,944)	$(1,630)	$545,871
Exercise of stock options	20,000	—	636	—	—	636
Issuance of shares for RSU awards	166,099	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	109,643	—	2,875	—	—	2,875
Common stock issued under Equity Distribution Agreement, net	733,577		30,842	—	—	30,842
Issuance of common stock upon conversion of Senior Convertible Notes	1,831,749	—	39,680	—	—	39,680
Common stock issued in public offering	997,024	—	32,244	—	—	32,244
Common stock issued in registered direct offering	1,979,167	1	63,155	—	—	63,156
Stock-based compensation	—	—	25,709	—	—	25,709
Reclassification of awards from equity to liability	—	—	(2,006)	—	—	(2,006)
Net loss	—	—	—	(217,828)	—	(217,828)
Other comprehensive income	—	—	—	—	1,537	1,537
Balance as of June 30, 2023	25,643,344	$3	$2,944,578	$(2,421,772)	$(93)	$522,716
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to the condensed consolidated financial statements.

	Six Months Ended June 30, 2023
	Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	17,097,850	$2	$2,562,904	$(2,034,850)	$(1,577)	$526,479
Exercise of stock options	25,212	—	802	—	—	802
Issuance of shares for RSU awards	259,088	—	1	—	—	1
Common stock issued under Tumim Purchase Agreements	1,073,726	—	67,587	—	—	67,587
Common stock issued under Equity Distribution Agreement, net	1,300,919	—	62,454	—	—	62,454
Issuance of common stock upon conversion of Senior Convertible Notes	2,910,358	—	107,180	—	—	107,180
Common stock issued in public offering	997,024	—	32,244	—	—	32,244
Common stock issued in registered direct offering	1,979,167	1	63,155	—	—	63,156
Stock-based compensation	—	—	50,257	—	—	50,257
Reclassification of awards from equity to liability	—	—	(2,006)	—	—	(2,006)
Net loss	—	—	—	(386,922)	—	(386,922)
Other comprehensive income	—	—	—	—	1,484	1,484
Balance as of June 30, 2023	25,643,344	$3	$2,944,578	$(2,421,772)	$(93)	$522,716
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(281,396)	$(386,922)
Less: Loss from discontinued operations	—	(101,661)
Loss from continuing operations	(281,396)	(285,261)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	21,688	11,762
Stock-based compensation	16,736	50,257
Equity in net loss of affiliates	1,038	16,025
Revaluation of financial instruments	(2,147)	7,906
Revaluation of contingent stock consideration	—	(2,472)
Inventory write-downs	37,576	12,718
Non-cash interest expense	7,835	19,363
Loss on supplier deposits	—	17,717
Gain on divestiture of affiliate	—	(70,849)
Loss on debt extinguishment	2,313	20,362
Loss on disposal of assets	3,158	—
Other non-cash activity	3,680	1,015
Changes in operating assets and liabilities:
Accounts receivable, net	(21,866)	11,640
Inventory	(38,132)	11,725
Prepaid expenses and other current assets	(20,029)	(48,583)
Other assets	(962)	(2,041)
Accounts payable, accrued expenses and other current liabilities	6,234	(59,474)
Long-term deposits	(278)	(1,293)
Operating lease liabilities	(1,739)	(779)
Other long-term liabilities	16,135	3,097
Net cash used in operating activities	(250,156)	(287,165)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(30,182)	(87,719)
Proceeds from the sale of assets	21,398	—
Divestiture of affiliate	—	35,000
Payments to Assignee	—	(2,724)
Investments in affiliate	—	(84)
Net cash used in investing activities	(8,784)	(55,527)
See accompanying notes to the condensed consolidated financial statements.

Cash flows from financing activities
Proceeds from the exercise of stock options	—	1,040
Proceeds from issuance of shares under the Tumim Purchase Agreements	—	67,587
Proceeds from registered direct offering, net of underwriter's discount	—	63,806
Proceeds from public offering, net of underwriter's discount	—	32,244
Proceeds from issuance of common stock under Equity Distribution Agreement, net of commissions and other fees paid	52,201	61,565
Proceeds from issuance of convertible notes, net of discount and issuance costs	—	52,075
Proceeds from issuance of financing obligation, net of issuance costs	—	49,605
Proceeds from insurance premium financing	4,598	3,909
Repayment of debt and promissory notes	(261)	(5,057)
Payment for Coupon Make-Whole Premium	(4,530)	—
Payments on insurance premium financing	(1,853)	(2,381)
Payments on finance lease liabilities and financing obligation	(2,564)	(255)
Net cash provided by financing activities	47,591	324,138
Net decrease in cash and cash equivalents, including restricted cash and cash equivalents	(211,349)	(18,554)
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	493,965	313,909
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$282,616	$295,355

Cash flows from discontinued operations:
Operating activities	$—	$(4,964)
Investing activities	—	(1,804)
Financing activities	—	(572)
Net cash used in discontinued operations	$—	$(7,340)

Supplementary cash flow disclosures:
Cash paid for interest	$5,341	$2,881
Cash interest received	$9,168	$3,595
Supplementary disclosures for noncash investing and financing activities:
Conversion of 8.25% Convertible Notes	$18,037	$—
Purchases of property, plant and equipment included in liabilities	$11,112	$19,785
PIK interest	$7,314	$14,174
Leased assets obtained in exchange for new finance lease liabilities	$4,407	$—
Accrued commissions under Equity Distribution Agreement	$1,308	$791
Conversion of Senior Convertible Notes into common stock	$—	$107,180
Contingent stock consideration for divestiture of affiliate	$—	$25,956
Embedded derivative liability bifurcated from April 2023 Toggle Convertible Notes	$—	$21,180
Reclassification from equity to liability for certain share-based awards	$—	$2,006
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
On June 30, 2023, pursuant to a general assignment (the “Assignment”), the Company transferred ownership of its subsidiary, Romeo Power, Inc.'s ("Romeo") right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions (collectively, the “Assets”) to SG Service Co., LLC, in its sole and limited capacity as Assignee for the Benefit of Creditors of Romeo (“Assignee”), and also designated Assignee to act as the assignee for the benefit of creditors of Romeo, such that, as of June 30, 2023, Assignee succeeded to all of Romeo’s right, title and interest in and to the Assets. The results of operations of Romeo are reported as discontinued operations for the three and six months ended June 30, 2023. See Note 9, Deconsolidation of Subsidiary, for additional information. All references made to financial data in this Quarterly Report on Form 10-Q are to the Company's continuing operations, unless otherwise specifically noted.
On June 24, 2024, the Company effected a one-for-thirty (1-for-30) reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by stockholders at the Company's annual meeting of stockholders on June 5, 2024, and on June 13, 2024, the Company's board of directors approved the Reverse Stock Split. Contemporaneously with the Reverse Stock Split, the number of authorized shares of common stock was reduced from 1,600,000,000 to 1,000,000,000. All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, share data, per share data, conversion rates and prices with respect to convertible notes and related information contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company has secured and intends to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the amended and restated equity distribution agreement with Citigroup Global Markets Inc. ("Citi"), as sales agent. See Note 7, Capital Structure. However, the ability to access the amended and restated equity distribution agreement is dependent on the market price of the Company's common stock and trading volumes, which cannot be assured, and as a result cannot be included as a source of liquidity for the Company’s ASC 205-40 analysis.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less, such as money market funds, to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had $256.3 million and $464.7 million of cash and cash equivalents, respectively. Cash equivalents and restricted cash equivalents included $33.8 million and $29.8 million of highly liquid investments as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company had $26.3 million and $29.3 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and consists of securitization of the Company's letters of credit. See Note 6, Debt and Finance Lease Liabilities, for additional details.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the condensed consolidated statements of cash flows are as follows:

	As of
	June 30, 2024	December 31, 2023	June 30, 2023
Cash and cash equivalents	$256,330	$464,715	$226,673
Restricted cash and cash equivalents – current	10,200	1,224	600
Restricted cash and cash equivalents – non-current	16,086	28,026	68,082
Cash, cash equivalents and restricted cash and cash equivalents	$282,616	$493,965	$295,355
Money market funds consist of highly liquid investments with original maturities of three months or less and are classified in cash and cash equivalents and restricted cash in the accompanying condensed consolidated balance sheets.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(b)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$33,790	$—	$—	$33,790

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$29,839	$—	$—	$29,839

Liabilities
Derivative liability	$—	$—	$8,871	$8,871
Embedded conversion features derivative liabilities
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of unsecured 8.00% / 11.00% convertible senior paid in kind ("PIK") toggle notes (the “June 2022 Toggle Convertible Notes”). On April 11, 2023, the Company completed an exchange (the "Exchange") of $100.0 million aggregate principal amount of the Company's existing June 2022 Toggle Convertible Notes for the issuance of $100.0 million aggregate principal amount of 8.00% / 11.00% Series B convertible senior PIK toggle notes (the "April 2023 Toggle Convertible Notes"). The April 2023 Toggle Convertible Notes were issued pursuant to an indenture dated as of April 11, 2023 (the "April 2023 Toggle Convertible Notes Indenture").
The April 2023 Toggle Convertible Notes Indenture, among other things, limited conversion of the April 2023 Toggle Convertible Notes in certain instances until the earlier to occur of (x) an increase in the number of authorized shares in an amount sufficient to, among other things, allow for the issuance of common stock underlying the April 2023 Toggle Convertible Notes and (y) October 11, 2023, and provided that the Company would elect to settle conversions of the April 2023 Toggle Convertible Notes in cash until such increase in the number of authorized shares occurred, and the Company obtained the stockholder approval contemplated by Rule 5635 of the Nasdaq listing rules ("Nasdaq Rule 5635").
The conversion features embedded to the April 2023 Toggle Convertible Notes were bifurcated and recognized separately at fair value due to the temporary requirement to settle conversions in cash, in certain instances, until stockholder approval as contemplated by Nasdaq Rule 5635 was obtained to increase the number of authorized shares. Upon the Exchange, the Company recognized $21.2 million for the embedded conversion features as a derivative liability within accrued expenses and other current liabilities on the condensed consolidated balance sheets. The derivative liability was remeasured as of June 30, 2023, with changes in its fair value recorded in other income (expense), net on the condensed consolidated statements of

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
operations. During the three and six months ended June 30, 2023, the change in fair value of the derivative liability was as follows:

Three and Six Months Ended
June 30, 2023
Estimated fair value at April 11, 2023	$21,180
Change in estimated fair value	8,160
Estimated fair value at June 30, 2023	$29,340
The fair value of the conversion features was estimated by applying a with-and-without approach to a binomial lattice model. The following reflects the inputs and assumptions used:

	As of
	June 30, 2023	April 11, 2023
Stock price	$41.40	$32.70
Conversion price	$43.68	$43.68
Risk free rate	4.49%	3.76%
Equity volatility	60%	70%
Expected dividend yield	—%	—%
Credit spread	17.20%	16.40%
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
The conversion features embedded in the 8.25% Convertible Notes met the criteria to be separated from the host contract and recognized separately at fair value. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized in other income (expense), net on the condensed consolidated statements of operations. As of the issuance of the 8.25% Convertible Notes, the Company recognized $47.3 million for the embedded conversion features as a derivative liability within accrued expenses and other current liabilities on the condensed consolidated balance sheets. The change in fair value of the derivative liability for the three and six months ended June 30, 2024 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Estimated fair value - beginning of period	$8,027	$8,871
Change in estimated fair value	(3,023)	(2,184)
Settlement of derivative liability for conversions	(5,004)	(6,687)
Estimated fair value - end of period	$—	$—

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value of the conversion features was estimated by applying a with-and-without approach. The following reflects the ranges of inputs and assumptions used:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Stock price	$8.19 - $27.27	$8.19 - $31.20
Conversion price	$27.00	$27.00
Risk free rate	4.36% - 5.45%	3.01% - 5.45%
Credit spread	14.18% - 15.02%	14.10% - 15.10%
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
The Company estimates a reserve for returns based on average historical returns in the event of dealer agreement terminations. Management believes that the estimate is an accurate reflection of expected returns, but actual return activity may vary from estimates. Accrued returns were approximately $2.6 million and $0.7 million as of June 30, 2024 and December 31, 2023, respectively, and are generally reflected in accrued expenses and other current liabilities on the condensed consolidated balance sheets. If the reserve applies to trucks that have an outstanding accounts receivable balance, the reserve is reflected as a reduction of accounts receivable, net.
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
Service and other
Service and other revenues primarily consist of sales of charging products, regulatory credits, service parts, after-market parts, service and labor, and hydrogen. Sales are generally recognized as a single performance obligation at the point in time when control is transferred to the customer. Control is generally deemed transferred when the product is delivered to the customer and the customer can direct the product's use and obtain substantially all of the remaining benefits from the asset. Payment for products sold are made in accordance with the Company's customary payment terms and the Company's contracts

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
do not have significant financing components. Sales tax collected is not considered revenue and is accrued until remitted to the taxing authorities.
(d)Product Warranties and Recall Campaigns
Product warranty costs are recognized upon transfer of control of trucks to dealers and are estimated based on factors including the length of the warranty (generally 2 to 5 years), product costs, and product failure rates. Warranty reserves are reviewed and adjusted quarterly to ensure that accruals are adequate to meet expected future warranty obligations. Estimating future warranty costs is highly subjective and requires significant management judgment. Management believes that the accruals are adequate. However, based on the limited historical information available, it is possible that substantial additional charges may be required in future periods based on new information or changes in facts and circumstances. The Company's accrual includes estimates of the replacement costs for covered parts which is based on historical experience. This estimate could be impacted by contractual changes with third-party suppliers or the need to identify new suppliers and the engineering and design costs that would accompany such a change.
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
During the third quarter of 2023, the Company filed a voluntary recall with the National Highway Traffic Safety Administration for the Company's BEV trucks, related to issues with the existing battery pack. The Company accrued recall campaign costs of $62.9 million, of which $22.0 million has been incurred through June 30, 2024. The Company placed a temporary hold on new BEV truck shipments until its BEV truck inventory has been retrofit with alternative battery packs. See Note 11, Commitments and Contingencies, for additional information.
The change in warranty liability for the three and six months ended June 30, 2024 and 2023 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accrued warranty - beginning of period	$80,669	$9,248	$78,946	$7,788
Warranties issued in period - product warranty	15,819	2,604	24,233	4,397
Net changes in liability for pre-existing warranties	(4,832)	(242)	(4,875)	(544)
Warranty costs incurred	(14,390)	(553)	(21,038)	(584)
Accrued warranty - end of period	$77,266	$11,057	$77,266	$11,057
As of June 30, 2024, warranty accrual of $47.8 million was recorded in accrued expenses and other current liabilities and $29.5 million in other long-term liabilities on the condensed consolidated balance sheets. As of December 31, 2023, warranty accrual of $65.7 million was recorded in accrued expenses and other current liabilities and $13.2 million in other long-term liabilities on the condensed consolidated balance sheets.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
3.BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at June 30, 2024 and December 31, 2023, respectively:

	As of
	June 30, 2024	December 31, 2023
Raw materials	$31,528	$32,889
Work in process	17,635	15,486
Finished goods	6,335	8,206
Service parts	6,636	6,007
Total inventory	$62,134	$62,588
Inventory cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories are stated at the lower of cost or net realizable value. Inventories are written down for any excess or obsolescence and when net realizable value, which is based upon estimated selling prices, is in excess of carrying value. Once inventory is written down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration of or increase in that newly established cost basis.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at June 30, 2024 and December 31, 2023, respectively:

	As of
	June 30, 2024	December 31, 2023
Inventory deposits	$20,262	$4,843
Insurance receivables	17,500	—
Prepaid expenses	6,053	6,152
Prepaid insurance premiums	5,567	2,148
Non-trade receivables	4,395	4,895
Other deposits	2,500	1,643
Holdback receivable	2,450	3,655
Prepaid software	2,056	1,421
Other current assets	816	1,154
Total prepaid expenses and other current assets	$61,599	$25,911

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Buildings	$240,861	$239,918
Construction-in-progress	107,652	135,994
Equipment	78,234	67,657
Tooling	59,149	39,389
Finance lease assets	41,516	37,504
Software	8,649	8,649
Land	7,957	7,957
Other	5,170	4,926
Leasehold improvements	3,100	3,100
Demo vehicles	1,798	788
Furniture and fixtures	1,664	1,483
Property, plant and equipment, gross	555,750	547,365
Less: accumulated depreciation and amortization	(61,727)	(43,949)
Total property, plant and equipment, net	$494,023	$503,416
Construction-in-progress on the Company's condensed consolidated balance sheets as of June 30, 2024 relates primarily to the development of hydrogen infrastructure.
During the first quarter of 2024, the Company changed its accounting estimate for the expected useful life of tooling. The Company determined that straight-line depreciation with an estimated useful life of 5 years was more representative of the estimated economic lives of those assets than the consumption method. This change in estimate was applied prospectively effective for the first quarter of 2024 and resulted in an increase in depreciation expense of $2.9 million for the three months ended June 30, 2024 and an increase in depreciation expense of $5.6 million for the six months ended June 30, 2024. For the three and six months ended June 30, 2024, the change in estimate resulted in an increase in net loss per share of $0.06 and $0.12, respectively.
Depreciation expense for the three months ended June 30, 2024 and 2023 was $9.3 million and $4.5 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $18.0 million and $8.8 million, respectively.
In July 2023, the Company executed a membership interest and asset purchase agreement (the "FFI Purchase Agreement") with FFI Phoenix Hub Holdings, LLC, a wholly-owned subsidiary of Fortescue Future Industries ("FFI"). Pursuant to the terms of the FFI Purchase Agreement, FFI Phoenix Hub Holdings, LLC, acquired 100% of the interests in Phoenix Hydrogen Hub, LLC, the Company's wholly owned subsidiary holding the assets related to the Phoenix hydrogen hub project, including land and construction-in-progress. During the first quarter of 2024, the Company completed the second closing under the terms of the FFI Purchase Agreement. The Company sold $25.1 million of assets during the first quarter of 2024 pursuant to the second closing. The Company's proceeds are net of a $3.7 million holdback. As of June 30, 2024, the Company recognized $2.4 million in prepaid and other current assets and $4.9 million in other assets on the condensed consolidated balance sheets for the holdback receivable on the first and second closings. As of December 31, 2023, the Company recognized $3.7 million in prepaid and other current assets on the consolidated balance sheets for the holdback receivable on the first closing.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Settlement liabilities	$111,232	$91,330
Warranty liability, current	47,776	65,703
Accrued purchase of intangible asset	18,751	13,796
Inventory received not yet invoiced	13,547	8,642
Other accrued expenses	9,223	9,352
Accrued outsourced engineering services	5,461	4,207
Accrued payroll and payroll related expenses	5,072	3,254
Operating lease liabilities, current	2,918	1,867
Derivative liability	—	8,871
Total accrued expenses and other current liabilities	$213,980	$207,022
4.INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$16,071	$33,929
FCPM license	47,181	—	47,181
Other intangibles	1,650	599	1,051
Total intangible assets, net	$98,831	$16,670	$82,161

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$12,500	$37,500
FCPM license	47,181	—	47,181
Other intangibles	1,650	471	1,179
Total intangible assets, net	$98,831	$12,971	$85,860
Amortization expense related to intangible assets for the three months ended June 30, 2024 and 2023 was $1.8 million. Amortization expense related to intangible assets for the six months ended June 30, 2024 and 2023 was $3.7 million and $3.8 million, respectively.
In 2021, the Company acquired a license for fuel cell power modules ("FCPMs") for use in the production of FCEVs. The Company expects to amortize the license beginning at the start of in-house FCPM production. As of June 30, 2024, the Company has not started amortizing the license.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5.INVESTMENTS IN AFFILIATE
The investment in an unconsolidated affiliate accounted for under the equity method consisted of the following:

		As of
	Ownership as of June 30, 2024	June 30, 2024	December 31, 2023
Wabash Valley Resources LLC	20%	$56,024	$57,062
		$56,024	$57,062
Equity in net loss of affiliates on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity in net loss of affiliates:
Nikola Iveco Europe GmbH	$—	$(7,146)	$—	$(15,556)
Wabash Valley Resources LLC	(881)	(471)	(1,038)	(469)
Total equity in net loss of affiliates	$(881)	$(7,617)	$(1,038)	$(16,025)
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
On June 29, 2023, the Company and Iveco executed the European Joint Venture Transaction Agreement (the "Transaction Agreement") whereby the Company sold its 50% equity interest in Nikola Iveco Europe GmbH to Iveco for $35.0 million. In conjunction with the Transaction Agreement, the Company entered into an intellectual property license agreement (the “License Agreement”), which grants Iveco and Nikola Iveco Europe GmbH a non-exclusive, perpetual, irrevocable, fully sublicensable, transferable, and fully assignable license ("Licensed Software") to software and controls technology related to the BEV and FCEV. According to the terms of the Transaction Agreement, the Company may also receive 0.7 million shares of its own common stock from Iveco, contingent on successful due diligence ("Software Due Diligence") performed by Iveco and its consultants on the Licensed Software delivered to Iveco on the divestiture closing pursuant to the License Agreement. The Software Due Diligence was evaluated based on mutually agreed criteria between Iveco and the Company.
On the divestiture closing, the Company recognized a gain equal to the difference between the consideration received and its basis in the Nikola Iveco Europe GmbH investment, consisting of a liability balance of $11.4 million for investment in affiliate, and cumulative currency translation losses of $1.5 million. The delivery of the Licensed Software on the closing of the divestiture was determined to represent a right to use the Licensed Software and the performance obligation was satisfied upon the delivery of the Licensed Software on the divestiture closing. The Company recognized gains related to the derecognition of its basis in Nikola Iveco Europe GmbH and delivery of the Licensed Software in gain on divestiture of affiliate on the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recognized a gain of $70.8 million in gain on divestiture of affiliates consisting of the following:

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three and Six Months Ended
June 30, 2023
Cash consideration received	$35,000
Contingent stock consideration receivable	25,956
Derecognition of investment in affiliate	11,428
Derecognition of cumulative currency translation losses	(1,535)
Gain on divestiture of affiliate	$70,849
Contingent stock consideration receivable
The contingent stock consideration was accounted for as variable consideration and included in total consideration as of the divestiture closing, as it was not probable that a significant reversal of such consideration would occur upon resolution of the contingency. The fair value of the contingent consideration was determined based on the closing price of the Company's common stock as of the divestiture closing. During the three and six months ended June 30, 2023, the Company recognized a change in fair value of $2.5 million in other income (expense), net on the condensed consolidated statements of operations.
Wabash Valley Resources LLC
On June 22, 2021, the Company entered into a Membership Interest Purchase Agreement (the "MIPA") with Wabash Valley Resources LLC ("WVR") and the Sellers, pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for $25.0 million in cash and 56,079 shares of the Company’s common stock. The common stock consideration was calculated based on the Company's 30-day average closing stock price, or $445.80 per share, and the Company issued 56,079 shares of its common stock.
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
As of June 30, 2024, the Company's maximum exposure to loss was $56.5 million, which represents the book value of the Company's equity interest and loans to WVR for $0.5 million.
6.DEBT AND FINANCE LEASE LIABILITIES
A summary of debt and finance lease liabilities as of June 30, 2024 and December 31, 2023, were as follows:

	As of
	June 30, 2024	December 31, 2023
Current:
Finance lease liabilities	$6,200	$6,312
Insurance premium financing	4,598	1,852
Promissory notes	875	699
Financing obligations	133	87
Debt and finance lease liabilities, current	$11,806	$8,950

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
	June 30, 2024	December 31, 2023
Non-current:
Toggle Convertible Notes	$133,524	$124,061
Financing obligations	101,954	101,470
Finance lease liabilities	27,512	26,395
8.25% Convertible Notes	1,401	15,047
Promissory notes	1,999	2,306
Long-term debt and finance lease liabilities, net of current portion	$266,390	$269,279
The fair values of the following debt obligations are estimated using level 2 fair value inputs, including stock price and risk-free rates. The following table presents the carrying value and estimated fair values:

	As of June 30, 2024
	Carrying Value	Fair Value
June 2022 Toggle Convertible Notes	$123,670	$109,411
June 2023 Toggle Convertible Notes	9,854	9,702
Promissory notes	2,874	2,807
Insurance Premium financing	4,598	4,601
8.25% Convertible Notes	1,401	994
Toggle Convertible Notes
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of the Company's June 2022 Toggle Convertible Notes, which will mature on May 31, 2026. The June 2022 Toggle Convertible Notes were issued pursuant to an indenture, dated as of June 1, 2022 (the "June 2022 Toggle Convertible Notes Indenture").
In conjunction with the issuance of the April 2023 Toggle Convertible Notes, the Company executed the first supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of April 3, 2023 (the "First Supplemental Indenture to June 2022 Toggle Convertible Notes Indenture"), and the second supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of April 10, 2023 (the "Second Supplemental Indenture to June 2022 Toggle Convertible Notes Indenture"), which First Supplemental Indenture to June 2022 Toggle Convertible Notes Indenture, among other things, amended the conversion provisions of the June 2022 Toggle Convertible Notes Indenture to limit conversions of the June 2022 Toggle Convertible Notes in certain instances until the earlier to occur of (x) an increase in the number of authorized shares in an amount sufficient to, among other things, allow for the issuance of common stock underlying the June 2022 Toggle Convertible Notes and (y) October 11, 2023, and provide that the Company shall elect to settle conversions of the June 2022 Toggle Convertible Notes in cash prior to such increase in the number of authorized shares.
In June 2023, the Company completed a private placement of $11.0 million aggregate principal amount of unsecured 8.00% / 8.00% Series C convertible senior PIK toggle notes (the "June 2023 Toggle Convertible Notes," and together with the June 2022 Toggle Convertible Notes and the April 2023 Toggle Convertible Notes, the "Toggle Convertible Notes"), which will mature on May 31, 2026. The June 2023 Toggle Convertible Notes were issued pursuant to the June 2023 Toggle Convertible Notes Indenture (together with the June 2022 Toggle Convertible Notes Indenture, the "Toggle Convertible Notes Indentures").
During the third quarter of 2023, the holders of the April 2023 Toggle Convertible Notes converted the aggregate principal balance of the April 2023 Toggle Convertible Notes. As of June 30, 2024 and December 31, 2023, the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes were outstanding.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
With respect to the June 2022 Toggle Convertible Notes, the conversion rate was adjusted on June 24, 2024, to be 3.8120 shares per $1,000 principal amount, subject to customary anti-dilution adjustments in certain circumstances, which represents an adjusted conversion price of approximately $262.33 per share.
With respect to the June 2023 Toggle Convertible Notes, the conversion rate was adjusted on June 24, 2024, to be an amount equal to (a) 22.4809 divided by (b) a quotient, (i) the numerator of which is the sum of (x) the initial principal amount of the June 2023 Toggle Convertible Notes outstanding immediately prior to such conversion and (y) the aggregate amount capitalized related to PIK Interest issuances in respect of interest that came due on the June 2023 Toggle Convertible Notes and (ii) the denominator of which is the initial principal amount of the June 2023 Toggle Convertible Notes.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Additionally, during the second quarter of 2023, the execution of the Third Supplemental Indenture to June 2022 Toggle Convertible Notes Indenture and First Supplemental Indenture to April 2023 Toggle Convertible Notes Indenture were deemed modifications to the notes outstanding under the June 2022 Toggle Convertible Notes Indenture and April 2023 Toggle Convertible Notes Indenture, respectively, as the amended terms did not substantially change the terms of the respective notes. The consideration paid to the holders in the form of the issuance of the June 2023 Toggle Convertible Notes was recognized as an issuance cost upon modification and is amortized as an adjustment of interest expense over the remaining terms of the June 2022 Toggle Convertible Notes and April 2023 Toggle Convertible Notes.
The net carrying amounts of the debt component of the Toggle Convertible Notes as of June 30, 2024 and December 31, 2023 were as follows:

	June 2022 Toggle Convertible Notes		June 2023 Toggle Convertible Notes
	As of June 30, 2024	As of December 31, 2023	As of June 30, 2024	As of December 31, 2023
Principal amount	$130,269	$123,478	$11,918	$11,460
Accrued PIK interest	1,234	1,170	—	—
Unamortized discount	(1,891)	(2,306)	(2,064)	(2,496)
Unamortized issuance costs	(5,942)	(7,245)	—	—
Net carrying amount	$123,670	$115,097	$9,854	$8,964
As of June 30, 2024, the effective interest rates on the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes were 13.90% and 17.24%, respectively. Amortization of the debt discount and issuance costs is reported as a

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
component of interest expense and is computed using the straight-line method over the term of the applicable Toggle Convertible Notes, which approximates the effective interest method.
The following table presents the Company's interest expense related to the June 2022 Toggle Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$3,460	$3,109	$6,856	$6,159
Amortization of debt discount and issuance costs	875	803	1,718	1,735
Total interest expense	$4,335	$3,912	$8,574	$7,894
The following table presents the Company's interest expense related to the April 2023 Toggle Convertible Notes:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Contractual interest expense	$2,802	$5,552
Amortization of debt discount and issuance costs	712	712
Total interest expense	$3,514	$6,264
The following table presents the Company's interest expense related to the June 2023 Toggle Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$229	$20	$458	$20
Amortization of debt discount and issuance costs	221	—	431	—
Total interest expense	$450	$20	$889	$20
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
Subsequent to the initial closing, the Company entered into amended securities purchase agreements (the "Amended Purchase Agreements") pursuant to which the Company consummated additional closings on March 17, 2023 for the sale of $25.0 million in aggregate principal amount of Purchase Agreement Notes (the "Series B-1 Notes"), on May 10, 2023 for the sale of $15.0 million in aggregate principal amount of Purchase Agreement Notes (the "Series B-2 Notes"), and on May 25, 2023 for the sale of $12.1 million in aggregate principal amount of Purchase Agreement Notes (the "Series B-3 Notes").
The purchase price for the Purchase Agreement Notes is $1,000 per $1,000 principal amount.
Each Purchase Agreement Note accrued interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning April 1, 2023 for the Series A Notes, June 1, 2023 for the Series B-1 Notes, and July 1, 2023 for the Series B-2 and Series B-3 Notes. Interest was payable in cash or shares of the Company's common stock or in a combination of cash and shares of common stock, at the Company’s option. Each Purchase Agreement Note issued pursuant to the Purchase Agreement and Amended Purchase Agreements had a maturity date of one year from issuance. Upon any conversion, redemption or other repayment of a Purchase Agreement Note, a “make-whole” amount equal to the amount of additional interest that would accrue under such Purchase Agreement Note at the interest rate then in effect assuming that the

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
outstanding principal of such Purchase Agreement Notes remained outstanding through and including the maturity date of such Purchase Agreement Note.
At any time on or after January 9, 2023, all or any portion of the principal amount of each Purchase Agreement Note, plus accrued and unpaid interest, any make-whole amount and any late charges thereon (the “Conversion Amount”), is convertible at any time, in whole or in part, at the noteholder’s option, into shares of the Company's common stock at a conversion price per share (the “Conversion Price”) equal to the lower of (i) the applicable “reference price”, subject to certain adjustments (the “Reference Price”), (ii) the greater of (x) the applicable “floor price” (the “Floor Price”) and (y) the volume weighted average price (“VWAP”) of the common stock as of the conversion date, and (iii) the greater of (x) the Floor Price, and as elected by the converting noteholder, (y) either (X) depending on the delivery time of the applicable conversion notice, (1) the VWAP as of the applicable conversion date or (2) the VWAP immediately prior to the applicable conversion date and (Y) 95% of the average VWAP for the three trading days commencing on, and including, the applicable conversion date, subject to adjustment in accordance with the terms of the Purchase Agreement Notes. The Reference Price and Floor Price applicable to each issuance of Purchase Agreement Notes is summarized below:

	Reference Price	Floor Price
Series A Notes	$179.250	$14.340
Series B-1 Notes	$121.500	$14.340
Series B-2 Notes	$64.200	$14.340
Series B-3 Notes	$58.545	$14.340
The following table summarizes conversions of the Purchase Agreement Notes during the three months ended June 30, 2023:

	Series A Notes	Series B-1 Notes	Series B-2 Notes	Series B-3 Notes
Shares of common stock issued for conversions	—	351,834	725,276	754,639
Principal balance converted	$—	$10,714	$15,000	$12,075
Make-whole interest converted	$—	$536	$750	$604
Average conversion price	$—	$31.98	$21.72	$16.80
The following table summarizes conversions of the Purchase Agreement Notes during the six months ended June 30, 2023:

	Series A Notes	Series B-1 Notes	Series B-2 Notes	Series B-3 Notes
Shares of common stock issued for conversions	726,187	704,256	725,276	754,639
Principal balance converted	$50,000	$25,000	$15,000	$12,076
Make-whole interest converted	$2,500	$1,250	$750	$604
Average conversion price	$72.30	$37.27	$21.72	$16.80
The Company elected to account for the Purchase Agreement Notes pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The Company believes that the fair value option better reflects the underlying economics of the Purchase Agreement Notes. The Purchase Agreement Notes were fully converted in the second quarter of 2023, and the Purchase Agreement was terminated in the third quarter of 2023.
8.25% Convertible Notes
On December 12, 2023, the Company consummated the sale and issuance of $175.0 million aggregate principal amount of the 8.25% Convertible Notes. The 8.25% Convertible Notes are senior, unsecured obligations of the Company.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The 8.25% Convertible Notes accrue interest at a rate of 8.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2024. The 8.25% Convertible Notes will mature on December 15, 2026, unless earlier repurchased, redeemed or converted. At any time before the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 8.25% Convertible Notes at their option. The Company will settle conversions by delivering (i) shares of the Company’s common stock (together, if applicable, with cash in lieu of any fractional share), at the then-applicable conversion rate; and (ii) a cash amount representing the present value of remaining scheduled coupon payments on the converted notes discounted at United States treasuries plus 50 basis points (the “Coupon Make-Whole Premium”). The conversion rate was adjusted on June 24, 2024, to be 37.0370 shares of common stock per $1,000 principal amount of 8.25% Convertible Notes, which represents an adjusted conversion price of approximately $27.00 per share of common stock. The conversion rate and conversion price are subject to further customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
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
The 8.25% Convertible Notes have customary provisions relating to the occurrence of events of default, which include the following: (i) certain payment defaults on the 8.25% Convertible Notes (which, in the case of a default in the payment of interest on the 8.25% Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture with respect to the 8.25% Convertible Notes within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the 8.25% Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain payment defaults or other defaults that result in the acceleration prior to stated maturity of indebtedness for borrowed money of the Company or any of its significant subsidiaries of at least $30,000,000 are not cured, waived, rescinded or discharged, as applicable, within 30 days after notice is given in accordance with the Indenture; (vi) the rendering of certain judgments against the Company or any of its significant subsidiaries for the payment of at least $30,000,000 (excluding any amounts covered by insurance), where such judgments are not discharged or stayed within 60 days after date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company recognized $122.1 million upon issuance of the 8.25% Convertible Notes, net of initial purchasers' discounts of $47.3 million and debt issuance costs of $5.6 million. Unamortized debt discount and issuance costs were reported as a direct deduction from the face amount of the 8.25% Convertible Notes. During 2023, noteholders of the 8.25% Convertible Notes converted aggregate principal amount of $153.4 million for issuance of 5,683,038 shares of the Company's common stock.
The following table summarizes conversions of the 8.25% Convertible Notes during the three and six months ended June 30, 2024:

	For the three months ended June 30, 2024	For the six months ended June 30, 2024
Shares of common stock issued for conversions	444,444	724,074
Principal balance converted	$12,000	$19,550
Make-whole premium	$2,784	$4,530
Net carrying amount converted	$8,370	$13,567
Loss on debt extinguishment	$1,529	$2,313
The net carrying amount of the debt component of the 8.25% Convertible Notes as of June 30, 2024 and December 31, 2023 was as follows:

	As of
	June 30, 2024	December 31, 2023
Principal amount	$2,008	$21,558
Unamortized discount	(542)	(5,821)
Unamortized issuance costs	(65)	(690)
Net carrying amount	$1,401	$15,047
Interest expense on the 8.25% Convertible Notes for the three and six months ended June 30, 2024 was immaterial.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
obligation on the Company's condensed consolidated balance sheets representing proceeds received net of debt issuance costs of $1.1 million. Rent payments under the terms of the Lease Agreement are allocated between interest expense and principal repayments using the effective interest method. Additionally, debt issuance costs are amortized to interest expense over the lease term.
After the Sale Date and through June 30, 2024, the Company recognized an additional $13.1 million for financing obligations on the Company's condensed consolidated balance sheets related to the completion of construction. For the three months ended June 30, 2024 and 2023, the Company recognized $0.9 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs. For the six months ended June 30, 2024 and 2023, the Company recognized $1.8 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
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
For the three and six months ended June 30, 2024, the Company recognized $1.3 million and $2.6 million, respectively, of interest expense related to interest on the financing obligation and amortization of debt issuance costs. For the three and six months ended June 30, 2023, interest expense related to interest on the financing obligation and amortization of debt issuance costs was immaterial.
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
For the three and six months ended June 30, 2024 and 2023, interest expense related to the Second Collateralized Note was immaterial.
Insurance Premium Financing
The Company executed an insurance premium financing agreement pursuant to which the Company financed certain annual insurance premiums for $6.6 million, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payable incurred interest at 2.95%, and matured on March 27, 2023.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the second quarter of 2024, the Company executed an additional insurance premium financing agreement pursuant to which the Company financed certain annual insurance premiums for $4.6 million, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payable incurs interest at 6.99%, and is due in monthly installments maturing on March 27, 2025.
For the three and six months ended June 30, 2024 and 2023, the Company recognized an immaterial amount of interest expense on the insurance premium financing agreements.
Letters of Credit
During the first quarter of 2024, the Company executed a $3.0 million letter of credit in connection with the FFI Purchase Agreement through January 30, 2025. As of June 30, 2024, no amounts have been drawn on the letter of credit.
During the third quarter of 2023, the Company executed a $1.2 million letter of credit to secure a customs bond through September 14, 2024. As of June 30, 2024, no amounts have been drawn on the letter of credit.
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
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million through December 31, 2024 in connection with the execution of a product supply agreement with a vendor. Pursuant to subsequent amendments, the amount of the letter of credit was reduced to $8.8 million. As of June 30, 2024, no amounts have been drawn on the letters of credit.
7.CAPITAL STRUCTURE
Shares Authorized
As of June 30, 2024, the Company had authorized 1,150,000,000 shares consisting of 1,000,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As of June 30, 2024 and December 31, 2023, the Company had 28,038 private warrants outstanding. The Company assumed the private warrants previously issued by VectoIQ Acquisition Corp. ("VectoIQ") and Romeo, respectively, and each private warrant entitles the registered holder to purchase one share of common stock at a price of $345.00 or $2,908.94 per share, respectively, subject to adjustment. The outstanding private warrants are immaterial.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the six months ended June 30, 2023, the Company sold 114,033 shares of common stock, for proceeds of $8.4 million, and terminated the First Tumim Purchase Agreement during the first quarter of 2023.
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
During the three and six months ended June 30, 2023, the Company sold 109,643 and 959,693 shares of common stock, for proceeds of $2.9 million and $59.2 million, respectively, to Tumim under the terms of the Second Tumim Purchase Agreement, and terminated the Second Tumim Purchase Agreement during the third quarter of 2023.
Equity Distribution Agreement
In August 2022, the Company entered into an equity distribution agreement with Citi as sales agent, pursuant to which the Company can issue and sell shares of its common stock with an aggregate maximum offering price of $400.0 million. In August 2023, the Company amended and restated the equity distribution agreement (as amended and restated through May 2024, the "Equity Distribution Agreement") with Citi as a sales agent, pursuant to which the Company increased the aggregate maximum offering price by $200.0 million, resulting in an aggregate offering price of up to $600.0 million.
The Company pays Citi a fixed commission rate of 2.5% of gross offering proceeds of shares sold under the Equity Distribution Agreement. During the three and six months ended June 30, 2024, the Company sold 3,154,124 shares of common stock under the Equity Distribution Agreement at an average price per share of $16.58, for gross proceeds of $52.3 million and net proceeds of approximately $50.9 million, after $1.4 million in commissions to the sales agent and other issuance costs. During the three and six months ended June 30, 2023, the Company sold 733,577 and 1,300,919 shares of common stock under the Equity Distribution Agreement at an average price per share of $43.12 and $49.24, respectively, for gross proceeds of $31.6 million and $64.1 million and net proceeds of approximately $30.8 million and $62.5 million, after $0.8 million and $1.6 million, respectively, in commissions to the sales agent. Commissions incurred in connection with the Equity Distribution Agreement are reflected as a reduction of additional paid-in capital on the Company's condensed consolidated balance sheets. Commissions recognized in accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets were $1.3 million as of June 30, 2024 and immaterial as of December 31, 2023.
Public Offering
The Company sold 997,024 shares of common stock in an underwritten public offering (the "Public Offering") at an offering price of $33.60 per share. The Public Offering closed on April 4, 2023, and the Company received net proceeds of $32.2 million after underwriters discounts and offering costs.
Direct Offering
The Company entered into a stock purchase agreement with an investor (the "Investor") pursuant to which the investor agreed to purchase up to $100.0 million of shares of the Company's common stock in a registered direct offering (the "Direct Offering"), with the actual amount of shares of common stock purchased in the Direct Offering reduced to the extent of the total

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
number of shares issued pursuant to the Public Offering. The Direct Offering closed on April 11, 2023, and the Company sold 1,979,167 shares of common stock at the Public Offering price of $33.60 per share to the Investor for net proceeds of $63.2 million, after deducting placement agent fees and offering expenses.
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
Stock Options
A summary of changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	501,362	$40.74	3.64
Granted	—	—
Exercised	—	—
Cancelled	(1,299)	52.38
Outstanding at June 30, 2024	500,063		3.11
Vested and exercisable as of June 30, 2024	500,063	$41.15	3.11
Restricted Stock Units
A summary of changes in RSUs are as follows:

Number of RSUs
Balance at December 31, 2023	851,228
Granted	479,010
Released	(257,540)
Cancelled	(79,417)
Balance at June 30, 2024	993,281
Market Based RSUs
The Company grants market based RSUs to its executive officers, which entitle them to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0% and 200% of the target award depending upon the Company's performance at the conclusion of the performance period. The performance condition of the awards is based on total shareholder return ("TSR") of the Company's common stock relative to a broad group of green energy companies.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the first quarter of 2024, the Company granted 20,000 TSR awards to a new executive officer, with a performance period end date of December 31, 2025. During the second quarter of 2024, the Company granted 328,400 TSR awards to its executive officers with a performance period end date of December 31, 2026. The fair value of the TSR awards on the grant date was determined using a Monte Carlo simulation model, which utilizes significant assumptions including stock volatility and risk free rates, and does not change throughout the vesting period. The grant date fair value of the TSR awards was determined to be $10.5 million and is recognized over the vesting period. The following represents the range of significant assumptions used to determine the grant date fair value for the TSR awards:

Six Months Ended June 30, 2024
Stock price	$18.00 - $20.88
Term (years)	1.82 - 2.68
Risk-free interest rate	4.7% - 4.9%
Expected volatility	115.2% - 118.5%
Expected dividend yield	—%

A summary of changes in market based RSUs are as follows:

Number of Market Based RSUs
Balance at December 31, 2023	100,003
Granted	348,400
Released	—
Cancelled	—
Balance at June 30, 2024	448,403
Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$352	$668	$680	$1,399
Research and development	2,493	6,574	5,352	15,660
Selling, general, and administrative	5,105	18,467	10,704	33,198
Total stock-based compensation expense	$7,950	$25,709	$16,736	$50,257
As of June 30, 2024, total unrecognized compensation expense was as follows:

Unrecognized Compensation Expense
Market based RSUs	$15,085
RSUs	31,543
Total unrecognized compensation expense at June 30, 2024	$46,628

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9.DECONSOLIDATION OF SUBSIDIARY
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
In order to deconsolidate Romeo, the carrying values of the assets and liabilities of Romeo were removed from the Company's condensed consolidated balance sheets as of June 30, 2023. In connection with the deconsolidation, the Company recognized a loss from deconsolidation of subsidiaries of $24.9 million which is recorded in loss from deconsolidation of discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and consisted of the following:

June 30, 2023
Assets deconsolidated:
Cash and cash equivalents	$213
Accounts receivable, net	—
Inventory	7,271
Prepaid expenses and other current assets	3,351
Restricted cash and cash equivalents, non-current	1,500
Property, plant and equipment, net	17,555
Intangible assets, net	656
Investments in affiliate	10,000
Other assets	23,364
Total assets deconsolidated	$63,910
Liabilities deconsolidated:
Accounts payable	$15,583
Accrued expenses and other current liabilities	57,612
Debt and finance lease liabilities, current	1,206
Long-term debt and finance lease liabilities, net of current portion	1,160
Operating lease liabilities	21,664
Warrant liability	8
Other non-current liabilities	—
Total liabilities deconsolidated	97,233
Net liabilities derecognized from deconsolidation	(33,323)
Less: intercompany balances derecognized	54,084
Less: cash payments directly related to deconsolidation	2,724
Less: derecognition of goodwill	1,450
Loss from deconsolidation of discontinued operation	$24,935

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Income tax expense was immaterial for the three and six months ended June 30, 2024 and 2023 due to cumulative tax losses.
11.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general, and administrative expense on the condensed consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2024.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The first $25 million installment was paid at the end of 2021 and the remaining installments to be paid semiannually through 2023. The Company previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. In July 2022, the Company and SEC agreed to an alternative payment plan. The Company made payments of $1.5 million during the first and second quarters of 2024, and the remainder of the payment plan is subject to determination. As of June 30, 2024, the Company has reflected the remaining liability of $81.0 million in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The legal and other professional costs the Company incurred during the three and six months ended June 30, 2024 and 2023 in connection with legal work disclosed elsewhere in this Report include immaterial amounts for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. As of June 30, 2024 and December 31, 2023, accrued expenses for legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement were immaterial.
To the extent that certain government investigations and any resulting third-party claims yield adverse results over time, such results could jeopardize the Company's operations and exhaust its cash reserves, and could cause stockholders to lose their entire investment.
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
Shareholder Securities Litigation
The Company and certain of its current and former officers and directors are defendants in a consolidated securities class action lawsuit pending in the United States District Court of the District of Arizona (the "Shareholder Securities Litigation"). On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the court appointed Nikola Investor Group II as Lead Plaintiff. On January 24, 2022, Lead Plaintiffs filed the Consolidated Amended Class Action Complaint which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company's business plan and prospects. On April 8, 2022, Defendants moved to dismiss the Consolidated Amended Class Action Complaint. On February 2, 2023, the court issued a ruling granting the Defendants' motions to dismiss, without prejudice. As a result, Plaintiffs' complaint was dismissed in its entirety, with leave to amend by April 3, 2023. On April 3, 2023, Plaintiffs filed the Second Consolidated Amended Class Action Complaint. Defendants filed their motions to dismiss the Second Consolidated Amended Class Action Complaint on May 15, 2023. On December 8, 2023, the court granted in part and denied in part Defendants' motion to dismiss. On January 26, 2024, the Company and certain former officers and directors answered the Second Consolidated Amended Class Action Complaint. On February 23, 2024, the parties exchanged initial disclosures. On May 17, 2024, Lead Plaintiffs moved for class certification. Briefing is scheduled to conclude on October 1, 2024.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On February 1, 2022, the court consolidated the Rhodes Action and the BeHage Rowe Action as In re Nikola Corporation Derivative Litigation, C.A. No. 2022-0023-KJSM (the "Consolidated Chancery Action"). The Consolidated Chancery Action was stayed through February 2, 2022 on a combination of joint stipulations and court orders. Plaintiffs then filed a second amended complaint on February 14, 2023 (the “Second Amended Complaint”). On March 10, 2022, Michelle Brown and Crisanto Gomes, purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned Brown v. Milton, et al. and Nikola Corp., C.A. No. 2022-0223-KSJM (the “Brown & Gomes Action”). The Brown & Gomes Action likewise alleges claims against certain of the Company’s current and former directors for purported breaches of fiduciary duty and unjust enrichment. On January 12, 2023, the parties entered into a stipulation consolidating the Brown & Gomes Action in the Consolidated Chancery Derivative Action. On May 3, 2023, each of the current and former director defendants moved to partially dismiss the Second Amended Complaint. Briefing concluded on August 25, 2023, and the court heard arguments on December 8, 2023. On April 9, 2024, the court issued an order, granting in part and denying in part the defendants’ motion to dismiss. Defendants’ deadline to answer the Complaint is August 9, 2024.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On September 6, 2023, Lomont filed a Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Lomont v. Milton, et al., C.A. No. 2023-0908-KSJM (the “Lomont Action”) against certain of the Company’s current and former directors, alleging claims against those defendants for purported breaches of fiduciary duty, unjust enrichment, and contribution and indemnification. The Lomont Action alleges that the Company constructively and wrongfully refused Lomont’s demand that the Company bring claims against officers and directors. On February 21, 2024, the court entered the parties’ stipulation staying the action for six months.
During the three months ended June 30, 2024, the Company recorded an accrual for loss contingency within accrued expenses and other current liabilities on the condensed consolidated balance sheets in the aggregate amount of $17.5 million, which represents the Company's preliminary expectations for settlement, as well as a $17.5 million receivable for loss recovery within prepaid expenses and other current assets on the condensed consolidated balance sheets for the anticipated insurance proceeds related to the expected settlement.
On February 21, 2024, a purported shareholder derivative action was filed in the United States District Court for the District of Delaware, captioned Roy v. Russell, et al., Case No. 1:24-cv-00230-UNA (the “Roy Action”), purportedly on behalf of the Company, against certain of the Company’s current and former officers and directors alleging violations of Section 14(a) of the Exchange Act, breach of fiduciary duty based on false statements; oversight, and insider trading; unjust enrichment; abuse of control; corporate waste; and gross mismanagement. On May 2, 2024, the court entered the parties' stipulation staying the action through the final resolution of the Tenneson Action, described below.
On April 23, 2024, the Company received a demand letter from a law firm representing a purported former stockholder of Romeo, Thomas Boisjolie, having received shares in the Company as part of the Company’s acquisition of Romeo. The demand letter alleges facts and claims against certain former officers and directors of Romeo and their alleged mismanagement of the Romeo business. The demand letter requested that the board of directors' demand review committee (i) undertake an independent internal investigation into the conduct as alleged in the demand letter; and (ii) commence a civil action against those members of the Romeo board and management for alleged fiduciary breaches and other alleged misconduct. In July 2024, the board of directors of the Company formed a demand review committee, consisting of independent directors Carla Tully, John Vesco and Jonathan Pertchik to review such demands and provide input to the Company and retained independent counsel.
Tenneson Action
On October 13, 2023, John Tenneson filed a purported securities class action in the United States District Court for the District of Arizona, captioned Tenneson v. Nikola et al., Case No. 2:23-cv-02131-DJH (the “Tenneson Action”). The Tenneson Action asserts claims against the Company and certain officers and directors asserts under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company’s safety and structural controls related to its manufacturing of battery components and the likelihood of a product recall. On April 25, 2024, the District of Arizona court appointed plaintiff Reyes as lead plaintiff. On May 24, 2024, lead plaintiff filed an amended complaint. On July 25, 2024, defendants moved to dismiss. Briefing is scheduled to conclude on August 19, 2024.
Plaintiff seeks an unspecified amount in damages, attorneys’ fees, and other relief. The Company intends to vigorously defend itself. The Company is unable to estimate the potential loss or range of loss, if any, associated with the Tenneson Action, which could be material.
Former Executive Chairman Actions

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On June 6, 2024, the Company's former Executive Chairman, Trevor Milton ("Milton"), commenced two actions against the Company and certain current and former officers and directors: a suit in the United States District Court for the District of Arizona, captioned Milton v. Nikola et al., Case No. 2:23-cv-01359-SPL, asserting claims Sections 10(b) and 20(a) of the Securities Exchange Act and for breach of fiduciary duty; and a suit in the Superior Court of Arizona, Maricopa County, captioned Milton v. Worthen, Case No. CV2024-014499, asserting claims for professional negligence directly and purportedly on behalf of the Company. On July 8, 2024, Milton amended both complaints to drop certain claims and defendants. On July 24, 2024, Milton voluntarily withdrew both actions in their entirety, with prejudice.
Lion Electric matter
On March 2, 2023, Lion Electric filed a complaint against the Company in Arizona federal district court alleging that the Company tortiously interfered with the Romeo Power, Inc. / Lion Electric business relationship and Lion’s business expectancy from the commercial relationship. The Company denies the allegations and intends to vigorously defend the matter. Based upon information presently known to management, as of June 30, 2024 and December 31, 2023, the Company recognized an estimated liability of $1.6 million in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Commitments and Contingencies
FCPM License
In the third quarter of 2021, the Company entered into a fuel cell power module ("FCPM") license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license will be due in installments ranging from 2022 to 2025. As of June 30, 2024 and December 31, 2023, the Company accrued $18.8 million and $13.8 million, respectively, in accrued expenses and other current liabilities, and zero and $5.5 million, respectively, in other long-term liabilities on the condensed consolidated balance sheets.
Inventory Repurchase Agreements
During the first quarter of 2023, the Company entered into an arrangement with a finance company to provide floor plan financing to its dealers (the "Floor Plan"), generally with terms of approximately 15 months. The Company receives payment from the finance company following shipment of trucks to the dealers, and the Company participates in the cost of dealer financing up to certain limits. In conjunction with the Floor Plan, the Company entered into an inventory repurchase agreement (the "Inventory Repurchase Agreement") with the finance company, whereby the Company has agreed to repurchase trucks re-possessed by the financing company in the event of a dealer default, at the financing company's option. As of June 30, 2024, the maximum potential cash payments the Company could be required to make under the terms of the Inventory Repurchase Agreement was $17.0 million. The Company's financial exposure under the Inventory Repurchase Agreement is limited to the difference between the amount paid to the financing company and the amount received upon subsequent resale of the re-possessed truck. As of June 30, 2024, the Company had not repurchased any trucks under the terms of the Inventory Repurchase Agreement, nor received any requests for repurchase.
BEV Recall Campaign
On August 11, 2023, the Company announced a voluntary recall of its BEV trucks and determined that replacement of the battery pack in all BEV trucks was the safest, most cost effective remedy. All BEV trucks were transported to the Company's manufacturing facility to be retrofit with alternative battery packs.
Amounts accrued for the recall campaign are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. As of June 30, 2024 and December 31, 2023, the Company accrued $62.9 million and $65.8 million, respectively, of which the Company incurred claims through such date of $22.0 million and $3.0 million, respectively, related to the recall campaign.
Leases executed not yet commenced and other commitments
During the three months ended June 30, 2024, the Company entered various long-term commitments primarily related to lease agreements for facilities and hydrogen fueling infrastructure which have not yet commenced. Undiscounted payments related to these obligations are $65.1 million. The terms of these arrangements range from two to five years.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(133,674)	$(140,010)	$(281,396)	$(285,261)
Net loss from discontinued operations	—	(77,818)	—	(101,661)
Net loss	$(133,674)	$(217,828)	$(281,396)	$(386,922)

Denominator:
Weighted average shares outstanding, basic and diluted	46,699,945	23,623,094	45,614,635	20,987,679

Net loss per share, basic and diluted:
Net loss from continuing operations	$(2.86)	$(5.93)	$(6.17)	$(13.59)
Net loss from discontinued operations	$—	$(3.29)	$—	$(4.85)
Net loss	$(2.86)	$(9.22)	$(6.17)	$(18.44)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Toggle Convertible Notes (on an as-converted basis)	743,875	3,108,744	743,875	3,108,744
8.25% Convertible Notes (on an as-converted basis)	74,370	—	74,370	—
Outstanding warrants	28,038	15,474	28,038	15,474
Stock options, including performance stock options	500,063	718,381	500,063	718,381
Restricted stock units, including Market Based RSUs	1,441,684	690,938	1,441,684	690,938
Total	2,788,030	4,533,537	2,788,030	4,533,537
13.SUBSEQUENT EVENTS
In July 2024, the Company issued an aggregate of 1,838,360 shares of common stock under the Equity Distribution Agreement for gross proceeds of $18.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements that are not historical facts. When used in this report, words such as “believe,” “may,” “will,” "shall," “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” "could," “plan,” “predict,” “potential,” "target," "goal," "strategy," “seem,” “seek,” “future,” “outlook,” and similar expressions are intended to identify forward looking statements. These are statements that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding our expectations regarding our business model and strategy; expected timing of completion of business milestones; the potential benefits from our hydrogen offtake, distribution and dispensing plans; expectations regarding our hydrogen supply and plans to secure adequate hydrogen supply; the expected performance and specifications of our vehicles, distribution and fueling solutions; expectations and market acceptance of our trucks and hydrogen fueling solutions; government incentives and expectations regarding customer demand related to such incentives; potential benefits of planned and actual collaborations with strategic partners; plans with respect to our potential leasing arrangements; plans with respect to our maintenance and service program; expectations regarding how long we expect to be able to fund our business without additional capital; expectations regarding cash uses and capital requirements; our ability to raise capital; expected uses of our common stock; beliefs regarding our competitive position; market opportunity; expectations and estimates regarding expense levels and costs; our beliefs regarding our ability to remediate our material weakness and the timing thereof; our critical judgements and estimates, and the sufficiency thereof; the expected scope, costs and timing related to the battery-electric truck recall, including the nature of the repairs, expected costs to repair the vehicles and timing of such expenses, and any potential offsets, timing of battery replacements, truck deliveries and sales; and supply chain challenges. These statements are based on various assumptions, whether or not identified in this report, and on the current expectations of management and are not predictions of actual performance. These assumptions include, but are not limited to: our financial and business performance; expected timing with respect to the production and attributes of our trucks; expectations regarding our hydrogen fuel solutions; timing of completion of production and other milestones; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the execution of definitive agreements with our strategic partners and the success of our planned collaborations; our future capital requirements, ability to raise capital in the future and sources and uses of cash; costs of capital; the ability to obtain parts and components on a timely basis and at the acceptable prices; the outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the execution, market acceptance and success of our business model; developments relating to our competitors and industry; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; our ability to obtain funding for our operations and planned operations; the impact of interest rates and inflation on our business; our business, expansion plans and opportunities; our ability to achieve cost reductions for our vehicles; end user demand for our trucks; assumptions regarding our recall campaign and warranty costs; the continued availability of government incentives; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report, as well as our ability to execute our business model, including demand for and market acceptance of our products and planned services; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceedings to which we are, or may become a party; our capital requirements; changes in estimates regarding our need for capital; our ability to raise capital and the terms thereof; our ability to service or repay our debt; our ability to compete; the success of our business collaborations; regulatory developments in the United States; the grant, receipt and continued availability of federal and state incentives; the effects of interest rates, inflation. supply chain issues and other economic, business, and/or competitive factors; the effects of competition on our business; risks related to the recall, including higher than expected costs, the discovery of additional problems, delays retrofitting the trucks and delivering such trucks to customers, supply chain and other issues that may create additional delays, order cancellations as a result of the recall, litigation, complaints and/or product liability claims, and reputational harm; the failure to convert LOIs or MOUs into binding orders; the cancellation of orders; the ability to raise sufficient capital to meet our requirements and fund our business; design and manufacturing changes and delays, including shortages in parts and materials and other supply challenges; risks related to the rollout of our hydrogen fueling infrastructure and the timing thereof; construction risks and delays; the availability of access to hydrogen refueling facilities; risks associated with manufacturing batteries and fuel cell power modules; variations in and characteristics of the hydrogen fueling location, including but not limited to fueling hardware and software protocol, fuel amount, and fueling conditions, any of which may affect refueling times; our history of operating losses; risks that estimates for reserves are insufficient; and general economic, financial, legal, regulatory, political and business conditions and changes in domestic and foreign markets. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Our global brand, HYLA, encompasses our energy products for procuring, distributing, and dispensing hydrogen to fuel our trucks. We expect to leverage multiple ownership structures where we either fully or partially own, or do not own, hydrogen production assets. In cases where we are able to source hydrogen supply, without ownership of hydrogen production assets, we have and expect to continue to enter into long-term supply contracts where our costs and surety of supply are well-defined.
We intend to continue to develop our business, which includes the following ongoing activities:
•    commercialize our heavy-duty trucks and other products;
•    expand and maintain manufacturing facilities and equipment;
•    invest in servicing our vehicles under warranty including recall campaigns, repairs and service parts;
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
The recall was initiated in response to investigations prompted by a battery pack thermal event. To minimize vehicle downtime and maximize end user safety and satisfaction, the battery packs in trucks owned by dealers and their retail customers are being retrofit with battery packs from an alternative supplier. Through June 30, 2024, we accrued recall campaign costs of $62.9 million for the BEV trucks that are expected to be returned to dealers and their customers once the recall is complete, of which $22.0 million has been incurred through June 30, 2024. The battery replacement commenced in late 2023, and retrofit trucks were returned to dealers or end users starting in the first quarter of 2024. The Company expects to complete the retrofit and return all dealer and end user trucks by the end of 2024.
All BEV truck inventory is classified as work in process inventory as of June 30, 2024 as we removed the existing battery packs and plan to retrofit the BEV inventory with alternative battery packs.
The following is a summary of the number of Tre BEV trucks produced and shipped during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Tre BEVs	2024	2023	2024	2023
Produced	—	33	—	96
Shipped	1	45	1	76
In 2023, we transitioned the manufacturing line to a mixed model production line and commenced shipments of the Tre FCEV in the fourth quarter of 2023. The following is a summary of the number of Tre FCEV trucks produced and shipped during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Tre FCEVs	2024	2023	2024	2023
Produced	77	N/A	120	N/A
Shipped	72	N/A	112	N/A
The hydrogen fuel cell vehicle market and hydrogen infrastructure are early stage markets. As a result, we have and may continue to experience production shortages as a result of new technology supply chain challenges. Additionally, we may experience delays in deliveries of FCEV trucks due to lack of hydrogen infrastructure or supply for end users.

Comparability of Financial Information
On June 30, 2023, we completed the Assignment of Romeo, which was previously consolidated in our financial statements from the date of acquisition, October 14, 2022. The operating results of Romeo are reported in discontinued operations for the three and six months ended June 30, 2023. Our results for the periods presented, as discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, include only results from continuing operations and exclude results related to our discontinued operation.
Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for more information.

Results of Continuing Operations
Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023
The following table sets forth our historical operating results from continuing operations for the periods indicated:

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$28,743	$12,006	$16,737	139%
Service and other	2,576	3,356	(780)	(23)%
Total revenues	31,319	15,362	15,957	104%
Cost of revenues:
Truck sales	78,994	40,203	38,791	96%
Service and other	7,051	2,790	4,261	153%
Total cost of revenues	86,045	42,993	43,052	100%
Gross loss	(54,726)	(27,631)	(27,095)	98%
Operating expenses:
Research and development	40,161	64,514	(24,353)	(38)%
Selling, general, and administrative	36,237	58,764	(22,527)	(38)%
Loss on supplier deposits	—	17,717	(17,717)	(100)%
Total operating expenses	76,398	140,995	(64,597)	(46)%
Loss from operations	(131,124)	(168,626)	37,502	(22)%
Other income (expense):
Interest expense, net	(3,941)	(8,749)	4,808	(55)%
Gain on divestiture of affiliate	—	70,849	(70,849)	(100)%
Loss on debt extinguishment	(1,529)	(20,362)	18,833	(92)%
Other income (expense), net	3,893	(5,505)	9,398	(171)%
Loss before income taxes and equity in net loss of affiliates	(132,701)	(132,393)	(308)	—%
Income tax expense	92	—	92	NM
Loss before equity in net loss of affiliates	(132,793)	(132,393)	(400)	—%
Equity in net loss of affiliates	(881)	(7,617)	6,736	(88)%
Net loss from continuing operations	$(133,674)	$(140,010)	$6,336	(5)%

Basic and diluted net loss per share (1):
Net loss from continuing operations	$(2.86)	$(5.93)	$3.07	(52)%

Weighted-average shares outstanding, basic and diluted(1)	46,699,945	23,623,094	23,076,851	98%
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.

Revenues
Truck sales
During the three months ended June 30, 2024, we derived revenue from 72 Tre FCEV shipments, compared to 45 Tre BEVs shipped during the three months ended June 30, 2023. Truck sales increased by $16.7 million, or 139%, from $12.0 million during the three months ended June 30, 2023 to $28.7 million during the three months ended June 30, 2024. The increase in revenue was related to the increase in sales volume along with the higher average selling price of FCEVs compared to BEVs.
Service and other
Service and other revenues include sales from delivered charging products to dealers and fleet customers, regulatory credit sales, hydrogen sales, and service parts and labor. Service and other revenues decreased by $0.8 million, or 23%, from $3.4 million during the three months ended June 30, 2023 to $2.6 million during the three months ended June 30, 2024, driven by a decline in charging product sales and service revenue due primarily to the BEV recall initiated in the third quarter of 2023, partially offset by $1.8 million for sales of regulatory credits and sales of hydrogen during the three months ended June 30, 2024. We did not have sales of hydrogen or regulatory credits during the three months ended June 30, 2023.
Cost of Revenues
Truck sales
Cost of revenues includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our manufacturing facility, freight and duty costs, reserves for estimated warranty expenses including recall campaigns, and inventory write-downs.
Cost of revenues related to truck sales increased by $38.8 million, or 96%, from $40.2 million during the three months ended June 30, 2023 to $79.0 million during the three months ended June 30, 2024. Cost of revenues increased due to the increase in volume of trucks sold, higher average costs to produce FCEVs compared to BEVs, $8.6 million higher warranty expense driven by volume and product mix, and an increase in inventory write-downs of $7.1 million.
Service and other
Cost of revenues relate primarily to direct materials, labor, outsourced manufacturing services and fulfillment costs for the sale of charging products, hydrogen, and service parts and labor.
Cost of revenues related to service and other revenue increased by $4.3 million, or 153%, from $2.8 million during the three months ended June 30, 2023 to $7.1 million during the three months ended June 30, 2024. The increase was primarily driven by a $3.2 million inventory reserve on charging products recognized during the three months ended June 30, 2024, and direct material and dispensing costs associated with hydrogen sales and direct material costs associated with charging product sales.
Research and Development
Research and development expenses consist primarily of costs incurred for the discovery and development of our vehicles, including personnel-related expenses, fees paid to third parties such as consultants and contractors for outside development and validation activities; expenses related to materials, supplies and third-party services, including prototype parts, tooling and non-recurring engineering; and depreciation for prototyping equipment and R&D facilities.
Research and development expenses decreased by $24.4 million, or 38%, from $64.5 million during the three months ended June 30, 2023 to $40.2 million during the three months ended June 30, 2024. The decrease was primarily due to lower spending on outside development, expensed components and tooling related to FCEV prototype builds of $13.4 million, a decrease in personnel costs of $8.3 million, a decrease in stock compensation of $4.0 million, and decreases in travel and freight of $1.4 million; partially offset by an increase of $1.1 million for depreciation and occupancy costs, and an increase of $1.8 million for other costs dedicated to research and development activities.

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
Selling, general, and administrative expenses decreased by $22.5 million, or 38%, from $58.8 million during the three months ended June 30, 2023 to $36.2 million during the three months ended June 30, 2024. The decrease was primarily due to a decrease in stock-based compensation of $13.4 million, a decrease in personnel expenses of $6.4 million, and a decrease in legal expenses of $3.5 million. Decreases were partially offset by an increase in other general corporate expenses.
Loss on Supplier Deposits
Loss on supplier deposits during the three months ended June 30, 2023 represents a loss on deposit for certain tooling and long-term supply agreements.
Interest Expense, net
Interest expense, net decreased by $4.8 million from $8.7 million during the three months ended June 30, 2023 to $3.9 million during the three months ended June 30, 2024. Interest expense, net decreased due to a reduction of interest expense on the Toggle Convertible Notes, Senior Convertible Notes and collateralized notes of $5.0 million, along with an increase of interest income earned on our cash, cash equivalents and restricted cash balances of $1.8 million. This was partially offset by additional interest expense on our financing obligations and finance leases of $2.0 million.
Gain on Divestiture of Affiliate
Gain on divestiture of affiliate was $70.8 million for the three months ended June 30, 2023, representing the consideration for the divestiture of Nikola Iveco Europe GmbH and related License Agreement, in excess of the basis of our investment as of the divestiture date.
Loss on Debt Extinguishment
Loss on debt extinguishment decreased by $18.8 million, or 92%, from $20.4 million during the three months ended June 30, 2023 to $1.5 million during the three months ended June 30, 2024. During the three months ended June 30, 2023, loss on debt extinguishment represented the loss on the exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million April 2023 Toggle Convertible Notes. During the three months ended June 30, 2024, the loss on debt extinguishment represents extinguishments of 8.25% Convertible Notes converted during the period.
Other Income (expense), net
Other income (expense), net increased by $9.4 million from $5.5 million net expense during the three months ended June 30, 2023 to $3.9 million net income during the three months ended June 30, 2024. The increase is primarily attributed to incremental gains on revaluations of financial instruments of $8.6 million, incremental gains on foreign currency exchange of $0.4 million, and other activity including an increase in government grant income.
Income Tax Expense
Income tax expense was immaterial for the three months ended June 30, 2024 and 2023. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates decreased by $6.7 million, from $7.6 million for the three months ended June 30, 2023 to $0.9 million for the three months ended June 30, 2024. The decrease was driven by the divestiture of Nikola Iveco Europe GmbH during the second quarter of 2023, partially offset by an increase in the equity in net loss of WVR.

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023
The following table sets forth our historical operating results for continuing operations for the periods indicated:

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
	(dollar amounts in thousands)
Revenues:
Truck sales	$36,161	$22,061	$14,100	64%
Service and other	2,655	3,978	(1,323)	(33)%
Total revenues	38,816	26,039	12,777	49%
Cost of revenues:
Truck sales	140,741	73,223	67,518	92%
Service and other	10,376	3,144	7,232	230%
Total cost of revenues	151,117	76,367	74,750	98%
Gross loss	(112,301)	(50,328)	(61,973)	123%
Operating expenses:
Research and development	79,658	126,320	(46,662)	(37)%
Selling, general, and administrative	84,528	101,461	(16,933)	(17)%
Loss on supplier deposits	—	17,717	(17,717)	(100)%
Total operating expenses	164,186	245,498	(81,312)	(33)%
Loss from operations	(276,487)	(295,826)	19,339	(7)%
Other income (expense):
Interest expense, net	(6,219)	(18,582)	12,363	(67)%
Gain on divestiture of affiliate	—	70,849	(70,849)	(100)%
Loss on debt extinguishment	(2,313)	(20,362)	18,049	(89)%
Other income (expense), net	4,753	(5,315)	10,068	(189)%
Loss before income taxes and equity in net loss of affiliates	(280,266)	(269,236)	(11,030)	4%
Income tax expense	92	—	92	NM
Loss before equity in net loss of affiliates	(280,358)	(269,236)	(11,122)	4%
Equity in net loss of affiliates	(1,038)	(16,025)	14,987	(94)%
Net loss from continuing operations	$(281,396)	$(285,261)	$3,865	(1)%

Basic and diluted net loss per share (1):
Net loss from continuing operations	$(6.17)	$(13.59)	$7.42	(55)%

Weighted-average shares outstanding, basic and diluted(1)	45,614,635	20,987,679	24,626,956	117%
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.

Revenues
Truck sales
During the six months ended June 30, 2024, we derived revenue from 112 Tre FCEV shipments, compared to 76 Tre BEVs shipped during the six months ended June 30, 2023. Trucks sales increased by $14.1 million, or 64%, from $22.1 million during the six months ended June 30, 2023 to $36.2 million during the six months ended June 30, 2024. The increase in revenue is attributed to the increase in sales volume and higher average selling price of FCEVs compared to BEVs. This was partially offset by an $8.0 million return reserve recognized during the six months ended June 30, 2024 related to a cancellation of a dealer agreement and an estimated reserve for future returns.
Service and other
Service and other revenues decreased by $1.3 million, or 33%, from $4.0 million during the six months ended June 30, 2023 to $2.7 million during the six months ended June 30, 2024. The decrease was driven by a decline in charging product sales and service revenue due primarily to the BEV recall initiated in the third quarter of 2023, partially offset by an increase of $1.8 million for sales of regulatory credits, and sales of hydrogen during the six months ended June 30, 2024. We did not have sales of hydrogen or regulatory credits during the six months ended June 30, 2023.
Cost of Revenues
Truck sales
Cost of revenues related to truck sales increased by $67.5 million, or 92%, from $73.2 million during the six months ended June 30, 2023 to $140.7 million during the six months ended June 30, 2024. Cost of revenues increased primarily due to the increase in volume of trucks sold during the six months ended June 30, 2024, higher costs related to production of FCEVs compared to BEVs, an increase in inventory write downs of $24.9 million, and higher warranty expense of $15.5 million from higher volume and product mix.
Service and other
Cost of revenues related to service and other revenue increased by $7.2 million, or 230%, from $3.1 million during the six months ended June 30, 2023 to $10.4 million during the six months ended June 30, 2024. The increase was primarily driven by a $3.2 million inventory reserve on charging products recognized during the six months ended June 30, 2024, and an increase in direct material and dispensing costs associated with hydrogen sales and direct material costs associated with charging product sales.
Research and Development
Research and development expenses decreased by $46.7 million, or 37%, from $126.3 million during the six months ended June 30, 2023 to $79.7 million during the six months ended June 30, 2024. This decrease was primarily due to decreased spending on outside development, tooling, and expensed components related to FCEV prototype builds of $28.5 million, a decrease in personnel costs of $10.9 million, a decrease in stock compensation of $10.1 million, and decreases in travel and freight of $2.6 million; partially offset by an increase of $2.8 million for depreciation and occupancy costs, and an increase of $2.9 million for other costs dedicated to research and development activities.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $16.9 million, or 17%, from $101.5 million during the six months ended June 30, 2023 to $84.5 million during the six months ended June 30, 2024. The decrease was driven by a reduction in stock based compensation of $22.5 million, a decrease in personnel expenses of $7.3 million, and a decrease in legal expenses of $3.1 million. These decreases were partially offset by fees related to an equipment purchase cancellation of $15.6 million.
Loss on Supplier Deposits
Loss on supplier deposits during the six months ended June 30, 2023 represents a loss on deposit for certain tooling and long-term supply agreements.

Interest Expense, net
Interest expense, net decreased by $12.4 million, or 67%, from $18.6 million during the six months ended June 30, 2023 to $6.2 million during the six months ended June 30, 2024. Interest expense, net decreased due to a reduction of interest expense on the Toggle Convertible Notes, Senior Convertible Notes and collateralized notes of $10.7 million, and an increase in interest income earned on our cash, cash equivalents and restricted cash and cash equivalents balances of $5.6 million. These were partially offset by an increase in interest on our financing obligation and finance leases of $3.9 million.
Gain on Divestiture of Affiliate
Gain on divestiture of affiliate was $70.8 million for the six months ended June 30, 2023, representing the consideration for the divestiture of Nikola Iveco Europe GmbH and related License Agreement, in excess of the basis of our investment as of the divestiture date.
Loss on Debt Extinguishment
Loss on debt extinguishment decreased by $18.0 million, or 89%, from $20.4 million during the six months ended June 30, 2023 to $2.3 million during the six months ended June 30, 2024. During the six months ended June 30, 2023, loss on debt extinguishment represented the loss on exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million April 2023 Toggle Convertible Notes. During the six months ended June 30, 2024, the loss on debt extinguishment represents extinguishments of 8.25% Convertible Notes converted during the period.
Other Income (expense), net
Other income (expense), net increased by $10.1 million from $5.3 million net expense during the six months ended June 30, 2023 to $4.8 million net income during the six months ended June 30, 2024. The increase is primarily related to incremental gains on revaluation of financial instruments of $7.6 million, and incremental gains from foreign currency exchange of $2.5 million.
Income Tax Expense
Income tax expense was immaterial for the six months ended June 30, 2024 and 2023. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates decreased by $15.0 million, from $16.0 million for the six months ended June 30, 2023 to $1.0 million for the six months ended June 30, 2024. The decrease was driven by the divestiture of Nikola Iveco Europe GmbH during the second quarter of 2023, partially offset by an increase in the equity in net loss of WVR.
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
The following table reconciles net loss from continuing operations to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss from continuing operations	$(133,674)	$(140,010)	$(281,396)	$(285,261)
Interest expense, net	3,941	8,749	6,219	18,582
Income tax expense	92	—	92	—
Depreciation and amortization	11,092	5,524	21,688	11,762
EBITDA	(118,549)	(125,737)	(253,397)	(254,917)
Stock-based compensation	7,950	25,709	16,736	50,257
Loss on supplier deposits	—	17,717	—	17,717
Gain on divestiture of affiliate	—	(70,849)	—	(70,849)
Loss on debt extinguishment	1,529	20,362	2,313	20,362
Loss on disposal of assets	470	—	3,158	—
Equipment purchase cancellation	—	—	15,613	—
Revaluation of financial instruments	(2,972)	5,633	(2,147)	5,434
Regulatory and legal matters (1)	2,176	2,097	4,297	3,240
Adjusted EBITDA	$(109,396)	$(125,068)	$(213,427)	$(228,756)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Net loss from continuing operations	$(133,674)	$(140,010)	$(281,396)	$(285,261)
Stock-based compensation	7,950	25,709	16,736	50,257
Loss on supplier deposits	—	17,717	—	17,717
Gain on divestiture of affiliate	—	(70,849)	—	(70,849)
Loss on debt extinguishment	1,529	20,362	2,313	20,362
Revaluation of financial instruments	(2,972)	5,633	(2,147)	5,434
Loss on disposal of assets	470	—	3,158	—
Equipment purchase cancellation	—	—	15,613	—
Regulatory and legal matters(1)	2,176	2,097	4,297	3,240
Non-GAAP net loss	$(124,521)	$(139,341)	$(241,426)	$(259,100)

Non-GAAP net loss per share, basic and diluted	$(2.67)	$(5.90)	$(5.29)	$(12.35)

Weighted average shares outstanding, basic and diluted	46,699,945	23,623,094	45,614,635	20,987,679
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Most comparable GAAP measure:
Net cash used in operating activities	$(134,553)	$(111,143)	$(250,156)	$(287,165)
Net cash used in investing activities	(13,724)	(5,010)	(8,784)	(55,527)
Net cash provided by financing activities	52,646	208,222	47,591	324,138

Non-GAAP measure:
Net cash used in operating activities	(134,553)	(111,143)	(250,156)	(287,165)
Purchases of property, plant and equipment	(13,724)	(37,202)	(30,182)	(87,719)
Adjusted free cash flow	$(148,277)	$(148,345)	$(280,338)	$(374,884)
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
If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some or all of our operations and development programs, which would materially harm our business, financial condition and results of operations. The result of our ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of these condensed consolidated financial statements. We estimate that our existing financial resources are only adequate to fund our forecasted operating costs and meet our obligations into, but not beyond, the fourth quarter of 2024.
Since inception, we financed our operations primarily from the sales of common stock, the business combination, redemption of warrants, and the issuance of debt. As of June 30, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $256.3 million.
During the second quarter of 2022, we completed a private placement of $200.0 million aggregate principal amount of the June 2022 Toggle Convertible Notes, which mature on May 31, 2026. Net proceeds from the issuance were $183.2 million. See Note 6, Debt and Finance Lease Liabilities, for additional details regarding conversions, interest and optional redemptions.
During the third quarter of 2022, we entered into an Equity Distribution Agreement with Citi, which was subsequently amended and restated during the third quarter of 2023, pursuant to which we can issue and sell shares of our common stock with an aggregate maximum offering price of $600.0 million. Through June 30, 2024, we sold an aggregate of 6,943,307 shares of common stock under the Equity Distribution Agreement, and received approximately $331.8 million in net proceeds from the Equity Distribution Agreement, after deduction of commissions to the sales agent and issuance fees. During the three and six months ended June 30, 2024, we sold 3,154,124 shares of common stock and received net proceeds of approximately

$50.9 million, after deduction of commissions to the sales agent and issuance fees. As of June 30, 2024, we had approximately $259.4 million remaining available under the Equity Distribution Agreement.
Short-Term Liquidity Requirements
As of June 30, 2024, our current assets were $430.1 million, consisting primarily of cash and cash equivalents of $256.3 million, inventory of $62.1 million and prepaid expenses and other current assets of $61.6 million, and our current liabilities were $281.3 million, primarily comprised of accrued expenses and accounts payable, which includes $81.0 million related to the SEC settlement and $47.8 million for warranty reserves related primarily to the BEV recall. For the three and six months ended June 30, 2024, we recognized net losses of $133.7 million and $281.4 million, respectively, and we experienced negative cash flow from operations of $250.2 million for the six months ended June 30, 2024.
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
•our available capital and ability to raise sufficient capital to finance our business; and
•other risks discussed in the section entitled "Risk Factors."

For at least the next twelve months, we expect our principal demand for funds will be for our ongoing activities described above. In addition to those activities, our short term liquidity will be utilized to fund the current portion of non-cancellable commitments including leases, debt obligations and purchase commitments. During the second quarter of 2024, we entered various commitments primarily related to lease agreements for facilities and hydrogen fueling infrastructure which have not yet commenced. Undiscounted payments related to these obligations are $65.1 million. See Note 11, Commitments and Contingencies, for additional details.
Other than those commitments described above, there have been no material changes to our short-term commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended. See Note 5, Leases, Note 8, Debt and Finance Lease Liabilities, and Purchase Commitments within Note 14, Commitments and Contingencies, of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for additional details.

As of June 30, 2024, we anticipate that our capital expenditures for the remainder of fiscal year 2024 will be approximately $60.0 million. Actual capital expenditures will also be dependent on availability of capital as well as third party lead times.
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
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the SEC. For the three and six months ended June 30, 2024, there have been no other material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
As of June 30, 2024, our long-term liquidity requirements include debt repayments, lease arrangements, and long-term purchase commitments. During the second quarter of 2024, we entered various commitments primarily related to lease agreements for facilities and hydrogen fueling infrastructure which have not yet commenced. Undiscounted payments related to these obligations are $65.1 million. See Note 11, Commitments and Contingencies, for additional details.
Other than those commitments described above, there have been no material changes to our long-term commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended. See Note 5, Leases, Note 8, Debt and Finance Lease Liabilities, and Purchase Commitments within Note 14, Commitments and Contingencies, of our Annual Reporting on Form 10-K for the year ended December 31, 2023, as amended, for additional details.

Summary of Cash Flows
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(250,156)	$(287,165)
Net cash used in investing activities	(8,784)	(55,527)
Net cash provided by financing activities	47,591	324,138
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
Net cash used in operating activities was $250.2 million for the six months ended June 30, 2024. The most significant component of our cash used during this period was net loss from continuing operations of $281.4 million, which included $37.6 million for inventory write downs, $21.7 million related to depreciation and amortization, non-cash expenses of $16.7 million related to stock-based compensation, $7.8 million non-cash interest expense, $3.2 million loss on disposal of assets, $2.3 million loss on debt extinguishment, $2.1 million non-cash net gains on revaluation of financial instruments, other non-cash charges of $4.7 million, and net cash outflows of $60.6 million from changes in operating assets and liabilities primarily driven by increases in inventory, accounts receivable, net and prepaid expenses and other current assets, partially offset by increases in other long-term liabilities, accounts payable and accrued expenses.
Net cash used in operating activities was $287.2 million for the six months ended June 30, 2023. The most significant component of our cash used during this period was a net loss from continuing operations of $285.3 million, which included a gain on divestiture of affiliate of $70.8 million, non-cash expenses of $50.3 million related to stock-based compensation, $20.4 million loss on debt extinguishment, $19.4 million non-cash interest expense, $17.7 million loss on supplier deposits, $16.0 million equity in net loss affiliates, other non-cash charges of $30.9 million and net cash outflows of $85.7 million from changes in operating assets and liabilities primarily driven by a decrease in accounts payable, accrued expenses and other current liabilities and an increase in prepaid expenses and other current assets.
Cash Flows from Investing Activities
Cash flows used in investing activities primarily relate to capital expenditures to support our growth, offset by proceeds from the sale of assets. Net cash used in investing activities is expected to continue as we maintain our truck manufacturing facility in Coolidge, Arizona, and develop our hydrogen infrastructure network.
Net cash used in investing activities was $8.8 million for the six months ended June 30, 2024, which was primarily due to $30.2 million in purchases of and deposits for capital equipment and investments in our hydrogen infrastructure, partially offset by proceeds of $21.4 million related to the sale of assets.
Net cash used in investing activities was $55.5 million for the six months ended June 30, 2023, which was primarily due to $87.7 million in purchases of and deposits for capital equipment, costs of expansion for our facilities, and investments in our hydrogen infrastructure and $2.8 million other investing outflows, partially offset by proceeds of $35.0 million related to the divestiture of Nikola Iveco Europe GmbH.
Cash Flows from Financing Activities
Net cash provided by financing activities was $47.6 million for the six months ended June 30, 2024, which was due to proceeds from the issuance of common stock under the Equity Distribution Agreement of $52.2 million, proceeds from the issuance of insurance premium financing of $4.6 million, partially offset by payments for coupon make whole premiums of $4.5 million, and other net finance outflows of $4.7 million.
Net cash provided by financing activities was $324.1 million for the six months ended June 30, 2023, which was due to proceeds from the Tumim Purchase Agreements of approximately $67.6 million, net proceeds from the Direct Offering of $63.8 million, proceeds from the issuance of common stock under the Equity Distribution Agreement of $61.6 million, proceeds from the issuance of additional Senior Convertible Notes of $52.1 million, proceeds from the issuance of financing obligations of $49.6 million, proceeds from the Public Offering of $32.2 million, partially offset by other finance charges of $2.7 million.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve valuation of our stock-based compensation for the fair value of market-based restricted stock units, derivative liabilities, assessments of impairment for long-lived assets, estimates related to our lease assumptions and revenue recognition, contingent liabilities, including litigation reserves, warranty reserves, including inputs and assumptions related to recall campaigns, and inventory valuation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and the results may be material.
There have been no substantial changes to these estimates, or the policies related to them during the three and six months ended June 30, 2024. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $256.3 million and $464.7 million, respectively. As of June 30, 2024 and December 31, 2023, we had a cash and cash equivalents balance of $33.8 million and $29.8 million, respectively, which consisted of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
For the three months ended June 30, 2024 and 2023, we recorded a gain of $0.1 million and a loss of $0.3 million, respectively, for foreign currency exchange adjustments. For the six months ended June 30, 2024 and 2023, we recorded a gain of $1.1 million and a loss of $1.4 million, respectively, for foreign currency exchange adjustments.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, including a material weakness related to our information technology general controls ("ITGC") that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended.
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
Changes in Internal Control over Financial Reporting
Other than the changes from our implementation of the remediation plans above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We incurred net losses of $966.3 million, $386.9 million and $281.4 million for the year ended December 31, 2023 and for the six months ended June 30, 2023 and 2024, respectively, and have an accumulated deficit of approximately $3.4 billion from the inception of Nikola Corporation, a Delaware corporation, prior to the merger with VectoIQ, or Legacy Nikola, through June 30, 2024. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to generate significant margin from our trucks, which may not happen. We have determined under our ASC 205-40 analysis, there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. We currently estimate that our existing financial resources are only adequate to fund our forecasted operating costs and meet our obligations into, but not beyond, the fourth quarter of 2024.
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
We intend to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the Equity Distribution Agreement. However, the ability to access the Equity Distribution Agreement is dependent on our common stock trading volumes, and the market price of our common stock which cannot be assured and as a result cannot be included as a source of liquidity for our ASC 205-40 analysis.
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
Our business is capital-intensive. We currently estimate that our existing financial resources are only adequate to fund our forecasted operating costs and meet our obligations into, but not beyond, the fourth quarter of 2024. As a result, we need to raise additional capital in the short- and long-term to operate our business, scale our manufacturing and roll out our hydrogen fueling solutions, among other activities. We have and may continue to raise additional funds through the issuance of equity, equity-linked or debt securities, strategic partnerships, licensing arrangements, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles, build hydrogen fueling solutions and undertake other business activities. We cannot be certain that additional funds will be available to us on a timely basis, in the amounts needed, on reasonable terms, or terms favorable to us, or at all. If we raise funds by issuing equity or equity-linked securities, dilution to our stockholders could result. Any equity or equity-linked securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations and may require us to pledge certain assets. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.
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
•concerns about the availability of hydrogen solutions, including those we have deployed and plan to develop and deploy, which could impede our present efforts to promote FCEV trucks as a desirable alternative to diesel trucks;
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
The recall was initiated following a battery pack thermal event that was preliminarily determined to be caused by a defect within components of the existing battery pack. In investigating the root causes of the thermal event, which is ongoing, it was discovered that additional process and design changes may be necessary and that cell-level issues may need to be addressed beyond the initially identified coolant manifold replacement. We determined that the battery packs in dealer and end user trucks at the time of the recall would be retrofit with battery packs from an alternative supplier. The battery replacement commenced in late 2023, and the first truck was returned to a customer in March 2024. The recalled trucks are expected to be returned to end users and dealers by the end of the year, pending supply chain or other issues, including the need for additional changes to the recalled trucks. There can be no guarantee as to when we will be able to repair the BEV trucks previously sold to our dealers, many of which they sold to their end-user customers, or our existing inventory of BEV trucks so that they may be sold or resume production of our BEV trucks. We accrued recall campaign costs of $62.9 million, of which $22.0 million has been incurred through June 30, 2024, for the BEV trucks that are expected to be returned to dealers and end users once the recall work is complete. If costs related to these events are higher than we expect, if it takes longer to repair and return the affected trucks, if the needed repairs are more extensive than we currently anticipate, or if we are unable to sell our existing inventory or resume production of our BEV trucks on a timely basis, our business, results of operations and financial condition may be adversely impacted.
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
Any disruption in the supply of battery cells, semiconductors, or integrated circuits, has disrupted the production of our BEV trucks and may in the future, temporarily disrupt production of our BEV or FCEV trucks. For example, we have historically relied on a limited number of suppliers of battery products. The manufacturing process of battery products is complex, highly technical and can be affected by supply chain disruptions and component shortages. Separately, in 2023, one of our battery suppliers reorganized under Chapter 11 of the United States Bankruptcy Code, and has since been acquired. We expect to continue sourcing battery products from this supplier. However, we are looking to source from alternative suppliers as well. Battery products are critical to our ability to manufacture and service our BEV and FCEV trucks in the quantities and on the timeframes we expect. If we cannot manufacture sufficient quantities of battery packs or source sufficient quantities from alternative manufacturers, we may experience delays in the manufacturing or servicing of our BEV and FCEV trucks. Our commercial production of FCEV trucks in 2023 was also affected by supply chain shortages, including shortages of hydrogen tanks, and these or other shortages have occurred and may occur in the future.
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
We may not be able to source the hydrogen needed to establish our planned hydrogen fueling solutions in sufficient volumes or at favorable prices, or at all, or sell hydrogen to customers at prices at or above our cost.
As a key component of our business model, we intend to establish a series of hydrogen fueling solutions. We expect that hydrogen fuel will be sourced by third-party providers and delivered to fueling solutions. We have established hydrogen supply strategic partnerships intended to provide us with low carbon hydrogen. To the extent we are unable to source hydrogen, unable to source hydrogen in sufficient volumes, or unable to obtain hydrogen at favorable prices, we may be unable to establish these fueling solutions and severely limit the usefulness of our trucks, or, if we are still able to establish these solutions, we may be forced to sell hydrogen at a loss in order to meet our commitments. Under our customer agreements that provide for the sale of hydrogen, we currently sell hydrogen at a price below our cost, which negatively impacts our profitability, and we expect this to continue into the foreseeable future as we endeavor to accelerate adoption of FCEV technologies. We believe that the provision of hydrogen fueling solutions will be a significant driver for purchases or leases of our trucks, and therefore, the failure to establish and roll out hydrogen fueling solutions in accordance with our expectations would materially and adversely affect our business.

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
We have incurred losses as a result of the Assignment. For example, we recognized a loss of $24.9 million which is recorded in loss from deconsolidation of discontinued operations in the consolidated statements of operations for the year ended

December 31, 2023. The carrying values of the assets and liabilities of Romeo were removed from the condensed consolidated balance sheets as of June 30, 2023. See Note 9, Deconsolidation of Subsidiary, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
We are currently subject to ongoing litigation related to, among other things, our acquisition of Romeo, and may in the future be subject to additional litigation related to Romeo. The Assignment does not have the effect of staying such litigation. Litigation and the time, cost and expenses associated with it could negatively impact our financial condition and results of operations.
We may not be able to consume minimum commitments under our “take or pay” agreements, which may have a material adverse impact on our business and prospects.
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
We outfit our trucks with in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems, many of which rely on services provided by third-party vendors. Our systems may be vulnerable to damage or interruption from, among others, fire, terrorist attacks, attacks by computer hackers or other cybersecurity risks, accidental software or hardware failures, natural disasters, power loss, telecommunications failures, computer viruses, computer denial-of-service attacks or other attempts to harm our systems. Our data centers could also be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems at our data centers could result in lengthy interruptions in our service. In addition, our trucks are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.

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
As of June 30, 2024, an aggregate of $144.2 million of convertible debt was outstanding, consisting of $130.3 million, $11.9 million, and $2.0 million in aggregate principal amount of our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes, respectively. As of December 31, 2023, $123.5 million, $11.5 million, and $21.6 million in aggregate principal amount of our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes, respectively, were outstanding. The terms of our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes allow us to issue additional June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes, respectively, in lieu of paying cash interest thereon.
Our ability to repay principal and interest at maturity, to pay interest on or to refinance our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes, 8.25% Convertible Notes or any future indebtedness we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. While, in lieu of paying cash interest on our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes, we may elect to pay interest in kind, that election will increase the aggregate principal amount of those notes and in the case of our June 2022 Toggle Convertible Notes, could result in a further dilutive issuance of shares of our common stock if such notes are converted. Our business has not and may not in the future generate cash flow from operations sufficient to service our debt and make necessary capital expenditures, or repay our outstanding indebtedness. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
On January 19, 2024, we received a subsequent notice from Nasdaq that we did not meet the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days within 180 days of the notice date, or by July 17, 2024, which may be extended if certain conditions are met. In connection with our failure to satisfy the Minimum Bid Price Requirement, we effected a one-for-thirty (1-for-30) reverse stock split (the "Reverse Stock Split") of our issued shares of common stock, and our common stock began trading on a reverse stock split-adjusted basis on June 25, 2024. On July 10, 2024, we received notification from Nasdaq that we had regained compliance with the Minimum Bid Price Requirement and, as a result, the matter of our noncompliance with the Minimum Bid Price Requirement had been closed.
Although the Reverse Stock Split increased the market price of our common stock to above $1.00, allowing us to regain compliance with the Minimum Bid Price Requirement, we cannot guarantee that the Reverse Stock Split will result in the trading price of our common stock remaining above the Minimum Bid Price Requirement, or that the Reverse Stock Split will result in a long-term increase in the market price of our common stock, which would be dependent on many factors, including general economic, market and industry conditions, our business and other factors.
If we are unable to maintain compliance with the Minimum Bid Price Requirement, or if we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. Delisting would have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, end users, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations. In addition, delisting would constitute a fundamental change under the indentures that govern our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes which could result in our being required to repurchase such notes. See "Risks Related to Our Convertible Indebtedness - We may not have the ability to raise the funds necessary to settle conversions of convertible notes in cash or to repurchase the notes upon a fundamental change or change in control transaction, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes."
Material impairment of goodwill or other long-lived assets may adversely impact our results of operations.
If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could adversely impact the assumptions and estimates used in calculating the fair value of goodwill or recoverability of intangible and fixed assets. To the extent any future impairment occurs, the carrying value of the affected assets will be written down to an implied fair value and an impairment charge will be made on our condensed consolidated statements of operations. Such an impairment charge could materially and adversely affect our operating results.
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

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended June 30, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1		Second Amended and Restated Certificate of Incorporation of Nikola Corporation, as amended.
3.2		Amended and Restated Bylaws (as amended as of February 5, 2024) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2024).
10.1
Second Amended and Restated Equity Distribution Agreement by and between Nikola Corporation and Citigroup Global Markets Inc., as sales agent, dated May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2024).

10.2	#	Nikola Corporation 2020 Stock Incentive Plan, as amended on April 24, 2024.
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance.
101.SCH		Inline XBRL Extension Calculation Linkbase.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (formatted as Inline XBRL).
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
Date: August 9, 2024