Form 10-Q
period 2024-09-30
Nikola Corp
filed 2024-10-31
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of October 28, 2024, there were 60,867,055 shares of the registrant’s common stock outstanding.

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
•We have a history of losses, expect to incur significant expenses and continuing losses for the foreseeable future, and there is substantial doubt about our ability to continue as a going concern.
•We need to raise additional capital to continue as a going concern, which capital may not be available to us when we need it. If we cannot raise additional capital when needed, our operations and prospects will be negatively affected.
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
•Our success is dependent upon the trucking market's willingness to adopt hydrogen-electric ("FCEV") trucks and battery-electric ("BEV") trucks.
•Material impairment of indefinite or long-lived assets may adversely impact our results of operations.
•The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.
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
•We may experience significant delays in the design, validation, and manufacture of our trucks, which could harm our business and prospects.
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
•We may not have sufficient cash flow from our business to pay our substantial debt, and we may not be able to refinance or restructure our debt.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NIKOLA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$198,301	$464,715
Restricted cash and cash equivalents	3,374	1,224
Accounts receivable, net	51,773	17,974
Inventory	76,076	62,588
Prepaid expenses and other current assets	61,996	25,911
Total current assets	391,520	572,412
Restricted cash and cash equivalents	16,086	28,026
Long-term deposits	17,256	14,954
Property, plant and equipment, net	490,244	503,416
Intangible assets, net	52,130	85,860
Investment in affiliate	56,197	57,062
Goodwill	—	5,238
Other assets	12,610	7,889
Total assets	$1,036,043	$1,274,857
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$57,161	$44,133
Accrued expenses and other current liabilities	205,508	207,022
Debt and finance lease liabilities, current (including $63.2 million and $0 measured at fair value, respectively)	73,111	8,950
Total current liabilities	335,780	260,105
Long-term debt and finance lease liabilities, net of current portion	270,018	269,279
Operating lease liabilities	6,806	4,765
Other long-term liabilities	44,193	21,534
Total liabilities	656,797	555,683
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 1,600,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively, 55,283,396 and 44,336,100 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively(1)	6	4
Additional paid-in capital	3,931,702	3,790,401
Accumulated deficit	(3,552,246)	(3,071,069)
Accumulated other comprehensive loss	(216)	(162)
Total stockholders' equity	379,246	719,174
Total liabilities and stockholders' equity	$1,036,043	$1,274,857
(1) Shares issued and outstanding have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Truck sales	$24,847	$(2,368)	$61,008	$19,693
Service and other	334	636	2,989	4,614
Total revenues	25,181	(1,732)	63,997	24,307
Cost of revenues:
Truck sales	82,205	122,679	222,946	195,902
Service and other	4,919	1,092	15,295	4,236
Total cost of revenues	87,124	123,771	238,241	200,138
Gross loss	(61,943)	(125,503)	(174,244)	(175,831)
Operating expenses:
Research and development	41,800	41,966	121,458	168,286
Selling, general, and administrative	41,629	57,982	126,157	159,443
Impairment expense	33,419	—	33,419	—
Loss on supplier deposits	—	716	—	18,433
Total operating expenses	116,848	100,664	281,034	346,162
Loss from operations	(178,791)	(226,167)	(455,278)	(521,993)
Other income (expense):
Interest expense, net	(10,875)	(52,680)	(17,094)	(71,262)
Gain on divestiture of affiliate	—	—	—	70,849
Loss on debt extinguishment	(871)	—	(3,184)	(20,362)
Other expense, net	(9,417)	(146,654)	(4,664)	(151,969)
Loss before income taxes and equity in net profit (loss) of affiliates	(199,954)	(425,501)	(480,220)	(694,737)
Income tax expense	—	1	92	1
Loss before equity in net profit (loss) of affiliates	(199,954)	(425,502)	(480,312)	(694,738)
Equity in net profit (loss) of affiliates	173	(262)	(865)	(16,287)
Net loss from continuing operations	(199,781)	(425,764)	(481,177)	(711,025)
Discontinued operations:
Loss from discontinued operations	—	—	—	(76,726)
Loss from deconsolidation of discontinued operations	—	—	—	(24,935)
Net loss from discontinued operations	—	—	—	(101,661)
Net loss	$(199,781)	$(425,764)	$(481,177)	$(812,686)

Basic and diluted net loss per share (1):
Net loss from continuing operations	$(3.89)	$(14.90)	$(10.12)	$(30.20)
Net loss from discontinued operations	$—	$—	$—	$(4.32)
Net loss	$(3.89)	$(14.90)	$(10.12)	$(34.52)

Weighted-average shares outstanding, basic and diluted(1)	51,388,962	28,573,800	47,553,460	23,544,174
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(199,781)	$(425,764)	$(481,177)	$(812,686)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(195)	145	(54)	1,629
Comprehensive loss	$(199,976)	$(425,619)	$(481,231)	$(811,057)
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2024	48,473,984	$5	$3,876,034	$(3,352,465)	$(21)	$523,553
Issuance of shares for RSU awards	94,722	—	—	—	—	—
Common stock issued for conversions of 8.25% Convertible Notes	9,257	—	75	—	—	75
Common stock issued for conversions of Senior Convertible Notes	4,600,695	1	26,185	—	—	26,186
Common stock issued under Equity Distribution Agreement, net	2,104,738	—	20,807	—	—	20,807
Stock-based compensation	—	—	8,601	—	—	8,601
Net loss	—	—	—	(199,781)	—	(199,781)
Other comprehensive loss	—	—	—	—	(195)	(195)
Balance as of September 30, 2024	55,283,396	$6	$3,931,702	$(3,552,246)	$(216)	$379,246

	Nine Months Ended September 30, 2024
	Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	44,336,100	$4	$3,790,401	$(3,071,069)	$(162)	$719,174
Issuance of shares for RSU awards	354,408	—	—	—	—	—
Common stock issued for conversions of 8.25% Convertible Notes	733,331	—	18,112	—	—	18,112
Common stock issued for conversions of Senior Convertible Notes	4,600,695	1	26,185	—	—	26,186
Common stock issued under Equity Distribution Agreement, net	5,258,862	1	71,667	—	—	71,668
Stock-based compensation	—	—	25,337	—	—	25,337
Net loss	—	—	—	(481,177)	—	(481,177)
Other comprehensive loss	—	—	—	—	(54)	(54)
Balance as of September 30, 2024	55,283,396	$6	$3,931,702	$(3,552,246)	$(216)	$379,246
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended September 30, 2023
	Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2023	25,643,344	$3	$2,944,578	$(2,421,772)	$(93)	$522,716
Exercise of stock options	198,909	—	6,353	—	—	6,353
Issuance of shares for RSU awards	104,770	—	—	—	—	—
Common stock issued under Equity Distribution Agreement, net	922,096	—	53,139	—	—	53,139
Issuance of common stock upon conversion of Senior Convertible Notes	4,470,054	—	139,250	—	—	139,250
Common stock issued for conversion of April 2023 Toggle Convertible Notes	2,415,293	—	115,152	—	—	115,152
Common stock received for contingent stock consideration	(686,667)	—	(2)	(69,937)	—	(69,939)
Reclassification of conversion features embedded in Toggle Convertible Notes to equity	—	—	241,851	—	—	241,851
Reclassification of share-based payment awards from liability to equity	—	—	20,992	—	—	20,992
Reclassification of share-based payment awards from equity to liability	—	—	(8,395)	—	—	(8,395)
Stock-based compensation	—	—	8,068	—	—	8,068
Net loss	—	—	—	(425,764)	—	(425,764)
Other comprehensive income	—	—	—	—	145	145
Balance as of September 30, 2023	33,067,799	$3	$3,520,986	$(2,917,473)	$52	$603,568
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to the condensed consolidated financial statements.

	Nine Months Ended September 30, 2023
	Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	17,097,850	$2	$2,562,904	$(2,034,850)	$(1,577)	$526,479
Exercise of stock options	224,121	—	7,155	—	—	7,155
Issuance of shares for RSU awards	363,858	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	1,073,726	—	67,587	—	—	67,587
Common stock issued under Equity Distribution Agreement, net	2,223,015	—	115,593	—	—	115,593
Issuance of common stock upon conversion of Senior Convertible Notes	7,380,412	—	246,431	—	—	246,431
Common stock issued in public offering	997,024	—	32,244	—	—	32,244
Common stock issued in registered direct offering	1,979,167	1	63,155	—	—	63,156
Common stock issued for conversion of April 2023 Toggle Convertible Notes	2,415,293		115,152	—	—	115,152
Common stock received for contingent stock consideration	(686,667)	—	(2)	(69,937)	—	(69,939)
Reclassification of conversion features embedded in Toggle Convertible Notes to equity	—	—	241,851	—	—	241,851
Reclassification of share-based payment awards from liability to equity	—	—	20,992	—	—	20,992
Reclassification of share-based payment awards from equity to liability	—	—	(10,401)	—	—	(10,401)
Stock-based compensation	—	—	58,325	—	—	58,325
Net loss	—	—	—	(812,686)	—	(812,686)
Other comprehensive income	—	—	—	—	1,629	1,629
Balance as of September 30, 2023	33,067,799	$3	$3,520,986	$(2,917,473)	$52	$603,568
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to the condensed consolidated financial statements.

NIKOLA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(481,177)	$(812,686)
Less: Loss from discontinued operations	—	(101,661)
Loss from continuing operations	(481,177)	(711,025)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	33,408	28,758
Stock-based compensation	25,337	68,916
Equity in net loss of affiliates	865	16,287
Revaluation of financial instruments	6,284	195,132
Revaluation of contingent stock consideration	—	(43,981)
Inventory write-downs	56,587	64,500
Non-cash interest expense	11,906	72,846
Loss on supplier deposits	—	18,433
Gain on divestiture of affiliate	—	(70,849)
Loss on debt extinguishment	3,184	20,362
Loss on disposal of assets	2,921	—
Impairment expense	33,419	—
Other non-cash activity	5,674	3,888
Changes in operating assets and liabilities:
Accounts receivable, net	(33,799)	20,932
Inventory	(71,085)	(9,983)
Prepaid expenses and other current assets	(14,017)	(48,332)
Other assets	(1,595)	(2,384)
Accounts payable, accrued expenses and other current liabilities	(3,478)	(1,672)
Long-term deposits	(262)	(1,377)
Operating lease liabilities	(2,769)	(1,191)
Other long-term liabilities	29,064	2,316
Net cash used in operating activities	(399,533)	(378,424)
Cash flows from investing activities
Purchases and deposits of property, plant and equipment	(43,740)	(108,409)
Proceeds from the sale of assets	21,398	20,742
Divestiture of affiliate	—	35,000
Payments to Assignee	—	(2,725)
Investments in affiliate	—	(250)
Net cash used in investing activities	(22,342)	(55,642)
See accompanying notes to the condensed consolidated financial statements.

Cash flows from financing activities
Proceeds from the exercise of stock options	—	7,393
Proceeds from issuance of shares under the Tumim Purchase Agreements	—	67,587
Proceeds from registered direct offering, net of underwriter's discount	—	63,456
Proceeds from public offering, net of underwriter's discount	—	32,244
Proceeds from issuance of common stock under Equity Distribution Agreement, net of commissions and other fees paid	73,464	115,027
Proceeds from issuance of convertible notes	80,000	217,075
Proceeds from issuance of financing obligation, net of issuance costs	—	53,548
Proceeds from insurance premium financing	4,598	5,223
Repayment of debt and promissory notes	(522)	(45,287)
Payment for Coupon Make-Whole Premium	(4,579)	—
Payments on insurance premium financing	(3,661)	(3,550)
Payments on finance lease liabilities and financing obligations	(3,549)	(459)
Payments for issuance costs	(80)	—
Net cash provided by financing activities	145,671	512,257
Net increase (decrease) in cash and cash equivalents, including restricted cash and cash equivalents	(276,204)	78,191
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	493,965	313,909
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$217,761	$392,100

Cash flows from discontinued operations:
Operating activities	$—	$(4,964)
Investing activities	—	(1,804)
Financing activities	—	(572)
Net cash used in discontinued operations	$—	$(7,340)

Supplementary cash flow disclosures:
Cash paid for interest	$13,859	$5,561
Cash interest received	$12,141	$7,153
Supplementary disclosures for noncash investing and financing activities:
Conversion of Senior Convertible Notes into common stock	$26,186	$246,431
Conversion of 8.25% Convertible Notes	$18,112	$—
Purchases of property, plant and equipment included in liabilities	$12,311	$13,551
PIK interest	$11,135	$16,263
Leased assets obtained in exchange for new finance lease liabilities	$4,407	$10,982
Accrued commissions under Equity Distribution Agreement	$1,844	$1,114
Reclassification of conversion features embedded in Toggle Convertible Notes to equity	$—	$241,851
Conversion of April 2023 Toggle Convertible Notes	$—	$115,152
Accrued issuance costs	$—	$300
Contingent stock consideration for divestiture of affiliate	$—	$25,956
Embedded derivative liability bifurcated from April 2023 Toggle Convertible Notes	$—	$21,180
Reclassification from liability to equity for certain share-based awards	$—	$20,992
Reclassification from equity to liability for certain share-based awards	$—	$10,401
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
The Company intends to employ various strategies to obtain the required funding for future operations such as continuing to access capital through the amended and restated equity distribution agreement with Citigroup Global Markets Inc. ("Citi"), as sales agent. See Note 7, Capital Structure. However, the ability to access the amended and restated equity distribution agreement is dependent on the market price of the Company's common stock and trading volumes, which cannot be assured, and as a result cannot be included as a source of liquidity for the Company’s ASC 205-40 analysis.
If capital is not available to the Company when, and in the amounts needed, the Company would be required to delay, scale back, or abandon some or all of its development programs and operations, which could materially harm the Company’s business, financial condition and results of operations. The result of the Company’s ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these condensed consolidated financial statements. In addition, the amount of capital available under the equity distribution agreement is not sufficient to meet the Company's capital requirements.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less, including money market funds, to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had $198.3 million and $464.7 million of cash and cash equivalents, respectively. Cash equivalents and restricted cash equivalents included $27.8 million and $29.8 million of highly liquid investments as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Company had $19.5 million and $29.3 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and consists of securitization of the Company's letters of credit. See Note 6, Debt and Finance Lease Liabilities, for additional details.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the condensed consolidated statements of cash flows are as follows:

	As of
	September 30, 2024	December 31, 2023	September 30, 2023
Cash and cash equivalents	$198,301	$464,715	$362,850
Restricted cash and cash equivalents – current	3,374	1,224	1,224
Restricted cash and cash equivalents – non-current	16,086	28,026	28,026
Cash, cash equivalents and restricted cash and cash equivalents	$217,761	$493,965	$392,100

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(b)Fair Value of Financial Instruments
The carrying value and fair value of the Company’s financial instruments are as follows:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$27,825	$—	$—	$27,825

Liabilities
Senior Convertible Notes	—	—	63,158	63,158

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents – money market	$29,839	$—	$—	$29,839

Liabilities
Derivative liability	$—	$—	$8,871	$8,871
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
The April 2023 Toggle Convertible Notes Indenture and June 2023 Toggle Convertible Notes Indenture, among other things, limited conversion of the notes in certain instances until the earlier to occur of (x) an increase in the number of authorized shares in an amount sufficient to, among other things, allow for the issuance of common stock underlying the notes and (y) October 11, 2023, and provided that the Company would elect to settle conversions of the notes in cash until such increase in the number of authorized shares occurred, and the Company obtained the stockholder approval contemplated by Rule 5635 of the Nasdaq listing rules ("Nasdaq Rule 5635").
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
During the third quarter of 2023, and commensurate with stockholder approval to increase the number of authorized shares on August 3, 2023, the Company reassessed the conversion features bifurcated from the April 2023 Toggle Convertible Notes and June 2023 Toggle Convertible Notes. As of August 3, 2023, the conversion features met all equity classification criteria, and as a result, the derivative liabilities were remeasured as of August 3, 2023, and reclassified from accrued expenses and other current liabilities to additional paid-in capital on the condensed consolidated balance sheets. Changes in the fair value

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of the derivative liabilities are recorded within other expense, net on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the change in fair value of the derivative liability was as follows:

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
The fair value of the conversion features was estimated by applying a with-and-without approach to a binomial lattice model. The following reflects the inputs and assumptions used:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Stock price	$102.00	$32.70 - $102.00
Conversion price	$43.68 - $44.48	$43.68 - $44.48
Risk free rate	4.58%	3.76% - 4.58%
Equity volatility	47.5%	47.5% - 60%
Expected dividend yield	—%	—%
Credit spread	14.9%	14.9% - 20.1%
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
The conversion features embedded in the 8.25% Convertible Notes met the criteria to be separated from the host contract and recognized separately at fair value. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized in other expense, net on the condensed consolidated statements of operations. As of the issuance of the 8.25% Convertible Notes, the Company recognized $47.3 million for the embedded conversion features as a derivative liability within accrued expenses and other current liabilities on the condensed consolidated balance sheets. The change in fair value of the derivative liability for the nine months ended September 30, 2024 was as follows:

Nine Months Ended
September 30, 2024
Estimated fair value - beginning of period	$8,871
Change in estimated fair value	(2,184)
Settlement of derivative liability for conversions	(6,687)
Estimated fair value - end of period	$—
The fair value of the derivative liability was immaterial during the three months ended September 30, 2024.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value of the conversion features was estimated by applying a with-and-without approach. The following reflects the ranges of inputs and assumptions used:

Nine Months Ended
September 30, 2024
Stock price	$7.40 - $31.20
Conversion price	$27.00
Risk free rate	4.10% - 5.47%
Credit spread	14.08% - 15.18%
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
As of August 3, 2023, the share-based payment awards classified as liabilities no longer required cash settlement upon distribution or exercise. The Company reclassified the share-based payment awards into additional paid in capital on the Company's condensed consolidated balance sheets at their fair value. Changes in the fair value of liability classified awards during the three and nine months ended September 30, 2023, were as follows:

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
The Company estimates a reserve for returns based on average historical returns, including in the event of dealer agreement terminations. Management believes that the estimate is an accurate reflection of expected returns, but actual return activity may vary from estimates. Accrued returns were approximately $4.4 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively, and are generally reflected in accrued expenses and other current liabilities on the condensed consolidated balance sheets. If the reserve applies to trucks that have an outstanding accounts receivable balance, the reserve is reflected as a reduction of accounts receivable, net.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the third quarter of 2023, the Company filed a voluntary recall with the National Highway Traffic Safety Administration for the Company's BEV trucks, related to issues with the existing battery pack. The Company accrued recall campaign costs of $56.7 million, of which $34.9 million has been incurred through September 30, 2024. The Company placed a temporary hold on new BEV truck shipments until its BEV truck inventory has been retrofit with alternative battery packs. See Note 11, Commitments and Contingencies, for additional information.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The change in warranty liability for the three and nine months ended September 30, 2024 and 2023 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accrued warranty - beginning of period	$77,266	$11,057	$78,946	$7,788
Warranties issued in period - product warranty	19,274	172	44,353	4,245
Warranties issued in period - recall campaign	—	61,848	—	61,848
Net changes in liability for pre-existing warranties	(4,936)	(1,084)	(10,658)	(1,304)
Warranty costs incurred	(14,472)	(1,665)	(35,509)	(2,249)
Accrued warranty - end of period	$77,132	$70,328	$77,132	$70,328
As of September 30, 2024, warranty accrual of $34.1 million was recorded in accrued expenses and other current liabilities and $43.0 million in other long-term liabilities on the condensed consolidated balance sheets. As of December 31, 2023, warranty accrual of $65.7 million was recorded in accrued expenses and other current liabilities and $13.2 million in other long-term liabilities on the condensed consolidated balance sheets.
(e)Segment Information
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
(f)Goodwill
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of the goodwill impairment test, which is performed annually on December 31. During the three months ended September 30, 2024, the Company experienced a sustained decline in stock price and in the Company's market capitalization which represents a qualitative factor indicating the carrying value of reporting unit may not be recoverable, and thus required further impairment review pursuant to ASC 350, Goodwill and Other.
The Company performed an interim impairment review as of September 30, 2024, which indicated that the carrying value of the Company's single reporting unit was in excess of the fair value of the reporting unit. Accordingly, the Company recognized goodwill impairment of $5.2 million during the three and nine months ended September 30, 2024 within impairment expense on the condensed consolidated statement of operations, representing the difference between the carrying value and the fair value of the reporting unit, limited by the carrying amount of goodwill on the Company's condensed consolidated balance sheets. See Note 4, Goodwill and Intangible Assets, Net.
(g)Intangible Assets with Indefinite Useful Lives
The Company is required to test its intangible assets with indefinite lives for impairment annually using the guidance for indefinite-lived intangible assets in ASC 350. The Company's evaluation consists of first assessing qualitative factors to

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
determine if impairment of the asset is more likely than not. If it is more likely than not that the asset is impaired, the Company determines the fair value of the asset and records an impairment charge if the carrying amount exceeds the fair value.
During the third quarter of 2024, the sustained decline in the Company's stock price and market capitalization indicated that the carrying value of the Company's indefinite lived intangible asset was more likely than not impaired. With the assistance of a third party valuation firm, the Company determined a fair value for the indefinite lived intangible asset as of September 30, 2024, by assessing if the terms of the applicable license agreement are at market. A relief from royalty valuation approach was utilized in assessing if the implied royalty rate was deemed to be at market. The relief from royalty approach is based on the assumption that, in lieu of ownership, an entity would be willing to pay a royalty in order to benefit from the use of the asset. The relief from royalty approach involves two steps: (1) estimation of a reasonable royalty rate for the asset and (2) the application of the royalty rate to a forecasted net revenue stream and discounting the resulting cash flows to determine a present value. The Company multiplied the selected royalty rate by the forecasted net revenue to calculate the cost savings (relief from royalty payment) associated with the asset.
During the three and nine months ended September 30, 2024 the Company recognized an impairment loss within impairment expense on the condensed consolidated statement of operations for $28.2 million representing the difference between the carrying value and the fair value of the Company's indefinite lived intangible asset. See Note 4, Goodwill and Intangible Assets, Net.
(h)Long-Lived Assets and Finite Lived Intangibles
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
During the third quarter of 2024, the sustained decline in the Company's stock price and market capitalization indicated that the Company's long-lived assets and finite lived intangibles may be more likely than not impaired, thus requiring a recoverability assessment under ASC 360-10, Impairment of long-lived assets to be held and used. As of September 30, 2024, the Company performed the recoverability test as described above and concluded that all asset groups were deemed recoverable and thus no impairment was recognized during the three and nine months ended September 30, 2024.
(i)Recent Accounting Pronouncements
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3.BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at September 30, 2024 and December 31, 2023, respectively:

	As of
	September 30, 2024	December 31, 2023
Raw materials	$35,112	$32,889
Work in process	28,078	15,486
Finished goods	4,695	8,206
Service parts	8,191	6,007
Total inventory	$76,076	$62,588
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
During the third quarter of 2023, the Company wrote down $45.7 million of BEV inventory related to the existing battery packs, cells and other BEV components which were deemed excess or obsolete due to the Company's voluntary recall.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2024 and December 31, 2023, respectively:

	As of
	September 30, 2024	December 31, 2023
Insurance receivables	$17,500	$—
Inventory deposits	16,939	4,843
Non-trade receivables	8,039	4,895
Prepaid expenses	5,715	7,573
Holdback receivable	4,869	3,655
Prepaid insurance premiums	3,890	2,148
Other current assets	2,893	1,154
Other deposits	2,151	1,643
Total prepaid expenses and other current assets	$61,996	$25,911

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Buildings	$240,861	$239,918
Construction-in-progress	105,718	135,994
Equipment	83,482	67,657
Tooling	62,114	39,389
Finance lease assets	41,072	37,504
Software	8,689	8,649
Land	7,957	7,957
Other	6,871	6,409
Leasehold improvements	3,115	3,100
Demo vehicles	1,798	788
Property, plant and equipment, gross	561,677	547,365
Less: accumulated depreciation and amortization	(71,433)	(43,949)
Total property, plant and equipment, net	$490,244	$503,416
Construction-in-progress on the Company's condensed consolidated balance sheets as of September 30, 2024 relates primarily to the development of hydrogen infrastructure.
During the first quarter of 2024, the Company changed its accounting estimate for the expected useful life of tooling. The Company determined that straight-line depreciation with an estimated useful life of 5 years was more representative of the estimated economic lives of those assets than the consumption method. This change in estimate was applied prospectively effective for the first quarter of 2024 and resulted in an increase in depreciation expense of $2.9 million and $8.5 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2024, the change in estimate resulted in an increase in net loss per share of $0.06 and $0.18, respectively.
Depreciation expense for the three months ended September 30, 2024 and 2023 was $9.9 million and $15.1 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $27.8 million and $23.9 million, respectively.
In July 2023, the Company executed a membership interest and asset purchase agreement (the "FFI Purchase Agreement") with FFI Phoenix Hub Holdings, LLC, a wholly-owned subsidiary of Fortescue Future Industries ("FFI"). Pursuant to the terms of the FFI Purchase Agreement, FFI Phoenix Hub Holdings, LLC, acquired 100% of the interests in Phoenix Hydrogen Hub, LLC, the Company's wholly owned subsidiary holding the assets related to the Phoenix hydrogen hub project, including land and construction-in-progress. The Company sold $24.4 million of assets during the third quarter of 2023 pursuant to the first closing. The Company's proceeds are net of a $3.7 million holdback. During the first quarter of 2024, the Company completed the second closing under the terms of the FFI Purchase Agreement. The Company sold $25.1 million of assets during the first quarter of 2024 pursuant to the second closing. The Company's proceeds are net of a $3.7 million holdback. As of September 30, 2024, the Company recognized $4.9 million in prepaid and other current assets on the condensed consolidated balance sheets for the remaining holdback receivable on the first and second closings. As of December 31, 2023, the Company recognized $3.7 million in prepaid and other current assets on the consolidated balance sheets for the holdback receivable on the first closing.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Settlement liabilities	$103,446	$91,330
Warranty liability, current	34,112	65,703
Inventory received not yet invoiced	23,408	8,642
Other accrued expenses	14,435	6,894
Accrued payroll and payroll related expenses	8,242	3,254
Accrued purchases of property, plant and equipment	7,913	2,458
Accrued purchase of intangible asset	5,624	13,796
Accrued outsourced engineering services	5,441	4,207
Operating lease liabilities, current	2,887	1,867
Derivative liability	—	8,871
Total accrued expenses and other current liabilities	$205,508	$207,022
4.GOODWILL AND INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets and goodwill are as follows:

	As of September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$(17,857)	$—	$32,143
FCPM license	47,181	—	(28,181)	19,000
Other intangibles	1,650	(663)	—	987
Total intangible assets, net	$98,831	$(18,520)	$(28,181)	$52,130

Goodwill	$5,238	$—	$(5,238)	$—

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$(12,500)	$37,500
FCPM license	47,181	—	47,181
Other intangibles	1,650	(471)	1,179
Total intangible assets, net	$98,831	$(12,971)	$85,860

Goodwill	$5,238	$—	$5,238

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Amortization expense related to intangible assets for the three months ended September 30, 2024 and 2023 was $1.9 million. Amortization expense related to intangible assets for the nine months ended September 30, 2024 and 2023 was $5.5 million and $5.6 million, respectively.
In 2021, the Company acquired a license for fuel cell power modules ("FCPMs") for use in the production of FCEVs. The Company expects to amortize the license beginning at the start of in-house FCPM production. As of September 30, 2024, the Company has not started amortizing the license.
Due to the sustained decline in the Company's stock price and market capitalization during the three months ended September 30, 2024, the Company determined it appropriate to evaluate its definite and indefinite long-lived assets for impairment. For the three and nine months ended September 30, 2024, the Company recognized impairment charges of $33.4 million for the FCPM license and goodwill. See Note 2, Summary of Significant Accounting Policies, for additional information.
5.INVESTMENTS IN AFFILIATE
The investment in an unconsolidated affiliate accounted for under the equity method consisted of the following:

		As of
	Ownership as of September 30, 2024	September 30, 2024	December 31, 2023
Wabash Valley Resources LLC	20%	$56,197	$57,062
		$56,197	$57,062
Equity in net profit (loss) of affiliates on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity in net profit (loss) of affiliates:
Nikola Iveco Europe GmbH	$—	$—	$—	$(15,556)
Wabash Valley Resources LLC	173	(262)	(865)	(731)
Total equity in net profit (loss) of affiliates	$173	$(262)	$(865)	$(16,287)
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
On June 29, 2023, the Company and Iveco executed the European Joint Venture Transaction Agreement (the "Transaction Agreement") whereby the Company sold its 50% equity interest in Nikola Iveco Europe GmbH to Iveco for $35.0 million. In conjunction with the Transaction Agreement, the Company entered into an intellectual property license agreement (the “License Agreement”), which grants Iveco and Nikola Iveco Europe GmbH a non-exclusive, perpetual, irrevocable, fully sublicensable, transferable, and fully assignable license ("Licensed Software") to software and controls technology related to the BEV and FCEV. According to the terms of the Transaction Agreement, the Company was also eligible to receive 0.7 million shares of its own common stock from Iveco, contingent on successful due diligence ("Software Due Diligence") performed by Iveco and its consultants on the Licensed Software delivered to Iveco on the divestiture closing pursuant to the License Agreement. The Software Due Diligence was evaluated based on mutually agreed criteria between Iveco and the Company.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Contingent stock consideration receivable
The contingent stock consideration was accounted for as variable consideration and included in total consideration as of the divestiture closing, as it was not probable that a significant reversal of such consideration would occur upon resolution of the contingency. On August 3, 2023, the Software Due Diligence was deemed successful and Iveco transferred to the Company 0.7 million shares of Nikola common stock, which were immediately retired. The Company recognized the fair value of the common stock upon receipt in accumulated deficit on the condensed consolidated balance sheets. The fair value of the contingent stock consideration was measured based on the closing price of the Company's common stock, with changes in fair value recognized in other expense, net on the condensed consolidated statements of operations.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2024, the Company's maximum exposure to loss was $56.7 million, which represents the book value of the Company's equity interest and loans to WVR for $0.5 million.
6.DEBT AND FINANCE LEASE LIABILITIES
A summary of debt and finance lease liabilities as of September 30, 2024 and December 31, 2023, were as follows:

	As of
	September 30, 2024	December 31, 2023
Current:
Senior Convertible Notes	$63,158	$—
Finance lease liabilities	6,187	6,312
Insurance premium financing	2,791	1,852
Promissory notes	827	699
Financing obligations	148	87
Debt and finance lease liabilities, current	$73,111	$8,950

	As of
	September 30, 2024	December 31, 2023
Non-current:
Toggle Convertible Notes	$138,483	$124,061
Financing obligations	102,169	101,470
Finance lease liabilities	26,353	26,395
8.25% Convertible Notes	1,226	15,047
Promissory notes	1,787	2,306
Long-term debt and finance lease liabilities, net of current portion	$270,018	$269,279
The fair values of the following debt obligations are estimated using level 2 fair value inputs, including stock price and risk-free rates. The following table presents the carrying value and estimated fair values:

	As of September 30, 2024
	Carrying Value	Fair Value
June 2022 Toggle Convertible Notes	$128,159	$125,669
June 2023 Toggle Convertible Notes	10,324	11,136
Promissory notes	2,614	2,593
Insurance Premium financing	2,791	2,773
8.25% Convertible Notes	1,226	644
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
In June 2023, the Company completed the private placement of $11.0 million aggregate principal amount of the Company's June 2023 Toggle Convertible Notes (together with the June 2022 Toggle Convertible Notes and the April 2023 Toggle Convertible Notes, the "Toggle Convertible Notes"), which will mature on May 31, 2026. The June 2023 Toggle Convertible Notes were issued pursuant to the June 2023 Toggle Convertible Notes Indenture (together with the June 2022 Toggle Convertible Notes Indenture and the April 2023 Toggle Convertible Notes Indenture, the "Toggle Convertible Notes Indentures"). The June 2023 Toggle Convertible Notes were issued in consideration as a consent fee to the holders for execution of the third supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of June 23, 2023 (the "Third Supplemental Indenture to June 2022 Notes"), and the first supplemental indenture to the April 2023 Toggle Convertible Notes Indenture dated as of June 23, 2023 (the "First Supplemental Indenture to April 2023 Notes"), which, among other things, released Romeo as a guarantor of the June 2022 Toggle Convertible Notes and the April 2023 Toggle Convertible Notes, respectively. The April 2023 Toggle Convertible Notes were fully converted in the third quarter of 2023. As of September 30, 2024 and December 31, 2023, the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes were outstanding.
Below is a summary of certain terms of the outstanding Toggle Convertible Notes:
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On August 4, 2023, the holders of the April 2023 Toggle Convertible Notes exercised their conversion right for all the outstanding principal amount. The Company elected to settle the conversion with the issuance of 2,415,293 shares of common stock. The remaining unamortized discount was recognized in interest expense, net on the condensed consolidated statements of operations due to the reclassification of the conversion feature to equity.
The net carrying amounts of the debt component of the Toggle Convertible Notes as of September 30, 2024 and December 31, 2023 were as follows:

	June 2022 Toggle Convertible Notes		June 2023 Toggle Convertible Notes
	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023
Principal amount	$130,269	$123,478	$11,918	$11,460
Accrued PIK interest	4,816	1,170	238	—
Unamortized discount	(1,672)	(2,306)	(1,832)	(2,496)
Unamortized issuance costs	(5,254)	(7,245)	—	—
Net carrying amount	$128,159	$115,097	$10,324	$8,964
As of September 30, 2024, the effective interest rates on the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes were 13.90% and 17.24%, respectively. Amortization of the debt discount and issuance costs is reported as a component of interest expense and is computed using the straight-line method over the term of the applicable Toggle Convertible Notes, which approximates the effective interest method.
The following table presents the Company's interest expense related to the June 2022 Toggle Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$3,582	$3,219	$10,438	$12,464
Amortization of debt discount and issuance costs	906	785	2,625	2,520
Total interest expense	$4,488	$4,004	$13,063	$14,984
The following table presents the Company's interest expense related to the April 2023 Toggle Convertible Notes:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Contractual interest expense	$1,096	$3,562
Amortization of debt discount and issuance costs	41,530	42,242
Total interest expense	$42,626	$45,804
The following table presents the Company's interest expense related to the June 2023 Toggle Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$238	$220	$697	$240
Amortization of debt discount and issuance costs	231	253	663	253
Total interest expense	$469	$473	$1,360	$493

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes conversions of the Purchase Agreement Notes during the nine months ended September 30, 2023:

	Series A Notes	Series B-1 Notes	Series B-2 Notes	Series B-3 Notes
Shares of common stock issued for conversions	726,187	704,256	725,276	754,639
Principal balance converted	$50,000	$25,000	$15,000	$12,076
Make-whole interest converted	$2,500	$1,250	$750	$604
Average conversion price	$72.30	$37.27	$21.72	$16.80
The Company elected to account for the Purchase Agreement Notes pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The Company believes that the fair value option better reflects the underlying economics of the Purchase Agreement Notes. The Purchase Agreement Notes were fully converted in the second quarter of 2023, and the Purchase Agreement was terminated in the third quarter of 2023.
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
Each Second Purchase Agreement Note accrued interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning January 1, 2024 for the Series A-1 Notes and for the Series A-2 Notes. Each Second Purchase Agreement Note issued pursuant to the Second Purchase Agreement had a maturity date of one year from issuance, which may be extended at the option of the noteholders in certain instances. Upon any conversion, redemption or other repayment of a Second Purchase Agreement Note, a “make-whole” amount equal to the amount of additional interest that would accrue under such Second Purchase Agreement Note at the interest rate then in effect assuming that the outstanding principal of such Second Purchase Agreement Notes remained outstanding through and including the maturity date of such Second Purchase Agreement Note.
At any time on or after August 21, 2023, the Conversion Amount is convertible at any time, at the Conversion Price. The Reference Price and Floor Price applicable to each issuance of Second Purchase Agreement Notes is summarized below:

	Reference Price	Floor Price
Series A-1 Notes	$88.200	$11.400
Series A-2 Notes	$88.200	$11.400

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes conversions of the Second Purchase Agreement Notes during the three and nine months ended September 30, 2023:

	Series A-1 Notes	Series A-2 Notes
Shares of common stock issued for conversions	4,279,353	190,701
Principal balance converted	$125,000	$7,619
Make-whole interest converted	$6,250	$381
Average conversion price	$30.67	$41.95
The Company elected to account for the Second Purchase Agreement Notes pursuant to the fair value option under ASC 825. The Second Purchase Agreement Notes were fully converted in the third quarter of 2023, and the Second Purchase Agreement was terminated in the third quarter of 2024.
Third Purchase Agreement Notes
On August 19, 2024, the Company entered into a securities purchase agreement (the "Third Purchase Agreement") with the investors named therein for the sale of up to $160.0 million in initial principal amount of senior convertible notes (the “Third Purchase Agreement Notes”), in a registered direct offering. The Third Purchase Agreement Notes (together with the First Purchase Agreement Notes and the Second Purchase Agreement, the "Senior Convertible Notes") are convertible into shares of the Company’s common stock, subject to certain conditions and limitations. The Company consummated an initial closing for the sale of $80.0 million in aggregate principal amount of Third Purchase Agreement Notes on August 19, 2024 (the "Series B-1 Notes").
The purchase price for the Third Purchase Agreement Notes is $1,000 per $1,000 principal amount. Subject to certain conditions being met or waived, at the option of the Company and with the investors’ consent, one or more additional closings for up to the remaining principal amount of Third Purchase Agreement Notes may occur.
Each Third Purchase Agreement Note will accrue interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning October 1, 2024 for the Series B-1 Notes. Interest will not be paid in cash but will be capitalized on each interest payment date by adding the accrued interest to the then outstanding principal of the Notes. Each Third Purchase Agreement Note issued pursuant to the Third Purchase Agreement will have a maturity date of one year from issuance, which may be extended at the option of the noteholders in certain instances. Upon any conversion, redemption or other repayment of a Third Purchase Agreement Note, a “make-whole” amount equal to the amount of additional interest that would accrue under such Third Purchase Agreement Note at the interest rate then in effect assuming that the outstanding principal of such Third Purchase Agreement Notes remained outstanding through and including the maturity date of such Third Purchase Agreement Note.
Pursuant to Nasdaq Rule 5635, the Company is limited to the issuance of an aggregate of 10,114,374 shares under the terms of the Third Purchase Agreement. The Company will not issue any shares of common stock upon conversion of any Third Purchase Agreement Notes if the issuance of such common stock, together with all other common stock issued in connection with the Third Purchase Agreement Notes, would exceed the aggregate number of shares issuable pursuant to Nasdaq Rule 5635 (the “Exchange Cap”), except that such limitation shall not apply in the event that the Company obtains the approval of its stockholders as required by the applicable rules of the Nasdaq Stock Market. At any time the Company is prohibited from issuing shares of common stock due to the Exchange Cap, the Company will pay cash in accordance with the terms of the Third Purchase Agreement Notes. There are no limitations to the timing or amount that may be converted by the holder when the Company is prohibited from issuing shares of common stock due to the Exchange Cap. Upon a conversion that occurs when the Company is prohibited from issuing shares due to the Exchange Cap, a cash payment is required upon the conversion date and upon final pricing of the conversion which occurs two trading days after the conversion date. Note that the Exchange Cap limitation was reached subsequent to September 30, 2024, see Note 13, Subsequent Events. As the Exchange Cap limitation was reached, there is no additional capacity to issue shares remaining under the Third Purchase Agreement without stockholder approval.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
At any time on or after August 19, 2024, the Conversion Amount is convertible at any time, at the Conversion Price. The Reference Price and Floor Price applicable to each issuance of Third Purchase Agreement Notes is summarized below:

	Reference Price	Floor Price
Series B-1 Notes	$12.200	$1.620
The Company elected to account for the Third Purchase Agreement Notes pursuant to the fair value option under ASC 825. Using an as-converted fair value methodology, the Company determined the fair value of the Series B-1 Notes upon issuance were $88.4 million. The Company recognized an immediate fair value adjustment of $8.4 million in other expense, net on the condensed consolidated statement of operations for the three and nine months ended September 30, 2024. Additionally, the Company recognized $4.9 million in interest expense, net on the condensed consolidated statement of operations for the three and nine months ended September 30, 2024 for placement agent fees and other issuance costs. As of September 30, 2024, the Company recognized $63.2 million on the condensed consolidated balance sheets for the fair value of Third Purchase Agreement Notes outstanding.
The following table summarizes conversions of the Third Purchase Agreement Notes during the three and nine months ended September 30, 2024:

Series B-1 Notes
Shares of common stock issued for conversions	4,600,695
Principal balance converted	$22,857
Make-whole interest converted	$1,143
Average conversion price	$5.69
Carrying value of notes converted	$25,263
Loss on debt extinguishment	$923
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes conversions of the 8.25% Convertible Notes during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Shares of common stock issued for conversions	9,257	733,331
Principal balance converted	$250	$19,800
Make-whole premium	$48	$4,579
Net carrying amount converted	$174	$13,741
Gain (loss) on debt extinguishment	$51	$(2,262)
The net carrying amount of the debt component of the 8.25% Convertible Notes as of September 30, 2024 and December 31, 2023 was as follows:

	As of
	September 30, 2024	December 31, 2023
Principal amount	$1,758	$21,558
Unamortized discount	(475)	(5,821)
Unamortized issuance costs	(57)	(690)
Net carrying amount	$1,226	$15,047
Interest expense on the 8.25% Convertible Notes for the three and nine months ended September 30, 2024 was immaterial.
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
After the Sale Date and through September 30, 2024, the Company recognized an additional $13.1 million for financing obligations on the Company's condensed consolidated balance sheets related to the completion of construction. For the three months ended September 30, 2024 and 2023, the Company recognized $0.9 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs. For the nine months ended September 30, 2024 and 2023, the Company recognized $2.7 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
On June 29, 2023 (the "Land Sale Date"), the Company entered into a sale agreement (the "Land Sale Agreement"), pursuant to which the Company sold the land in Coolidge, Arizona on which the Company's manufacturing facility is located for a purchase price of $50.4 million. Concurrent with the sale, the Company entered into a lease agreement (the "Land Lease

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
For the three and nine months ended September 30, 2024, the Company recognized $1.3 million and $3.9 million, respectively, of interest expense related to interest on the financing obligation and amortization of debt issuance costs. For the three and nine months ended September 30, 2023, the Company recognized $1.3 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
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
For the three and nine months ended September 30, 2024 and 2023, interest expense related to the Second Collateralized Note was immaterial.
Insurance Premium Financings
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
For the three and nine months ended September 30, 2024 and 2023, the Company recognized an immaterial amount of interest expense on the insurance premium financing agreements.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Letters of Credit
During the first quarter of 2024, the Company executed a $3.0 million letter of credit in connection with the FFI Purchase Agreement through January 30, 2025. As of September 30, 2024, no amounts have been drawn on the letter of credit.
During the third quarter of 2023, the Company executed a $1.2 million letter of credit to secure a customs bond through September 14, 2024. The letter of credit was subsequently extended through September 14, 2025. As of September 30, 2024, no amounts have been drawn on the letter of credit.
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
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million through December 31, 2024 in connection with the execution of a product supply agreement with a vendor. Pursuant to subsequent amendments, the amount of the letter of credit was reduced to $2.2 million. As of September 30, 2024, no amounts have been drawn on the letters of credit.
7.CAPITAL STRUCTURE
Shares Authorized
As of September 30, 2024, the Company had authorized 1,150,000,000 shares consisting of 1,000,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
Warrants
As of September 30, 2024 and December 31, 2023, the Company had 28,038 private warrants outstanding. The Company assumed the private warrants previously issued by VectoIQ Acquisition Corp. ("VectoIQ") and Romeo, respectively, and each private warrant entitles the registered holder to purchase one share of common stock at a price of $345.00 or $2,908.94 per share, respectively, subject to adjustment. The outstanding private warrants are immaterial.
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
During the nine months ended September 30, 2023, the Company sold 114,033 shares of common stock, for proceeds of $8.4 million, and terminated the First Tumim Purchase Agreement during the first quarter of 2023.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the nine months ended September 30, 2023, the Company sold 959,693 shares of common stock, for proceeds of $59.2 million to Tumim under the terms of the Second Tumim Purchase Agreement, and terminated the Second Tumim Purchase Agreement during the third quarter of 2023.
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
The Company pays Citi a fixed commission rate of 2.5% of gross offering proceeds of shares sold under the Equity Distribution Agreement. During the three and nine months ended September 30, 2024, the Company sold 2,104,738 and 5,258,862 shares of common stock under the Equity Distribution Agreement at an average price per share of $10.19 and $14.02, for gross proceeds of $21.5 million and $73.8 million, and net proceeds of approximately $20.8 million and $71.7 million, after $0.7 million and $2.1 million, respectively. in commissions to the sales agent and other issuance costs. During the three and nine months ended September 30, 2023, the Company sold 922,096 and 2,223,015 shares of common stock under the Equity Distribution Agreement at an average price per share of $59.11 and $53.33, respectively, for gross proceeds of $54.5 million and $118.6 million and net proceeds of approximately $53.1 million and $115.6 million, after $1.4 million and $3.0 million, respectively, in commissions to the sales agent. Commissions incurred in connection with the Equity Distribution Agreement are reflected as a reduction of additional paid-in capital on the Company's condensed consolidated balance sheets. Commissions recognized in accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets were $1.8 million as of September 30, 2024 and immaterial as of December 31, 2023.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Stock Options
A summary of changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	501,362	$40.74	3.64
Granted	—	—
Exercised	—	—
Cancelled	(3,838)	44.39
Outstanding at September 30, 2024	497,524		2.87
Vested and exercisable as of September 30, 2024	497,524	$41.10	2.87
Restricted Stock Units
A summary of changes in RSUs are as follows:

Number of RSUs
Balance at December 31, 2023	851,228
Granted	536,726
Released	(352,262)
Cancelled	(92,153)
Balance at September 30, 2024	943,539
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
During the first quarter of 2024, the Company granted 20,000 TSR awards to a new executive officer, with a performance period end date of December 31, 2025. During the second and third quarters of 2024, the Company granted 366,300 TSR awards to its executive officers with a performance period end date of December 31, 2026. The fair value of the TSR awards on the grant date was determined using a Monte Carlo simulation model, which utilizes significant assumptions

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
including stock volatility and risk free rates, and does not change throughout the vesting period. The grant date fair value of the TSR awards was determined to be $11.0 million and is recognized over the vesting period. The following represents the range of significant assumptions used to determine the grant date fair value for the TSR awards:

Nine Months Ended September 30, 2024
Stock price	$7.22 - $20.88
Term (years)	1.82 - 2.68
Risk-free interest rate	3.8% - 4.9%
Expected volatility	115.2% - 118.5%
Expected dividend yield	—%

A summary of changes in market based RSUs are as follows:

Number of Market Based RSUs
Balance at December 31, 2023	100,003
Granted	386,300
Released	—
Cancelled	—
Balance at September 30, 2024	486,303
Stock Compensation Expense
The following table presents the impact of stock-based compensation expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$434	$414	$1,114	$1,813
Research and development	2,473	3,383	7,825	19,043
Selling, general, and administrative	5,694	14,862	16,398	48,060
Total stock-based compensation expense	$8,601	$18,659	$25,337	$68,916
As of September 30, 2024, total unrecognized compensation expense was as follows:

Unrecognized Compensation Expense
Market based RSUs	$13,615
RSUs	25,041
Total unrecognized compensation expense at September 30, 2024	$38,656
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In connection with the deconsolidation, the Company recognized a loss from deconsolidation of subsidiaries of $24.9 million which is recorded in loss from deconsolidation of discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2023 and consisted of the following:

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
Income tax expense was immaterial for the three and nine months ended September 30, 2024 and 2023 due to cumulative tax losses.
11.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling, general, and administrative expense on the condensed consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2024.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The first $25 million installment was paid at the end of 2021 and the remaining installments to be paid semiannually through 2023. The Company previously reserved the full amount of the settlement in the quarter ended September 30, 2021, as disclosed in the Company’s quarterly report on Form 10-Q for such quarter, filed with the SEC on November 4, 2021. In July 2022, the Company and SEC agreed to an alternative payment plan. The Company made payments of $1.5 million during the first and second quarters of 2024, a payment of $0.8 million during the third quarter of 2024, and the remainder of the payment plan is subject to determination. As of September 30, 2024, the Company has reflected the remaining liability of $80.3 million in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The legal and other professional costs the Company incurred during the three and nine months ended September 30, 2024 and 2023 in connection with legal work disclosed elsewhere in this Report include immaterial amounts for Mr. Milton's attorneys' fees under his indemnification agreement with the Company. As of September 30, 2024 and December 31, 2023, accrued expenses for legal and other professional costs for Mr. Milton's attorneys' fees under his indemnification agreement were immaterial.
To the extent that certain government investigations and any resulting third-party claims yield adverse results over time, such results could jeopardize the Company's operations and exhaust its cash reserves, and could cause stockholders to lose their entire investment.
The Company is currently seeking reimbursement from Mr. Milton for costs and damages arising from the actions that are the subject of the government and regulatory investigations. On October 20, 2023, an arbitration panel in New York, New York awarded the Company approximately $165 million plus interest in an arbitration proceeding against Mr. Milton. The arbitration award was confirmed in the United States District Court of the District of Arizona and the Company is pursuing collection. The Company's ability to recover any judgment from the counterparty is not guaranteed and could result in no recovery.
Shareholder Securities Litigation
The Company and certain of its current and former officers and directors are defendants in a consolidated securities class action lawsuit pending in the United States District Court of the District of Arizona (the "Shareholder Securities Litigation"). On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the court appointed Nikola Investor Group II as Lead Plaintiff. On January 24, 2022, Lead Plaintiffs filed the Consolidated Amended Class Action Complaint which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company's business plan and prospects. On April 8, 2022, defendants moved to dismiss the Consolidated Amended Class Action Complaint. On February 2, 2023, the court issued a ruling granting the defendants' motions to dismiss, without prejudice. As a result, Plaintiffs' complaint was dismissed in its entirety, with leave to amend by April 3, 2023. On April 3, 2023, Plaintiffs filed the Second Consolidated Amended Class Action Complaint. defendants filed their motions to dismiss the Second Consolidated Amended Class Action Complaint on May 15, 2023. On December 8, 2023, the court granted in part and denied in part defendants' motion to dismiss. On January 26, 2024, the Company and certain former officers and directors answered the Second Consolidated Amended Class Action Complaint. On February 23, 2024, the parties exchanged initial disclosures. On May 17, 2024, Lead Plaintiffs moved for class certification. On August 19, 2024, defendants filed an opposition to Lead Plaintiffs’ motion for class certification, and a motion to exclude Lead Plaintiffs’ expert’s testimony. Briefing on defendants’ motion to exclude concluded on September 30, 2024. On October 1, 2024, Lead Plaintiffs filed a reply in further support of their motion for class certification. On October 25, 2024, defendants moved for leave to file a sur-reply in response to Lead Plaintiffs’ reply. The motions are currently pending.
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
On December 18, 2020, a purported shareholder derivative action was filed in the United States District Court for the District of Arizona, Huhn v. Milton et al., Case No. 2:20-cv-02437-DWL, purportedly on behalf of the Company, against certain of the Company’s current and former directors alleging breaches of fiduciary duties, violations of Section 14(a) of the Exchange Act, unjust enrichment, and against defendant Jeff Ubben, a member of the Company’s board of directors, insider selling and misappropriation of information. On January 26, 2021, the Huhn action was stayed until 30 days after the earlier of (a) the Shareholder Securities Litigation being dismissed in its entirety with prejudice; (b) defendants filing an answer to any complaint in the Shareholder Securities Litigation; or (c) a joint request by plaintiff and defendants to lift the stay. On April 5, 2024, the court entered an order further staying the action (a) until a joint request by plaintiff and defendants to lift the stay; or (b) absent agreement from the parties that the stay should be lifted, upon motion by any party and good cause shown; the order also required the parties to file a joint status report every six months following the issuance of the order to provide an update to the court on the status of the Shareholder Securities Litigation and In re Nikola Corporation Derivative Litigation, C.A. No. 2022-0023-KJSM. On October 7, 2024, the parties filed a joint status report providing updates.
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
On February 1, 2022, the court consolidated the Rhodes Action and the BeHage Rowe Action as In re Nikola Corporation Derivative Litigation, C.A. No. 2022-0023-KJSM (the "Consolidated Chancery Action"). The Consolidated Chancery Action was stayed through February 2, 2022 on a combination of joint stipulations and court orders. Plaintiffs then filed a second amended complaint on February 14, 2023 (the “Second Amended Complaint”). On March 10, 2022, Michelle Brown and Crisanto Gomes, purported stockholders of the Company, filed their Verified Shareholder Derivative Complaint in Delaware Chancery Court captioned Brown v. Milton, et al. and Nikola Corp., C.A. No. 2022-0223-KSJM (the “Brown & Gomes Action”). The Brown & Gomes Action likewise alleges claims against certain of the Company’s current and former directors for purported breaches of fiduciary duty and unjust enrichment. On January 12, 2023, the parties entered into a stipulation consolidating the Brown & Gomes Action in the Consolidated Chancery Derivative Action. On May 3, 2023, each of the current and former director defendants moved to partially dismiss the Second Amended Complaint. Briefing concluded on August 25, 2023, and the court heard arguments on December 8, 2023. On April 9, 2024, the court issued an order, granting in part and denying in part the defendants’ motion to dismiss. Defendants’ deadline to answer the Complaint was August 9, 2024. On October 3, 2024, the court entered the parties' stipulation extending the deadline to answer the Complaint to December 6, 2024.
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On September 6, 2023, Lomont filed a Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Lomont v. Milton, et al., C.A. No. 2023-0908-KSJM (the “Lomont Action”) against certain of the Company’s current and former directors, alleging claims against those defendants for purported breaches of fiduciary duty, unjust enrichment, and contribution and indemnification. The Lomont Action alleges that the Company constructively and wrongfully refused Lomont’s demand that the Company bring claims against officers and directors. On February 21, 2024, the court entered the parties’ stipulation staying the action for six months. On September 16, 2024, the court entered the parties' stipulation staying the action for an additional two months.
During the nine months ended September 30, 2024, the Company recorded an accrual for loss contingency within accrued expenses and other current liabilities on the condensed consolidated balance sheets in the aggregate amount of $17.5 million, which represents the Company's preliminary expectations for settlement, as well as a $17.5 million receivable for loss recovery within prepaid expenses and other current assets on the condensed consolidated balance sheets for the anticipated insurance proceeds related to the expected settlement.
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
On April 23, 2024, the Company received a demand letter from a law firm representing a purported former stockholder of Romeo, Thomas Boisjolie, who says he received shares in the Company as part of the Company’s acquisition of Romeo. The demand letter alleges that certain former officers and directors of Romeo mismanaged the Romeo business and allegedly made false or misleading public statements about that business and about Romeo’s business combination with RMG Acquisition Corp., resulting among other things in the filing of a securities fraud action in the United States District Court for the Southern District of New York entitled In re Romeo Power Inc. Securities Litigation, No. 1:21-cv-03362-LGS. The demand letter requested that the Company’s board of directors commence a civil action against those members of the Romeo board and management for alleged fiduciary breaches and other alleged misconduct. In July 2024, the board of directors of the Company formed a demand review committee, consisting of independent directors Carla Tully, John Vesco and Jonathan Pertchik, to review such demands and provide input to the Company; the demand review committee retained independent counsel and commenced its review. On August 15, 2024, and without waiting for the demand review committee to complete its review, Boisjolie filed suit a purported “double derivative complaint in the Delaware Court of Chancery entitled Boisjolie v. Selwood, et al., C.A. No. 2024-0852, against the following former officers and directors of Romeo: Lionel Selwood, Lauren Webb, Susan Brennan, Brady Ericson, Donald Gottwald, Philip Kassin, Robert Mancini, Timothy Stuart and Paul Williams; with Romeo and the Company as nominal defendants. The complaint does not seek any recovery against the Company but rather alleges that the

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
former officers and directors of Romeo should pay damages to the Company and to Romeo for the harms they have allegedly caused the Company and Romeo to suffer.
Tenneson Action
On October 13, 2023, John Tenneson filed a purported securities class action in the United States District Court for the District of Arizona, captioned Tenneson v. Nikola et al., Case No. 2:23-cv-02131-DJH (the “Tenneson Action”). The Tenneson Action asserts claims against the Company and certain officers and directors asserts under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company’s safety and structural controls related to its manufacturing of battery components and the likelihood of a product recall. On April 25, 2024, the District of Arizona court appointed plaintiff Reyes as lead plaintiff. On May 24, 2024, lead plaintiff filed an amended complaint. On July 25, 2024, defendants moved to dismiss and briefing concluded on August 29, 2024. The motion is currently pending.
Plaintiff seeks an unspecified amount in damages, attorneys’ fees, and other relief. The Company intends to vigorously defend itself. The Company is unable to estimate the potential loss or range of loss, if any, associated with the Tenneson Action, which could be material.
Lion Electric matter
On March 2, 2023, Lion Electric filed a complaint against the Company in Arizona federal district court alleging that the Company tortiously interfered with the Romeo Power, Inc. / Lion Electric business relationship and Lion’s business expectancy from the commercial relationship. The Company denies the allegations and intends to vigorously defend the matter. Based upon information presently known to management, as of September 30, 2024 and December 31, 2023, the Company recognized an estimated liability of $1.5 million in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Smithers matter
On August 15, 2024, the Company received notice of a complaint filed by a former Nikola employee, against Smithers Tire & Automotive Testing Inc. (“Smithers”) for an injury sustained while working at a Smither’s facility. Smithers in turn filed a third-party action against Nikola that alleges breach of the lease agreement between Nikola and Smithers for failing to indemnify against the former employee's claims. Nikola disputes the contentions in the complaint and intends to fully defend the matter.
Commitments and Contingencies
FCPM License
In the third quarter of 2021, the Company entered into a fuel cell power module ("FCPM") license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license are due in installments ranging from 2022 to 2025. As of September 30, 2024 and December 31, 2023, the Company accrued $5.6 million and $13.8 million, respectively, in accrued expenses and other current liabilities, $13.9 million and zero, respectively, in accounts payable, and zero and $5.5 million, respectively, in other long-term liabilities on the condensed consolidated balance sheets.
Inventory Repurchase Agreements
During the first quarter of 2023, the Company entered into an arrangement with a finance company to provide floor plan financing to its dealers (the "Floor Plan"), generally with terms of approximately 15 months. The Company receives payment from the finance company following shipment of trucks to the dealers, and the Company participates in the cost of dealer financing up to certain limits. In conjunction with the Floor Plan, the Company entered into an inventory repurchase agreement (the "Inventory Repurchase Agreement") with the finance company, whereby the Company has agreed to repurchase trucks re-possessed by the financing company in the event of a dealer default, at the financing company's option. As of September 30, 2024, the maximum potential cash payments the Company could be required to make under the terms of the Inventory Repurchase Agreement was $11.2 million. The Company's financial exposure under the Inventory Repurchase Agreement is limited to the difference between the amount paid to the financing company and the amount received upon subsequent resale of the re-possessed truck. As of September 30, 2024, the Company had not repurchased any trucks under the terms of the Inventory Repurchase Agreement, nor received any requests for repurchase.

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
BEV Recall Campaign
On August 11, 2023, the Company announced a voluntary recall of its BEV trucks and determined that replacement of the battery pack in all BEV trucks was the safest, most cost effective remedy. All BEV trucks were transported to the Company's manufacturing facility to be retrofit with alternative battery packs.
Amounts accrued for the recall campaign are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. As of September 30, 2024 and December 31, 2023, the Company accrued $56.7 million and $65.8 million, respectively, of which the Company incurred claims through such date of $34.9 million and $3.0 million, respectively, related to the recall campaign.
Leases executed not yet commenced and other commitments
During the nine months ended September 30, 2024, the Company entered various long-term commitments primarily related to lease agreements for facilities and hydrogen fueling infrastructure which have not yet commenced. Undiscounted payments related to these obligations are $75.6 million as of September 30, 2024. The terms of these arrangements range from three to 15 years.
12.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(199,781)	$(425,764)	$(481,177)	$(711,025)
Net loss from discontinued operations	—	—	—	(101,661)
Net loss	$(199,781)	$(425,764)	$(481,177)	$(812,686)

Denominator:
Weighted average shares outstanding, basic and diluted	51,388,962	28,573,800	47,553,460	23,544,174

Net loss per share, basic and diluted:
Net loss from continuing operations	$(3.89)	$(14.90)	$(10.12)	$(30.20)
Net loss from discontinued operations	$—	$—	$—	$(4.32)
Net loss	$(3.89)	$(14.90)	$(10.12)	$(34.52)
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

NIKOLA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Potentially dilutive shares were excluded from the computation of diluted net loss when their effect was antidilutive. The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Toggle Convertible Notes (on an as-converted basis)	743,875	693,448	743,875	693,448
Senior Convertible Notes (on an as-converted basis)	1,210,092	707,758	1,210,092	707,758
8.25% Convertible Notes (on an as-converted basis)	65,111	—	65,111	—
Outstanding warrants	28,038	28,038	28,038	28,038
Stock options, including performance stock options	497,524	505,282	497,524	505,282
Restricted stock units, including Market Based RSUs	1,429,842	566,726	1,429,842	566,726
Total	3,974,482	2,501,252	3,974,482	2,501,252
13.SUBSEQUENT EVENTS
Equity Distribution Agreement
In October 2024, the Company issued an aggregate of 69,902 shares of common stock under the Equity Distribution Agreement for gross proceeds of $0.4 million.
Third Purchase Agreement
In October 2024, the Company issued an aggregate 5,513,679 shares of common stock for settlement of conversions of $26.2 million aggregate principal amount, make-whole amount and accrued and unpaid interest pursuant to the Third Purchase Agreement Notes. This resulted in the Company issuing in aggregate 10,114,374 shares under the Third Purchase Agreement Notes, which is the maximum amount of shares that may be issued pursuant to the Third Purchase Agreement without obtaining stockholder approval.
The Company received additional conversion notices for an aggregate of $33.7 million of aggregate principal amount, make-whole amount and accrued and unpaid interest, which the Company is obligated to settle in cash for $39.3 million (the "Exchange Cap Redemption Amounts"). The holder agreed to defer settlement of the Exchange Cap Redemption Amounts until the earlier of (x) the occurrence of any bankruptcy event of default (as defined in the Third Purchase Agreement Notes), (y) if the Company and the holder mutually agree to exchange, in whole or in part, the Exchange Cap Redemption Amounts into securities of the Company, solely with respect to such applicable portion of the Exchange Cap Redemption Amount that is to be exchanged, the time immediately prior to such exchange and (z) December 31, 2024 (or such other date as the Company and the holder may mutually agree in writing from time to time). As a result, the Exchange Cap Redemption Amounts are not yet due.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements that are not historical facts. When used in this report, words such as “believe,” “may,” “will,” "shall," “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” "could," “plan,” “predict,” “potential,” "target," "goal," "strategy," “seem,” “seek,” “future,” “outlook,” and similar expressions are intended to identify forward looking statements. These are statements that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding our expectations regarding our business model and strategy; expected business milestones and timing of completion thereof; the potential benefits from our hydrogen offtake, distribution and dispensing plans; expectations regarding our hydrogen supply and plans to secure adequate hydrogen supply; the expected performance and specifications of our vehicles, distribution and fueling solutions; expectations and market acceptance of our trucks and hydrogen fueling solutions; government incentives and expectations regarding customer demand related to such incentives; potential benefits of planned and actual collaborations with strategic partners; plans with respect to our potential leasing arrangements; plans with respect to our maintenance and service program; expectations regarding how long we expect to be able to fund our business without additional capital; expectations regarding cash uses and capital requirements; our ability to raise capital; expected uses of our common stock; beliefs regarding our competitive position; market opportunity; expectations and estimates regarding expense levels and costs; our beliefs regarding our ability to remediate our material weakness and the timing thereof; our critical judgements and estimates, and the sufficiency thereof; the expected scope, costs and timing related to the battery-electric truck recall, including the nature of the repairs, expected costs to repair the vehicles and timing of such expenses, and any potential offsets, timing of battery replacements, truck deliveries and sales; and supply chain challenges. These statements are based on various assumptions, whether or not identified in this report, and on the current expectations of management and are not predictions of actual performance. These assumptions include, but are not limited to: our actual financial and business performance; expected timing with respect to the production and attributes of our trucks; expectations regarding our hydrogen fuel solutions; the continued availability and level of hydrogen refueling for customers; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the execution of definitive agreements with our strategic partners and the success of our planned collaborations; our ability to continue as a going concern; our capital requirements and cash runway; our ability to obtain funding for our operations and planned operations; our sources and uses of cash; costs of capital; the ability to obtain parts and components on a timely basis and at the acceptable prices; the outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the execution, market acceptance and success of our business model; developments relating to our competitors and industry; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; the impact of interest rates and inflation on our business; our business, expansion plans and opportunities; our ability to achieve cost reductions for our vehicles; end user demand for our trucks; assumptions regarding our recall campaign and warranty costs; the continued availability of government incentives; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A of this report, as well as our ability to execute our business model, including demand for and market acceptance of our products and services; rates of acceptance by the market of battery electric and fuel cell trucks; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceedings to which we are, or may become a party; our capital requirements; changes in estimates regarding our need for capital and our cash runway; our ability to raise sufficient capital to meet our requirements and fund our business and the terms of any such capital; risks that actions we have taken or may take in the future to conserve capital harm our business; our ability to service, repay or refinance our debt; our ability to compete; the success of our business collaborations; regulatory developments in the United States; the grant, receipt and continued availability of federal and state incentives; the effects of interest rates, inflation. supply chain issues and other economic, business, and/or competitive factors; the effects of competition on our business; risks related to the recall, including higher than expected costs, the discovery of additional problems, delays retrofitting the trucks and delivering such trucks to customers, supply chain and other issues that may create additional delays, order cancellations as a result of the recall, litigation, complaints and/or product liability claims, and reputational harm; the failure to convert LOIs or MOUs into binding orders; the cancellation of orders; design and manufacturing changes and delays, including shortages in parts and materials and other supply challenges; risks related to the rollout of our hydrogen fueling infrastructure and the timing thereof; construction risks and delays; the availability of access to hydrogen refueling facilities; risks associated with manufacturing batteries and fuel cell power modules; variations in and characteristics of the hydrogen fueling location, including but not limited to fueling hardware and software protocol, fuel amount, and fueling conditions, any of which may affect refueling times; our history of operating losses; risks that estimates for reserves are insufficient; and general economic, financial, legal, regulatory, political and business conditions and changes in domestic and foreign markets. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
We require substantial additional capital to manufacture and validate our products and services, fund operations and satisfy obligations for the foreseeable future. Until we can generate sufficient revenue and positive gross margins, we seek to finance our operations through a combination of existing cash on hand, sales of stock, debt financings, strategic partnerships, and licensing arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development and validation efforts, demand for our trucks and hydrogen fuel, and expense levels, among other things. We estimate that our existing financial resources are only adequate to fund our forecasted operating costs and meet our obligations into, but not beyond, the first quarter of 2025. We have taken steps to reduce our cash requirements in an effort to extend our cash runway and may need to do so again in the future. If we are not able to secure sufficient capital to fund our operations, our business and results of operations will be materially adversely affected. See “Risk Factors - We have a history of losses, expect to incur significant expenses and continuing losses for the foreseeable future, and there is substantial doubt about our ability to continue as a going concern.” and “Liquidity and Capital Resources.”
Truck Production and Shipments
We started commercial production at our Coolidge, Arizona manufacturing facility in March 2022 and began sales of Tre BEV trucks in the second quarter of 2022. Beginning in the third quarter of 2023, production and sales of the Tre BEV was impacted significantly by the voluntary recall of BEV trucks.
The recall was initiated in response to investigations prompted by a battery pack thermal event. To minimize vehicle downtime and maximize end user safety and satisfaction, the battery packs in trucks owned by dealers and their retail customers are being retrofit with battery packs from an alternative supplier. Through September 30, 2024, we accrued recall campaign costs of $56.7 million for the BEV trucks that are expected to be returned to dealers and their customers once the recall is complete, of which $34.9 million has been incurred through September 30, 2024. The battery replacement commenced in late 2023, and retrofit trucks were returned to dealers or end users starting in the first quarter of 2024. The Company expects to complete the retrofit and return of all end user and dealer trucks within the first half of 2025.
All BEV truck inventory is classified as work in process inventory as of September 30, 2024 as we removed the existing battery packs and plan to retrofit the BEV inventory with alternative battery packs.
The following is a summary of the number of Tre BEV trucks produced and shipped, excluding the impact of Tre BEV returns, during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tre BEVs	2024	2023	2024	2023
Produced	—	N/A	—	96
Shipped	2	3	3	79
In 2023, we transitioned the manufacturing line to a mixed model production line and commenced shipments of the Tre FCEV in the fourth quarter of 2023. The following is a summary of the number of Tre FCEV trucks produced and shipped during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tre FCEVs	2024	2023	2024	2023
Produced	83	N/A	203	N/A
Shipped	88	N/A	200	N/A

The hydrogen fuel cell vehicle market and hydrogen infrastructure are early stage markets. As a result, we have and may continue to experience production shortages as a result of new technology supply chain challenges. Additionally, we may experience delays in deliveries of FCEV trucks due to lack of hydrogen infrastructure or supply for end users.
Comparability of Financial Information
On June 30, 2023, we completed the Assignment of Romeo, which was previously consolidated in our financial statements from the date of acquisition, October 14, 2022. The operating results of Romeo are reported in discontinued operations for the nine months ended September 30, 2023. Our results for the periods presented, as discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, include only results from continuing operations and exclude results related to our discontinued operation.
Basis of Presentation
Currently, we conduct business through one operating segment. See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for more information.

Results of Continuing Operations
Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023
The following table sets forth our historical operating results from continuing operations for the periods indicated:

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$24,847	$(2,368)	$27,215	(1149)%
Service and other	334	636	(302)	(47)%
Total revenues	25,181	(1,732)	26,913	(1554)%
Cost of revenues:
Truck sales	82,205	122,679	(40,474)	(33)%
Service and other	4,919	1,092	3,827	350%
Total cost of revenues	87,124	123,771	(36,647)	(30)%
Gross loss	(61,943)	(125,503)	63,560	(51)%
Operating expenses:
Research and development	41,800	41,966	(166)	—%
Selling, general, and administrative	41,629	57,982	(16,353)	(28)%
Impairment expense	33,419	—	33,419	NM
Loss on supplier deposits	—	716	(716)	(100)%
Total operating expenses	116,848	100,664	16,184	16%
Loss from operations	(178,791)	(226,167)	47,376	(21)%
Other income (expense):
Interest expense, net	(10,875)	(52,680)	41,805	(79)%
Loss on debt extinguishment	(871)	—	(871)	NM
Other expense, net	(9,417)	(146,654)	137,237	(94)%
Loss before income taxes and equity in net profit (loss) of affiliates	(199,954)	(425,501)	225,547	(53)%
Income tax expense	—	1	(1)	NM
Loss before equity in net profit (loss) of affiliates	(199,954)	(425,502)	225,548	(53)%
Equity in net profit (loss) of affiliates	173	(262)	435	(166)%
Net loss from continuing operations	$(199,781)	$(425,764)	$225,983	(53)%

Basic and diluted net loss per share (1):
Net loss from continuing operations	$(3.89)	$(14.90)	$11.01	(74)%

Weighted-average shares outstanding, basic and diluted(1)	51,388,962	28,573,800	22,815,162	80%
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.

Revenues
Truck sales
During the three months ended September 30, 2024, we derived revenue from 88 Tre FCEV shipments and 2 Tre BEV shipments, compared to 3 Tre BEVs shipped during the three months ended September 30, 2023. Truck sales increased by $27.2 million, or 1149%, from negative $2.4 million during the three months ended September 30, 2023 to $24.8 million during the three months ended September 30, 2024. The increase in revenue was related primarily to the increase in sales volume along with the higher average selling price of FCEVs compared to BEVs. The increase was partially offset by an increase of $6.3 million in Tre BEV returns and expected returns during the three months ended September 30, 2024. We expect to re-sell returned BEVs in future periods after retrofits for the recall are completed.
Service and other
Service and other revenues include sales from delivered charging products to dealers and fleet customers, regulatory credit sales, hydrogen sales, and service parts and labor. Service and other revenues decreased by $0.3 million, or 47%, from $0.6 million during the three months ended September 30, 2023 to $0.3 million during the three months ended September 30, 2024, driven primarily by a decline in charging product sales due to the return of charging units during the three months ended September 30, 2024, which was partially offset by hydrogen sales during the three months ended September 30, 2024. We did not have sales of hydrogen during the three months ended September 30, 2023.
Cost of Revenues
Truck sales
Cost of revenues includes direct parts, material and labor costs, manufacturing overhead, including amortized tooling costs and depreciation of our manufacturing facility, freight and duty costs, reserves for estimated warranty expenses including recall campaigns, and inventory write-downs.
Cost of revenues related to truck sales decreased by $40.5 million, or 33%, from $122.7 million during the three months ended September 30, 2023 to $82.2 million during the three months ended September 30, 2024. The decrease is primarily attributed to the voluntary recall of BEV trucks initiated in the third quarter of 2023. Related to the recall, we accrued $61.8 million for estimated recall campaign costs and reserved $45.7 million for BEV battery pack and other components deemed excess and obsolete during the three months ended September 30, 2023. Decreases in cost of revenues were partially offset by an increase in volume of trucks sold, higher average costs to produce FCEVs compared to BEVs, and $15.3 million higher warranty expense, exclusive of recall campaigns, driven by volume and product mix.
Service and other
Cost of revenues relate primarily to direct materials, labor, outsourced manufacturing services and fulfillment costs for the sale of charging products, hydrogen, and service parts and labor.
Cost of revenues related to service and other revenue increased by $3.8 million, or 350%, from $1.1 million during the three months ended September 30, 2023 to $4.9 million during the three months ended September 30, 2024. The increase was primarily driven by direct material and dispensing costs associated with hydrogen sales and inventory write downs recognized on charging products during the three months ended September 30, 2024.
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
Research and development expenses decreased by $0.2 million, from $42.0 million during the three months ended September 30, 2023 to $41.8 million during the three months ended September 30, 2024. The decrease was primarily due to individually insignificant decreases aggregating to $4.1 million for depreciation and occupancy costs, outside development, expensed components and tooling related to FCEV prototype builds, stock compensation, travel, freight and other costs dedicated to research and development activities. Decreases were partially offset by an increase in personnel costs of $3.9 million.
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
Selling, general, and administrative expenses decreased by $16.4 million, or 28%, from $58.0 million during the three months ended September 30, 2023 to $41.6 million during the three months ended September 30, 2024. The decrease was primarily due to a decrease in stock-based compensation of $9.2 million, and a decrease in depreciation expense of $8.9 million related to the reassessment of useful lives of Tre BEV demos during the three months ended September 30, 2023. Decreases were partially offset by an increase in legal expenses of $1.5 million and a net increase in other general corporate expenses.
Impairment Expense
Impairment expense during the three months ended September 30, 2024 represents a $28.2 million impairment charge related to our indefinite lived intangible asset and $5.2 million related to goodwill.
Loss on Supplier Deposits
Loss on supplier deposits during the three months ended September 30, 2023 represents a loss on deposit for certain tooling and long-term supply agreements.
Interest Expense, net
Interest expense, net decreased by $41.8 million from $52.7 million during the three months ended September 30, 2023 to $10.9 million during the three months ended September 30, 2024. Interest expense, net decreased due to a reduction of interest expense on the Toggle Convertible Notes, Senior Convertible Notes and collateralized notes of $49.0 million. This was partially offset by issuance costs of $5.8 million related primarily to the issuance of Senior Convertible Notes during the three months ended September 30, 2024, additional interest expense on our financing obligations and finance leases of $0.8 million, and a decrease of interest income earned on our cash, cash equivalents and restricted cash balances of $0.6 million.
Loss on Debt Extinguishment
Loss on debt extinguishment of $0.9 million during the three months ended September 30, 2024, is primarily due to extinguishments of Senior Convertible Notes converted during the period.
Other Expense, net
Other expense, net decreased by $137.2 million from $146.7 million during the three months ended September 30, 2023 to $9.4 million during the three months ended September 30, 2024. The decrease is primarily attributed to a decrease in net losses from the revaluation of financial instruments of $137.3 million.
Income Tax Expense
Income tax expense was immaterial for the three months ended September 30, 2024 and 2023. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Profit (Loss) of Affiliates
Equity in net profit (loss) of affiliates was immaterial for the three months ended September 30, 2024 and 2023. Equity in net profit (loss) of affiliates represents our portion of net profit and losses from our equity method investment in WVR.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023
The following table sets forth our historical operating results for continuing operations for the periods indicated:

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
	(dollar amounts in thousands)
Revenues:
Truck sales	$61,008	$19,693	$41,315	210%
Service and other	2,989	4,614	(1,625)	(35)%
Total revenues	63,997	24,307	39,690	163%
Cost of revenues:
Truck sales	222,946	195,902	27,044	14%
Service and other	15,295	4,236	11,059	261%
Total cost of revenues	238,241	200,138	38,103	19%
Gross loss	(174,244)	(175,831)	1,587	(1)%
Operating expenses:
Research and development	121,458	168,286	(46,828)	(28)%
Selling, general, and administrative	126,157	159,443	(33,286)	(21)%
Impairment expense	33,419	—	33,419	NM
Loss on supplier deposits	—	18,433	(18,433)	(100)%
Total operating expenses	281,034	346,162	(65,128)	(19)%
Loss from operations	(455,278)	(521,993)	66,715	(13)%
Other income (expense):
Interest expense, net	(17,094)	(71,262)	54,168	(76)%
Gain on divestiture of affiliate	—	70,849	(70,849)	(100)%
Loss on debt extinguishment	(3,184)	(20,362)	17,178	(84)%
Other expense, net	(4,664)	(151,969)	147,305	(97)%
Loss before income taxes and equity in net loss of affiliates	(480,220)	(694,737)	214,517	(31)%
Income tax expense	92	1	91	NM
Loss before equity in net loss of affiliates	(480,312)	(694,738)	214,426	(31)%
Equity in net loss of affiliates	(865)	(16,287)	15,422	(95)%
Net loss from continuing operations	$(481,177)	$(711,025)	$229,848	(32)%

Basic and diluted net loss per share (1):
Net loss from continuing operations	$(10.12)	$(30.20)	$20.08	(66)%

Weighted-average shares outstanding, basic and diluted(1)	47,553,460	23,544,174	24,009,286	102%
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.

Revenues
Truck sales
During the nine months ended September 30, 2024, we derived revenue from 200 Tre FCEV shipments and 3 Tre BEV shipments, compared to 79 Tre BEVs shipped during the nine months ended September 30, 2023. Trucks sales increased by $41.3 million, or 210%, from $19.7 million during the nine months ended September 30, 2023 to $61.0 million during the nine months ended September 30, 2024. The increase in revenue is attributed to the increase in sales volume and higher average selling price of FCEVs compared to BEVs. The increase was partially offset by an increase of $14.3 million in Tre BEV returns and expected returns during the nine months ended September 30, 2024. We expect to re-sell returned BEVs in future periods after retrofits for the recall are completed.
Service and other
Service and other revenues decreased by $1.6 million, or 35%, from $4.6 million during the nine months ended September 30, 2023 to $3.0 million during the nine months ended September 30, 2024. The decrease was driven by a decline in charging product sales and service revenue and due to returns of charging units during the nine months ended September 30, 2024. This was partially offset by an increase of $2.7 million for sales of regulatory credits, and sales of hydrogen during the nine months ended September 30, 2024. We did not have sales of hydrogen or regulatory credits during the nine months ended September 30, 2023.
Cost of Revenues
Truck sales
Cost of revenues related to truck sales increased by $27.0 million, or 14%, from $195.9 million during the nine months ended September 30, 2023 to $222.9 million during the nine months ended September 30, 2024. Cost of revenues increased primarily due to the increase in volume of trucks sold during the nine months ended September 30, 2024, higher costs related to production of FCEVs compared to BEVs, and higher warranty expense of $30.8 million due to higher volume and product mix. This was partially offset by the accrual of $61.8 million for estimated recall campaign costs and $45.7 million reserve for BEV battery pack and other components deemed excess and obsolete that was recognized during the nine months ended September 30, 2023.
Service and other
Cost of revenues related to service and other revenue increased by $11.1 million, or 261%, from $4.2 million during the nine months ended September 30, 2023 to $15.3 million during the nine months ended September 30, 2024. The increase was primarily driven by a $3.7 million inventory reserve on charging products recognized during the nine months ended September 30, 2024 along with increases in direct material and dispensing costs associated with hydrogen sales.
Research and Development
Research and development expenses decreased by $46.8 million, or 28%, from $168.3 million during the nine months ended September 30, 2023 to $121.5 million during the nine months ended September 30, 2024. This decrease was primarily due to decreased spending on outside development, tooling, and expensed components related to FCEV prototype builds of $29.4 million, a decrease in stock compensation of $10.9 million, a decrease in personnel costs of $7.0 million, and decreases in travel and freight of $3.1 million. Decreases were partially offset by an increase of $1.8 million for depreciation and occupancy costs, and an increase of $1.8 million for other costs dedicated to research and development activities.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $33.3 million, or 21%, from $159.4 million during the nine months ended September 30, 2023 to $126.2 million during the nine months ended September 30, 2024. The decrease was driven by a reduction in stock based compensation of $31.7 million, a decrease in depreciation expense of $9.8 million, a decrease in personnel expenses of $7.8 million, and a decrease in legal expenses of $1.6 million. These decreases were partially offset by fees related to an equipment purchase cancellation of $15.6 million and a net increase in other general corporate expenses.

Impairment Expense
Impairment expense during the nine months ended September 30, 2024 represents a $28.2 million impairment charge related to our indefinite lived intangible asset and $5.2 million related to goodwill.
Loss on Supplier Deposits
Loss on supplier deposits during the nine months ended September 30, 2023 represents a loss on deposit for certain tooling and long-term supply agreements.
Interest Expense, net
Interest expense, net decreased by $54.2 million, or 76%, from $71.3 million during the nine months ended September 30, 2023 to $17.1 million during the nine months ended September 30, 2024. Interest expense, net decreased due to a reduction of interest expense on the Toggle Convertible Notes, Senior Convertible Notes and collateralized notes of $59.7 million, and a decrease in interest income earned on our cash, cash equivalents and restricted cash and cash equivalents balances of $5.0 million. These were partially offset by issuance costs of $5.8 million related primarily to the issuance of Senior Convertible Notes during the nine months ended September 30, 2024, and an increase in interest on our financing obligations and finance leases of $4.7 million.
Gain on Divestiture of Affiliate
Gain on divestiture of affiliate was $70.8 million for the nine months ended September 30, 2023, representing the consideration for the divestiture of Nikola Iveco Europe GmbH and related License Agreement, in excess of the basis of our investment as of the divestiture date.
Loss on Debt Extinguishment
Loss on debt extinguishment decreased by $17.2 million, or 84%, from $20.4 million during the nine months ended September 30, 2023 to $3.2 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, loss on debt extinguishment represented the loss on exchange of $100.0 million of June 2022 Toggle Convertible Notes for the issuance of $100.0 million April 2023 Toggle Convertible Notes. During the nine months ended September 30, 2024, the loss on debt extinguishment represents extinguishments of 8.25% Convertible Notes and Senior Convertible Notes converted during the period.
Other Expense, net
Other expense, net decreased by $147.3 million from $152.0 million during the nine months ended September 30, 2023 to $4.7 million during the nine months ended September 30, 2024. The decrease is primarily attributed to a decrease in net losses from the revaluation of financial instruments of $144.9 million, along with a decrease of losses from the sale of assets and an increase in government grant income.
Income Tax Expense
Income tax expense was immaterial for the nine months ended September 30, 2024 and 2023. We have accumulated net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates decreased by $15.4 million, from $16.3 million for the nine months ended September 30, 2023 to $0.9 million for the nine months ended September 30, 2024. The decrease was driven by the divestiture of Nikola Iveco Europe GmbH during the second quarter of 2023.
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
The following table reconciles net loss from continuing operations to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss from continuing operations	$(199,781)	$(425,764)	$(481,177)	$(711,025)
Interest expense, net	10,875	52,680	17,094	71,262
Income tax expense	—	1	92	1
Depreciation and amortization	11,720	16,996	33,408	28,758
EBITDA	(177,186)	(356,087)	(430,583)	(611,004)
Impairment expense	33,419	—	33,419	—
Stock-based compensation	8,601	18,659	25,337	68,916
Loss on supplier deposits	—	716	—	18,433
Gain on divestiture of affiliate	—	—	—	(70,849)
Loss on debt extinguishment	871	—	3,184	20,362
Loss / (gain) on disposal of assets	(237)	—	2,921	—
Equipment purchase cancellation	—	—	15,613	—
Revaluation of financial instruments	8,431	145,717	6,284	151,151
Regulatory and legal matters (1)	2,491	2,432	6,788	5,673
Adjusted EBITDA	$(123,610)	$(188,563)	$(337,037)	$(417,318)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Net loss from continuing operations	$(199,781)	$(425,764)	$(481,177)	$(711,025)
Impairment expense	33,419	—	33,419	—
Stock-based compensation	8,601	18,659	25,337	68,916
Debt issuance costs for Senior Convertible Notes	4,890	—	4,890	—
Loss on supplier deposits	—	716	—	18,433
Gain on divestiture of affiliate	—	—	—	(70,849)
Loss on debt extinguishment	871	—	3,184	20,362
Revaluation of financial instruments	8,431	145,717	6,284	151,151
Loss / (gain) on disposal of assets	(237)	—	2,921	—
Equipment purchase cancellation	—	—	15,613	—
Regulatory and legal matters(1)	2,491	2,432	6,788	5,673
Non-GAAP net loss	$(141,315)	$(258,240)	$(382,741)	$(517,339)

Non-GAAP net loss per share, basic and diluted	$(2.75)	$(9.04)	$(8.05)	$(21.97)

Weighted average shares outstanding, basic and diluted	51,388,962	28,573,800	47,553,460	23,544,174
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Most comparable GAAP measure:
Net cash used in operating activities	$(149,377)	$(91,259)	$(399,533)	$(378,424)
Net cash used in investing activities	(13,558)	(115)	(22,342)	(55,642)
Net cash provided by financing activities	98,080	188,119	145,671	512,257

Non-GAAP measure:
Net cash used in operating activities	(149,377)	(91,259)	(399,533)	(378,424)
Purchases of property, plant and equipment	(13,558)	(20,690)	(43,740)	(108,409)
Adjusted free cash flow	$(162,935)	$(111,949)	$(443,273)	$(486,833)
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
We have taken steps to reduce our cash requirements in an effort to extend our cash runway and may need to do so again in the future. If additional capital is not available to us when and in the amounts needed, we may have to significantly reduce our spending, delay, scale back, or abandon some or all of our operations and development programs, change our corporate structure or cancel planned activities and may not have sufficient resources to conduct our business, which would materially harm our business, financial condition and results of operations. The result of our ASC 205-40 analysis, due to uncertainties discussed above, is that there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of these condensed consolidated financial statements. We estimate that our existing financial resources are only adequate to fund our forecasted operating costs and meet our obligations into, but not beyond, the first quarter of 2025.
Since inception, we financed our operations primarily from the sales of common stock, the business combination, redemption of warrants, and the issuance of debt. As of September 30, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $198.3 million.
During the second quarter of 2022, we completed a private placement of $200.0 million aggregate principal amount of the June 2022 Toggle Convertible Notes, which mature on May 31, 2026. Net proceeds from the issuance were $183.2 million. See Note 6, Debt and Finance Lease Liabilities, for additional details regarding conversions, interest and optional redemptions.
During the third quarter of 2022, we entered into an Equity Distribution Agreement with Citi, which was subsequently amended and restated during the third quarter of 2023, pursuant to which we can issue and sell shares of our common stock with an aggregate maximum offering price of $600.0 million. Through September 30, 2024, we sold an aggregate of 9,048,045 shares of common stock under the Equity Distribution Agreement, and received approximately $352.7 million in net proceeds from the Equity Distribution Agreement, after deduction of commissions to the sales agent and issuance fees. During the three and nine months ended September 30, 2024, we sold 2,104,738 and 5,258,862 shares of common stock and received net proceeds of approximately $20.8 million and $71.7 million, respectively, after deduction of commissions to the sales agent and issuance fees. As of September 30, 2024, we had approximately $237.9 million remaining available under the Equity Distribution Agreement.
During the third quarter of 2024, we entered into a securities purchase agreement with an investor pursuant to which we may, subject to the terms and conditions of the agreement, issue and sell up to $160.0 million in initial principal amount of senior convertible notes (the "Third Purchase Agreement Notes") in a registered direct offering. We consummated an initial closing for the sale of $80.0 million in aggregate principal amount of Third Purchase Agreement Notes on August 19, 2024.
Short-Term Liquidity Requirements
As of September 30, 2024, our current assets were $391.5 million, consisting primarily of cash and cash equivalents of $198.3 million, inventory of $76.1 million and prepaid expenses and other current assets of $62.0 million, and our current liabilities were $335.8 million, primarily comprised of accrued expenses and accounts payable, which includes $80.3 million related to the SEC settlement and $34.1 million for the current portion of warranty reserves. For the three and nine months ended September 30, 2024, we recognized net losses of $199.8 million and $481.2 million, respectively, and we experienced negative cash flow from operations of $399.5 million for the nine months ended September 30, 2024.
Our short-term liquidity is expected to be utilized to execute our business strategy over the next twelve month period including (i) performing recall work related to the BEV recall, (ii) maintaining the Coolidge manufacturing facility, (iii) continuing to develop and maintain our energy infrastructure, and (iv) scaling the production, distribution, and servicing of the FCEV and BEV trucks. However, actual results could vary materially and negatively as a result of a number of factors, including:
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
•our ability to service or repay our debt obligations as they become due or refinance these obligations;
•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•the costs of general and administrative personnel, including accounting and finance, legal and human resources, as well as costs related to litigation, investigations, or settlements; and
•other risks discussed in the section entitled "Risk Factors."
For at least the next twelve months, we expect our principal demand for funds will be for our ongoing activities described above. In addition to those activities, our short term liquidity will be utilized to fund the current portion of non-

cancellable commitments including leases, purchase commitments, and debt obligations, including the Exchange Cap Redemption Amount as described in Note 13, Subsequent Events. During the nine months ended September 30, 2024, we entered various commitments primarily related to lease agreements for facilities and hydrogen fueling infrastructure which have not yet commenced. Undiscounted payments related to these obligations are $75.6 million as of September 30, 2024. See Note 11, Commitments and Contingencies, for additional details.
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
As of September 30, 2024, we anticipate that our capital expenditures for the remainder of fiscal year 2024 will be approximately $20.0 million. Actual capital expenditures will also be dependent on availability of capital as well as third party lead times.
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
Since the date of our incorporation, we have not engaged in any off balance sheet arrangements, as defined in the rules and regulations of the SEC. For the three and nine months ended September 30, 2024, there have been no other material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
As of September 30, 2024, our long-term liquidity requirements include debt repayments, lease arrangements, and long-term purchase commitments. During the nine months ended September 30, 2024, we entered various commitments primarily related to lease agreements for facilities and hydrogen fueling infrastructure which have not yet commenced. Undiscounted payments related to these obligations are $75.6 million as of September 30, 2024. See Note 11, Commitments and Contingencies, for additional details.
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

Summary of Cash Flows
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(399,533)	$(378,424)
Net cash used in investing activities	(22,342)	(55,642)
Net cash provided by financing activities	145,671	512,257

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
Net cash used in operating activities was $399.5 million for the nine months ended September 30, 2024. The most significant component of our cash used during this period was net loss from continuing operations of $481.2 million, which included $56.6 million for inventory write downs, $33.4 million related to depreciation and amortization, $33.4 million related to impairment expense, $25.3 million related to stock-based compensation, $11.9 million non-cash interest expense, other non-cash charges of $18.9 million, and net cash outflows of $97.9 million from changes in operating assets and liabilities primarily driven by increases in inventory, accounts receivable, net and prepaid expenses and other current assets, partially offset by increases in other long-term liabilities.
Net cash used in operating activities was $378.4 million for the nine months ended September 30, 2023. The most significant component of our cash used during this period was a net loss from continuing operations of $711.0 million, which included $195.1 million net losses on revaluation of financial instruments, gain on divestiture of affiliate of $70.8 million, $68.9 million related to stock-based compensation, $64.5 million inventory write downs, $72.8 million non-cash interest expense, other non-cash charges of $43.7 million and net cash outflows of $41.7 million from changes in operating assets and liabilities primarily driven by an increase in prepaid expenses and other current assets partially offset by a decrease in accounts receivable, net.
Cash Flows from Investing Activities
Cash flows used in investing activities primarily relate to capital expenditures to support our growth, offset by proceeds from the sale of assets. Net cash used in investing activities is expected to continue as we maintain our truck manufacturing facility in Coolidge, Arizona, and develop our hydrogen infrastructure network.
Net cash used in investing activities was $22.3 million for the nine months ended September 30, 2024, which was due to $43.7 million in purchases of and deposits for capital equipment and investments, primarily for hydrogen infrastructure, partially offset by proceeds of $21.4 million related to the sale of assets.
Net cash used in investing activities was $55.6 million for the nine months ended September 30, 2023, which was primarily due to $108.4 million in purchases of and deposits for capital equipment, costs of expansion for our facilities, and investments in our hydrogen infrastructure and $3.0 million other investing outflows, partially offset by proceeds of $35.0 million related to the divestiture of Nikola Iveco Europe GmbH and proceeds of $20.7 million related to the sale of assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $145.7 million for the nine months ended September 30, 2024, which was due to gross proceeds from the issuance of Senior Convertible Notes of $80.0 million, proceeds from the issuance of common stock under the Equity Distribution Agreement of $73.5 million, proceeds from the issuance of insurance premium financing of $4.6 million, partially offset by payments for coupon make whole premiums of $4.6 million, and other net finance outflows of $7.8 million.
Net cash provided by financing activities was $512.3 million for the nine months ended September 30, 2023, which was due to proceeds from the issuance of additional Senior Convertible Notes of $217.1 million, proceeds from the issuance of common stock under the Equity Distribution Agreement of $115.0 million, proceeds from the Tumim Purchase Agreements of approximately $67.6 million, net proceeds from the Direct Offering of $63.5 million, proceeds from the issuance of financing obligations of $53.5 million, proceeds from the Public Offering of $32.2 million, partially offset by other finance charges of $36.7 million.
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
There have been no substantial changes to these estimates, or the policies related to them during the three and nine months ended September 30, 2024. For a full discussion of these estimates and policies, see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $198.3 million and $464.7 million, respectively. As of September 30, 2024 and December 31, 2023, we had a cash and cash equivalents balance of $27.8 million and $29.8 million, respectively, which consisted of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
For the three months ended September 30, 2024 and 2023, we recorded a loss of $1.7 million and a gain of $1.0 million, respectively, for foreign currency exchange adjustments. For the nine months ended September 30, 2024 and 2023, we recorded a loss of $0.6 million and a loss of $0.4 million, respectively, for foreign currency exchange adjustments.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, including a material weakness related to our information technology general controls ("ITGC") that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended.
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
Changes in Internal Control over Financial Reporting
Other than the changes from our implementation of the remediation plans above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Risks Related to Our Business and Industry
We have a history of losses, expect to incur significant expenses and continuing losses for the foreseeable future, and there is substantial doubt about our ability to continue as a going concern.
We incurred net losses of $966.3 million, $812.7 million and $481.2 million for the year ended December 31, 2023 and for the nine months ended September 30, 2023 and 2024, respectively, and have an accumulated deficit of approximately $3.6 billion from the inception of Nikola Corporation, a Delaware corporation, prior to the merger with VectoIQ, or Legacy Nikola, through September 30, 2024. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to generate significant margin from our trucks, which may not happen. We have determined under our ASC 205-40 analysis, there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. We currently estimate that our existing financial resources are only adequate to fund our forecasted operating costs and meet our obligations into, but not beyond, the first quarter of 2025. We have taken steps to reduce our cash requirements in an effort to extend our cash runway and may need to do so again in the future. In addition, these activities may harm our business.
Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify or terminate our operations and our planned business activities. See “We need to raise additional capital to continue as a going concern, which capital may not be available to us when we need it. If we cannot raise additional capital when needed, our operations and prospects will be negatively affected.”
We intend to employ various strategies to obtain the required funding for future operations, including continuing to access capital through the Equity Distribution Agreement. However, the ability to access the Equity Distribution Agreement is dependent on our common stock trading volumes, and the market price of our common stock which cannot be assured and as a result cannot be included as a source of liquidity for our ASC 205-40 analysis.
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
•continue our sales and marketing activities;

•develop our distribution infrastructure; and
•continue our general and administrative functions to support our operations.
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
We need to raise additional capital to continue as a going concern, which capital may not be available to us when we need it. If we cannot raise additional capital when needed, our operations and prospects will be negatively affected.
Our business is capital-intensive. We currently estimate that our existing financial resources are only adequate to fund our forecasted operating costs and meet our obligations into, but not beyond, the first quarter of 2025. As a result, we need to raise additional capital in the short- and long-term to operate our business, scale or continue our manufacturing and continue to roll out our hydrogen fueling solutions, among other activities. We have and may continue to raise additional funds through the issuance of equity, equity-linked or debt securities, strategic partnerships, licensing arrangements, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, introduce new vehicles, build hydrogen fueling solutions and undertake other business activities. Additional funds may not be available to us on a timely basis, in the amounts needed, on reasonable terms, or terms favorable to us, or at all. If we raise capital by issuing equity or equity-linked securities, significant dilution to our stockholders could result. Any equity or equity-linked securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations and may require us to pledge certain assets. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.
Further, the doubt regarding our ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. If we cannot raise additional capital when we need it, we may have to significantly reduce our spending, delay, scale back or cancel some or all of our planned business activities or operations, sell assets, or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned. For example, in October 2024, we reduced our workforce in order to better align our staffing with our current needs. However, this reduction in force may result in unintended consequences and costs, such as loss of institutional knowledge, decreased morale, an adverse impact on our reputation and challenges in attracting new talent as well as retaining experienced employees in the future. It we cannot raise sufficient capital when needed, we may be forced to curtail or discontinue our operations, which could materially and adversely affect our financial condition, results of operations, business, and prospects. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to the Equity Distribution Agreement, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
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
Our success is dependent upon the trucking market's willingness to adopt FCEV and BEV trucks.
Our success is highly dependent upon the adoption by the trucking market of hydrogen fuel cell and electric trucks, which adoption continues to take longer than we expected. If the market for our FCEV and BEV trucks does not develop at the rate or to the extent that we expect, our business, prospects, financial condition and operating results will be harmed. The market for hydrogen fuel cell and electric trucks is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors or potential competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.
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
•the availability of refueling infrastructure and associated costs;
•concerns about the availability of hydrogen solutions, including those we have deployed and plan to develop and deploy, which could impede our ongoing efforts to promote FCEV trucks as a desirable alternative to diesel trucks;
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
Further, we sell our trucks to dealers in our network and rely on the dealers to sell them to end users. The end users of our trucks will need to continually assess their charging and fueling capacity and may need to build additional infrastructure prior to ordering or receiving trucks from dealers. In addition, dealers have and may continue to experience delays in receiving proceeds from the California Hybrid Zero Emission Truck and Voucher Incentive Program ("HVIP"), the New York Truck Voucher Incentive Program ("NYTVIP"), the New Jersey Zero-Emission Incentive Program ("NJZIP") or other government incentive programs, which many of our dealers are leveraging for the first time. To qualify for HVIP, NYTVIP or NJZIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user. There can be no assurances that our FCEV or BEV trucks will continue to qualify for these or other incentive programs, or that HVIP, NYTVIP and NJZIP incentives will remain in effect. Any reduction, termination or failure to qualify for incentives, or any repeal of, or modification to, HVIP, NYTVIP or NJZIP incentives, would result in increased prices for our trucks, which would harm our business.
The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.
We currently, and expect to continue to, benefit from certain government subsidies and economic incentives that support the development and adoption of our vehicles. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, presidential administration changes, delays in promulgating regulations implementing new legislation, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles or other reasons may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our FCEV and BEV trucks in particular. This could materially and adversely affect the growth of the alternative fuel vehicle markets and our business, prospects, financial condition and operating results.
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
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. Our future expansion is dependent on our ability to raise sufficient capital and may include:
•forecasting production and revenue;

•controlling expenses and investments in anticipation of expanded operations;
•establishing or expanding validation, manufacturing, sales and service facilities;
•continuing to develop our hydrogen fueling capabilities;
•enhancing administrative infrastructure, systems and processes; and
•hiring and training personnel, as production scales.
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
Our primary sales conduit is expected to be through our dealer network. For the year ended December 31, 2023, we sold FCEV and BEV trucks to 10 dealers, with four dealers individually representing sales in excess of 10% of total revenue. For the three months ended September 30, 2024, we sold FCEV and BEV trucks to six dealers, with three dealers individually representing sales in excess of 10% of total revenue. Although we continue to seek to broaden our user base in both quantity and type of truck end users, we may continue to be dependent on a small number of dealers for a significant portion of our sales. The loss of a significant dealer, or a significant reduction in sales to any such dealer, could have a material adverse effect on our financial condition and results of operations.
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
The recall was initiated following a battery pack thermal event that was preliminarily determined to be caused by a defect within components of the existing battery pack. In investigating the root causes of the thermal event, which is ongoing, it was discovered that additional process and design changes may be necessary and that cell-level issues may need to be addressed beyond the initially identified coolant manifold replacement. We determined that the battery packs in dealer and end user trucks at the time of the recall would be retrofit with battery packs from an alternative supplier. The battery replacement commenced in late 2023, and the first truck was returned to a customer in March 2024. Recalled trucks are expected to be returned to end users and to dealers during the first half of 2025, pending supply chain or other issues, including the need for additional changes to the recalled trucks. There can be no guarantee as to when we will be able to repair the BEV trucks previously sold to our dealers, many of which they sold to their end-user customers, or our existing inventory of BEV trucks so that they may be sold or resume production of our BEV trucks. We accrued recall campaign costs of $56.7 million, of which $34.9 million has been incurred through September 30, 2024, for the BEV trucks that are expected to be returned to dealers and end users once the recall work is complete. If costs related to these events are higher than we expect, if it takes longer to repair and return the affected trucks, if the needed repairs are more extensive than we currently anticipate, or if we are unable to sell our existing inventory or resume production of our BEV trucks on a timely basis, our business, results of operations and financial condition may be adversely impacted.

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
•availability and reliability of hydrogen fueling capabilities;
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
We have limited manufacturing experience and no experience to date in high volume manufacturing of our trucks. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable and cost-effective sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our trucks. Even if we are successful in developing our high volume manufacturing capability and processes and reliably source our component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of end users. Any failure to develop and maintain such manufacturing processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results, and financial condition.

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
We have and may continue to experience increases in the cost or a sustained interruption in the supply or shortage of raw materials and components, including, but not limited to, battery cells and packs, semiconductors, integrated circuits, hydrogen tanks, traction motors, traction inverters and modular fuelers. Any such increase or supply interruption have and may in the future materially negatively impact our business, prospects, financial condition and operating results.
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
We and our strategic partners have and expect to continue to construct and service, or invest in the construction and servicing of, hydrogen fueling solutions. We expect to continue to undertake such construction or service with partners or contractors, which will require significant cash investments and has and may continue to require us and our partners to acquire or lease suitable land, obtain licenses or permits, that may require compliance with additional rules, working conditions, wage requirements and other union requirements, adding costs and complexity to a construction project. Additionally, we and our partners have limited experience in the engineering, procurement, construction and operation of hydrogen fueling solutions. If we and our partners are unable to provide timely, cost effective and quality construction-related services related to our hydrogen fueling solutions, there could be material adverse effects on our business, prospects, financial condition and operating results.
In addition, such construction and servicing is subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, accessibility requirements, safety, environmental protection and related matters, and requires various local and other governmental approvals and permits that may vary by jurisdiction. All of the above has and may continue to cause delays or cost-overruns or may prevent construction or servicing of hydrogen fueling solutions. Meaningful delays or cost overruns, the ability to construct or operate fueling stations at desired locations, or the inability to construct or service hydrogen fueling solutions, could have a material adverse effect on our business, prospects, financial condition and operating results.
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
We, our strategic partners and other suppliers rely on complex technology to dispense hydrogen. Hydrogen dispensing technology is in the early stages and involves a significant degree of uncertainty and risk in terms of operational performance and costs. The dispensing technology has and will continue to suffer non-performance or unexpected malfunctions given its maturity level and unproven uptime and will depend on repairs to resume operations, which will involve significant additional costs and may not be available or may not be available in a timely manner. Non-performance or malfunctions of the dispensing technology would significantly affect the intended operational efficiency of our or other suppliers' hydrogen fueling solutions. The inability of customers to procure hydrogen due to non-performance or malfunctions of the dispensing technology has and may continue to limit the use of their FCEV trucks and could have a material adverse effect on our business, prospects, financial condition or operating results.

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
We compete in a rapidly evolving and highly competitive industry, and a number of private and public companies have announced plans to offer or are offering FCEV and/or BEV trucks, including, but not limited to, companies such as Daimler, Volvo, Tesla, BYD, Peterbilt, XOS, Lion, Hyundai, Toyota, Hyzon, and others. Based on publicly available information, a number of these competitors have displayed prototype trucks and have announced target availability and production timelines, while others have launched products or pilot programs in some markets. In addition, we are aware that several potential competitors are currently manufacturing and selling Class 8 BEV trucks. While some competitors may choose to offer BEV trucks, others such as Hyundai, Toyota and Hyzon have announced that they offer or plan to offer FCEV trucks and invest in hydrogen stations for refueling. In addition, our principal competition for our trucks are manufacturers of trucks with internal combustion engines powered by diesel fuel.
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
We have entered into agreements with certain suppliers of hydrogen that include “take or pay” terms. Take or pay terms obligate us to purchase a minimum quantity of hydrogen within certain time periods or make specified payments in lieu of such purchase. If we fail to secure adequate demand for hydrogen, we have and may continue to not be able to consume minimum commitments under these take or pay contracts, requiring payments to suppliers, which may have a material adverse impact on our business, financial condition and results of operations. See Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for additional information.
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
Our trucks contain complex vehicle control and management systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our trucks and related systems. However, bad actors may attempt to gain unauthorized access to modify, alter and use such networks, trucks and systems to gain control of or to change our trucks’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the truck. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our trucks or their systems, or any unauthorized access to or loss of end user data, could result in risks to end users or failure of our systems, any of which could result in interruptions in our business, legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our trucks, systems or data, as well as other factors that may result in the perception that our trucks, systems or data are capable of being hacked could negatively affect our brand and harm our business, prospects, financial condition, and operating results.

Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.
We outfit our trucks with in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems, many of which rely on services provided by third-party vendors. Our systems may be vulnerable to damage or interruption from, among others, fire, terrorist attacks, attacks by computer hackers or other cybersecurity risks, accidental software or hardware failures, natural disasters, power loss, telecommunications failures, computer viruses, computer denial-of-service attacks or other attempts to harm our systems. Our data centers or on-premises systems could also be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Any problems with our cloud providers or colocation data centers could result in lengthy interruptions in our service. In addition, our trucks are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our business or the failure of our systems.
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
Our alternative fuel and electric trucks, and the sale and servicing of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. We have and expect to continue to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, including but not limited to:
•increased subsidies for corn and ethanol production, which could reduce the operating cost of vehicles that use ethanol or a combination of ethanol and gasoline; and
•increased sensitivity by regulators to the needs of established motor vehicle manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.
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
We have received and expect to continue applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies, as well as the sale of hydrogen. We are initially focusing our efforts in California in part because of the incentives that are available. For example, in 2023, the CTC awarded us a grant under the Trade Corridor Enhancement Program ("TCEP") to build up to four heavy-duty hydrogen refueling stations across Southern California, subject to compliance with follow on requirements, including timing and completion of certain milestones. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs, approval of our applications to participate in such programs and, in certain instances, compliance with ongoing requirements. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any additional grants, loans and other incentives or achieving the follow on requirements to receive funding of grants awarded. If we are not successful in obtaining any of these incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially and adversely affected.
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
Risks Related to Our Convertible Indebtedness
We may not have sufficient cash flow from our business to pay our substantial debt, and we may not be able to refinance or restructure our debt.
As of September 30, 2024, an aggregate of $201.1 million of convertible debt was outstanding, consisting of $130.3 million, $11.9 million, $57.1 million and $1.8 million in aggregate principal amount of our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes, Third Purchase Agreement Notes and 8.25% Convertible Notes, respectively. As of December 31, 2023, $123.5 million, $11.5 million, and $21.6 million in aggregate principal amount of our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes, respectively, were outstanding. The terms of our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes allow us to issue additional June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes, respectively, in lieu of paying cash interest thereon. In October 2024, we received conversion notices under the Third Purchase Agreement Notes for an aggregate of $33.7 million of aggregate principal amount, make-whole amount and accrued and unpaid interest, which we are obligated to settle in cash for $39.3 million (the "Exchange Cap Redemption Amounts") as we have already issued the maximum amount of shares that may be issued under the Third Purchase Agreement Notes without obtaining stockholder approval. The holder agreed to defer settlement of the Exchange Cap Redemption Amounts until the earlier of (x) the occurrence of any bankruptcy event of default, (y) if we and the holder mutually agree to exchange, in whole or in part, the Exchange Cap Redemption Amounts into securities of the Company, solely with respect to such applicable portion of the Exchange Cap Redemption Amount that is to be exchanged, the time immediately prior to such exchange and (z) December 31, 2024 (or such other date as we and the holder may mutually agree in writing from time to time). If the payment of the Exchange Cap Redemption Amounts is not paid, discharged, cured or waived as provided in the applicable indentures, the holders of our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and the 8.25% Convertible Notes may have the right to accelerate such notes.
Our ability to repay principal and interest at maturity, to pay interest on or to refinance our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes, Third Purchase Agreement Notes, 8.25% Convertible Notes or any future indebtedness we may incur or to pay the Exchange Cap Redemption Amounts depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. While, in lieu of paying cash interest on our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes, we have and may continue to elect to pay interest in kind, that election will increase the aggregate principal amount of those notes and in the case of our June 2022 Toggle Convertible Notes, could result in a further dilutive issuance of shares of our common stock if such notes are converted. Our business has not and may not in the future generate cash flow from operations sufficient to service our debt and make necessary capital expenditures, or repay our outstanding indebtedness. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may incur a substantial amount of debt or take other actions which would intensify the risks discussed above, and significant indebtedness may prevent us from taking actions that we would otherwise consider to be in our best interests.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. The indentures governing our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes, Third Purchase Agreement Notes and 8.25% Convertible Notes do not

restrict us from incurring any unsecured debt; however, the indentures governing our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes allow us to incur secured debt of up to $500.0 million.
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
In addition to the Exchange Cap Redemption Amount referred to in “We may not have sufficient cash flow from our business to pay our substantial debt, and we may not be able to refinance or restructure our debt” above, we will be required to make cash payments to holders of our Third Purchase Agreement Notes with respect to any future conversions of the remaining outstanding Third Purchase Agreement Notes unless we first obtain stockholder approval to issue additional shares of common stock upon conversion. Holders of our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change or a change of control transaction as defined in those notes at a repurchase price equal to 100% of the capitalized principal amount of the notes to be repurchased, in the case of a fundamental change, or 130% of the capitalized principal amount of the notes to be repurchased, in the case of a change in control transaction, plus accrued and unpaid interest, if any. Holders of 8.25% Convertible Notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change or a change of control transaction as defined in those notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased in the case of a fundamental change plus accrued and unpaid interest, if any. In addition, upon conversion of our June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. In addition, upon conversion of our 8.25% Convertible Notes, we will be required to deliver to the converting holder in cash a coupon make-whole premium in an amount equal to the present value of all regularly scheduled payments of interest due on each interest payment date of such notes until the maturity date thereof discounted based on United States treasuries plus 50 basis points. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes, or to pay cash upon conversions of such notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase our June 2022 Toggle Convertible Notes, June 2023 Toggle Convertible Notes and 8.25% Convertible Notes at a time when the repurchase is required by the indenture that governs such notes or to pay any cash payable on future conversions of such notes as required by the indenture that governs such notes would constitute a default under such indenture. A default under any such indenture or the occurrence of the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase such notes or make cash payments upon conversions of such notes.
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
•the timing and magnitude of our investments in our business;
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
Material impairment of indefinite or long-lived assets may adversely impact our results of operations.
During the three months ended September 30, 2024, we recorded impairment charges of $33.4 million related to our indefinite lived intangible assets and goodwill, resulting from a sustained decline in our stock price and market capitalization. If the future growth and operating results of our business are not in line with our expectations and/or our market capitalization continues to decline, this could further impact the assumptions and estimates used in calculating the recoverability and fair value of intangible and fixed assets. To the extent any additional future impairment occurs, the carrying value of the affected assets will be written down to an implied fair value and an impairment charge will be made on our condensed consolidated statements of operations. Such an impairment charge could materially and adversely affect our operating results.
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

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended September 30, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1
Second Amended and Restated Certificate of Incorporation of Nikola Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2024).

3.2		Amended and Restated Bylaws (as amended as of February 5, 2024) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2024).
4.1
Third Supplemental Indenture (including Form of Note), by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, as trustee, dated August 19, 2024 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed on August 19, 2024).

10.1
Securities Purchase Agreement, by and between Nikola Corporation and the investors named therein, dated August 19, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2024).

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
Date: October 31, 2024