Form 10-K
period 2024-12-31
Nikola Corp
filed 2025-10-09
CIK 1731289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number 001-38495
Nikola Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-4151153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 27028	85285
Tempe, Arizona
(Address of Principal Executive Offices)	(Zip Code)
(480) 581-8888
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of class)
Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 28, 2024, based on the closing price of $8.19 for shares of the Registrant’s common stock as reported by The Nasdaq Stock Market LLC, was approximately $395.8 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒
The registrant had outstanding 119,434,873 shares of common stock as of October 7, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE
As previously disclosed, on February 19, 2025, Nikola Corporation (the “Company” or “Nikola”) and certain of its direct and indirect domestic subsidiaries (together with the Company, the “Company Parties”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) thereby commencing the chapter 11 cases being jointly administered by the Bankruptcy Court as Case No. 25-10258 (TMH) (the "Bankruptcy Cases"). The Company Parties also filed a motion seeking authorization to pursue a structured sale of their assets pursuant to Section 363 of the Bankruptcy Code.
Filing the Bankruptcy Petitions constituted an event of default that accelerated certain obligations outstanding under the Indenture, dated as of June 1, 2022 (as amended and supplemented by the First Supplemental Indenture dated as of April 3, 2023, the Second Supplemental Indenture dated as of April 10, 2023, the Third Supplemental Indenture dated as of June 23, 2023, the Fourth Supplemental Indenture dated as of November 13, 2024 and the Fifth Supplemental Indenture dated as of November 27, 2024, the “June 2022 Toggle Convertible Notes Indenture”), among the Company, Nikola Subsidiary Corporation, a Delaware corporation (the “Guarantor”), and U.S. Bank Trust Company, National Association (“U.S. Bank”), as trustee, that governs the Company’s 8.00% / 11.00% Convertible Senior PIK Toggle Notes due 2026; and the Indenture, dated as of June 23, 2023 (as amended and supplemented by the First Supplemental Indenture dated as of November 13, 2024 and the Second Supplemental Indenture, dated as of November 27, 2024, the “June 2023 Toggle Convertible Notes Indenture”), among the Company, the Guarantor, and U.S. Bank, as trustee, that governs the Company’s 8.00% / 8.00% Series C Convertible Senior PIK Toggle Notes due 2026.
On February 26, 2025, the Company’s common stock, $0.0001 par value per share was suspended from trading on The Nasdaq Stock Market LLC (“Nasdaq”). The Company filed a Form 25 with the Securities and Exchange Commission (the "SEC") on April 3, 2025 to effect the voluntary delisting and deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the delisting and deregistration become effective on the opening of business on April 14, 2025. As of January 2, 2025, the first business day of fiscal year 2025, the Company had fewer than 300 shareholders of record and as a result, was not subject to any periodic reporting obligations under Section 15(d) of the Exchange Act. The Company intends to file a Form 15 as soon as possible after filing this report.
On June 23, 2025, the Company Parties filed a combined disclosure statement and chapter 11 plan of liquidation with the Bankruptcy Court (as amended or modified, the “Plan of Liquidation”). The Plan of Liquidation provides for liquidation of the Company Parties’ remaining assets, the creation of a liquidation trust, distributions to holders of allowed claims, and the wind down and dissolution of the Company Parties.
On September 5, 2025, the Bankruptcy Court issued a bench ruling confirming the Plan of Liquidation and approving the adequacy of the disclosures contained therein on a final basis. The Bankruptcy Court’s written order confirming the Plan of Liquidation was entered on September 12, 2025.
The Plan of Liquidation and the transactions contemplated therein will be implemented upon the satisfaction (or waiver, to the extent waivable) of the conditions precedent to the “Effective Date” of the Plan of Liquidation.
Pursuant to the Plan of Liquidation, all of the Company’s common stock and equity securities exercisable for the Company’s common stock will be cancelled by order of the Bankruptcy Court and holders of such equity interests will not receive anything on account of such interests. Holders of the Company’s common stock and other equity interests in the Company will not receive any distribution from Nikola or the Bankruptcy Court on account of their interests in the Company’s common stock.
Commencing in April 2025 through the date hereof, the Company has sold substantially all of its assets through the bankruptcy proceedings. The Company has ceased business operations, including the manufacture and sale of trucks, and is in the process of winding down its remaining operations. Unless specifically noted or the context clearly requires otherwise, all information set forth in this Annual Report on Form 10-K relates to the Company as it existed as of December 31, 2024, and prior to the Company's bankruptcy proceedings, including the sale of substantially all of its assets and the cessation of its business operations, and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of the Company after December 31, 2024, including with respect to the bankruptcy proceedings.

Forward-Looking Statements

This report contains forward-looking statements that are not historical facts. When used in this report, words such as “believe,” “may,” “will,” "shall," “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” "could," “plan,” “predict,” “potential,” "target," "goal," "strategy," “seem,” “seek,” “future,” “outlook,” and similar expressions are intended to identify forward looking statements. These are statements that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding the company’s expectations regarding its business model and strategy; expected business milestones and timing of completion thereof; the potential benefits from the company’s hydrogen offtake, distribution and dispensing plans; expectations regarding the company's hydrogen supply and plans to secure adequate hydrogen supply; the expected performance and specifications of company vehicles, distribution and fueling solutions; expectations and market acceptance of our trucks and hydrogen fueling solutions; government incentives and expectations regarding customer demand related to such incentives; potential benefits of planned and actual collaborations with strategic partners; the company’s plans with respect to its potential leasing arrangements; the company's plans with respect to its maintenance and service program; expectations regarding the Company's capital needs; expectations regarding cash uses and capital requirements; our ability to raise capital; beliefs regarding our competitive position; market opportunity; expectations regarding expense levels and costs; our beliefs regarding our ability to remediate our material weakness and the timing thereof; our critical judgements and estimates, and the sufficiency thereof; the expected scope, costs and timing related to the battery-electric truck recall, including the nature of the repairs, expected costs to repair the vehicles and timing of such expenses, and any potential offsets, timing of battery replacements, truck deliveries and sales; and expectations regarding the Effective Date. These statements are based on various assumptions, whether or not identified in this report, and on the current expectations of management and are not predictions of actual performance. These assumptions include, but are not limited to: our pending bankruptcy and liquidation; our actual financial and business performance; expected timing with respect to the production and attributes of our FCEV and BEV trucks; expectations regarding our hydrogen fuel solutions; the continued availability and level of hydrogen refueling for customers; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the execution of definitive agreements with our strategic partners and the success of our planned collaborations; our ability to continue as a going concern; our capital requirements and cash runway; our ability to obtain funding for our operations and planned operations; our sources and uses of cash; costs of capital; the ability to obtain parts and components on a timely basis and at the acceptable prices; the outcome of investigations, litigation, complaints, product liability claims and/or adverse publicity; the execution, market acceptance and success of our business model; developments relating to our competitors and industry; our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others; the impact of interest rates and inflation on our business; our business, expansion plans and opportunities; our ability to achieve cost reductions for our vehicles; end user demand for our trucks; assumptions regarding our recall campaign and warranty costs; the continued availability of government incentives; changes in applicable laws or regulations; and anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, the Company's pending bankruptcy proceedings and liquidation; the Effective Date of the Plan of Liquidation; the Company's ability to execute its business model, including demand for and market acceptance of its products and services; rates of acceptance by the market of battery electric and fuel cell trucks; changes in applicable laws or regulations; risks associated with the outcome of any legal, regulatory, or judicial proceedings to which we are, or may become a party; our capital requirements; changes in estimates regarding our need for capital and our cash runway; our ability to raise sufficient capital to meet our requirements and fund our business and the terms or any such capital; risks that actions we have taken or may take in the future to conserve capital harm our business; our ability to service, repay or refinance our debt; our ability to compete; the success of our business collaborations; regulatory developments in the United States; the grant, receipt and continued availability of federal and state incentives; the effects of interest rates, inflation, supply chain issues and other economic, business, and/or competitive factors; the effects of competition on our business; risks related to the recall, including higher than expected costs, the discovery of additional problems, delays retrofitting the trucks and delivering such trucks to customers, supply chain and other issues that may create additional delays, order cancellations as a result of the recall, litigation, complaints and/or product liability claims, and reputational harm; the cancellation of orders; design and manufacturing changes and delays, including shortages in parts and materials and other supply challenges; risks related to the rollout of our hydrogen fueling infrastructure and the timing thereof; construction risks and delays; the availability of access to hydrogen refueling facilities; risks associated with manufacturing batteries and fuel cell power modules; variations in and characteristics of the hydrogen fueling location, including but not limited to fueling hardware and software protocol, fuel amount, and fueling conditions, any of which may affect refueling times; our history of operating losses; risks that estimates for reserves are insufficient; and general economic, financial, legal, regulatory, political and business conditions and changes in domestic and foreign markets. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this report, all references to “Nikola,” “we,” “us,” or “our” mean Nikola Corporation.
Nikola™ and HYLA are trademarks of Nikola Corporation. We also refer to trademarks of other corporations and organizations in this report.

PART I
Commencing in April 2025 through the date hereof, the Company has sold substantially all of its assets and has ceased business operations, including the manufacture and sale of trucks. Unless specifically noted or the context clearly requires otherwise, all information set forth in this Annual Report on Form 10-K relates to the Company as it existed as of December 31, 2024 and prior to the Company’s bankruptcy proceedings, including the sale of substantially all of its assets and the cessation of its business operations, and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of the Company after December 31, 2024, including with respect to the bankruptcy proceedings. See the Explanatory Note and “Risk Factors” for more information.

Item 1. Business
Company Overview
We operate in two business units: Truck and Energy. The Truck business unit is commercializing hydrogen fuel cell electric vehicles ("FCEV") and battery electric vehicles ("BEV") Class 8 trucks that provide or are intended to provide environmentally friendly, cost-effective solutions to the short-haul, medium-haul, and long-haul trucking sector. The Energy business unit is developing hydrogen fueling infrastructure to support our FCEV truck owners, as well as other third-party customers.
We commenced commercial production of Tre BEVs in the first quarter of 2022 and commenced commercial production of the Tre FCEV in the third quarter of 2023, both at our manufacturing facility in Coolidge, Arizona.
Our global brand, HYLA, encompasses our energy products for procuring, distributing, and dispensing hydrogen to fuel our trucks. We expect to leverage multiple ownership structures where we either fully or partially own, or do not own, hydrogen production assets. In cases where we are able to source hydrogen supply, without ownership of hydrogen production assets, we have entered into long-term supply contracts where our costs and surety of supply are well-defined.
Shift to Zero-Emission Vehicles
Diesel vehicles are a major source of harmful air pollutants and U.S. greenhouse gas ("GHG") emissions. The associated local air pollution, particulates of oxides of nitrogen and particulate matter emissions, negatively impacts health and quality of life. Additionally, diesel exhaust has been classified as a potential human carcinogen by the Environmental Protection Agency (the "EPA") and the International Agency for Research on Cancer. Studies done on exposure to elevated levels of diesel exhaust indicate a greater risk of lung cancer.
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
Zero-Emission Vehicle Incentive Programs
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
The California Air Resources Board ("CARB") approved our Tre FCEV model to be eligible for CARB’s HVIP program. Purchases of the Tre FCEV in 2024 qualified for a base incentive valued at $240,000 per truck; $270,000 per truck for drayage fleets; or up to $288,000 per truck for fleets with (i) 10 trucks or less, (ii) performing drayage operations, and (iii) located within a disadvantaged community area. In addition, under the HVIP program our Tre BEV is eligible for a base incentive amount of $120,000, or $150,000 for drayage fleets. In addition to the funding provided by HVIP, purchasers of our Tre BEV and FCEVs also qualify for an additional $40,000 in clean commercial vehicle tax credits starting in 2023 from the federal government due to the passage of the IRA. Our Tre BEV is also approved for the NYTVIP, and is one of the first zero-emission Class 8 truck registered in the program. Participation in both programs provides an opportunity for Nikola’s Tre BEV to penetrate markets on both the West and East Coasts.
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
Similar to traditional original equipment manufacturers ("OEMs") in the passenger vehicle market, incumbent commercial transportation OEMs are typically burdened with legacy systems and the need to generate sufficient return on existing infrastructure, which historically created a reluctance to embrace new zero-emission drivetrain technology.
The global push for lower emissions combined with vast technological improvements in fuel cell and battery-electric powertrain technologies has resulted in well-established OEMs investing in zero-emission vehicle platforms. However, in the near term, it appears that their primary focus continues to be on their traditional internal combustion engine ("ICE") product lines, and they are only introducing zero-emissions products in limited capacity.
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

Products
Nikola's Class 8 BEV - Nikola Tre
The Nikola Tre Class 8 truck is a purpose built zero-emissions truck based on the S-WAY cab and chassis licensed from Iveco S.p.A. ("Iveco"). Nikola has developed and integrated our electrified propulsion, thermal management, technology, vehicle controls and infotainment. In addition, we redesigned many of the high-visibility components and body panels of the S-WAY truck and added several new interior features including a digital cockpit with an infotainment screen, instrument cluster, steering wheel, and new seats. The cab-over design is desirable for city center applications due to shorter vehicle length, improved maneuverability, and better visibility. Our BEV has a range of up to 330 miles and is designed to address the short and medium-haul market in North America. Sales of the Nikola Tre BEV began in the second quarter of 2022.
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
The Nikola Tre FCEV is targeted for medium missions ranging up to 500 miles per fill of the hydrogen tanks as well as multi-shift operations with limited refueling time. Its scalable architecture is expected to address the majority of the North American Class-8 day cab market. The Tre FCEV leverages the Tre BEV platform with modifications for hydrogen fuel cell operation, improved aerodynamics, thermal management systems, and light-weighting. Sales of the Nikola Tre FCEV began in the fourth quarter of 2023.
Nikola Energy
Energy Overview
Our energy products are comprised of our planned hydrogen fueling ecosystem and planned integrated BEV charging solutions. In January 2023, we launched a new brand for our hydrogen energy products called HYLA.
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
Hydrogen Fueling Ecosystem (HYLA Brand)
We are in the early stages of developing a hydrogen fueling ecosystem in North America to support Nikola FCEV purchasers.
We view the hydrogen fueling ecosystem in three main sectors: hydrogen supply, hydrogen distribution, and hydrogen storage and dispensing.
Hydrogen Supply
We expect to source hydrogen supply by leveraging multiple hydrogen production models including on-site production, large-scale "hub" production, or other alternative hydrogen production or procurement. We expect the hydrogen solution utilized in each case will depend on the unique characteristics near each potential station location and customer needs.
We expect to leverage multiple ownership structures where we either fully or partially own, or do not own hydrogen production assets. In cases where we are able to source hydrogen supply without ownership of hydrogen production assets, we may enter into long-term supply contracts where our costs and surety of supply are well-defined or have and may continue to source hydrogen for our customers at third party dispensing locations.

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
Modular Fueling Solutions
To facilitate customer and fleet demonstrations, and to accelerate adoption of our FCEV trucks, we have developed modular charging infrastructure that provides modular hydrogen storage and dispensing that can support customer fueling needs as fixed infrastructure is being developed and commissioned. In 2022, we announced the successful commissioning of the first HYLA 700 bar pressure hydrogen mobile fueler capable of fast back-to-back truck fueling. In the fourth quarter of 2023, we opened our first modular station in Ontario, California. Coupled with our hydrogen tube trailer with a 960 kg capacity, this is expected to allow customers to refuel trucks back-to-back. We also have strategic partnerships with a number of third party modular fueler suppliers and believe we have secured sufficient fuelers to help support our truck deployment plan.
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
•We have the ability to provide over the air updates and software fixes when the vehicles are stopped. This significantly reduces the time for repair, improves uptime, and continually monitors performance, efficiency, and overall utilization.
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
We opened the Nikola training academy facility in December 2021 on our Phoenix, Arizona campus. Our training model provides dealer technician training and certification on Nikola BEV and FCEV trucks. The current curriculum includes safety awareness, diagnostics, preventative maintenance, shop bay tooling, repair times and related technical competencies to support Class 8 vehicle services. Academy trainers have Class 8 industry experience, and an onsite dedicated service FCEV and BEV truck which are leveraged for the hands-on portion of certification. A portion of the facility is dedicated to a technical team that actively monitors fleets’ vehicle condition performance, assists dealers directly for troubleshooting guidance and alerts service personnel in the event a vehicle transmits a proactive warning that may impact reliability.
Dealer Network
We have created a sales and service dealer network that bring both over the road truck experience as well as power, infrastructure, and hydrogen experience and complement our integrated solutions strategy. Our focus is on locations in key metropolitan areas and at major intersections of the interstate highway system across the U.S. The dealer-based repair shop facilities are expected to have Nikola certified technicians, as well as a mobile service network tailored to meet carrier and fleet asset requirements.
Bosch Fuel Cell Supply
We entered into a Fuel Cell Supply Framework Agreement with Robert Bosch LLC ("Bosch") in August 2021, whereby we committed to purchase certain component requirements for fuel cell power modules ("FCPMs") from Bosch beginning on June 1, 2023 through December 31, 2030. We also entered into an FCPM Design and Manufacturing License Agreement with Bosch in September 2021, whereby Bosch granted us a non-exclusive and non-transferable license to intellectual property that will be used to adapt, further develop and assemble FCPMs provided by Bosch for use in the production of our FCEV trucks. The FCPM Design and Manufacturing License Agreement will continue in effect through December 31, 2030 unless extended by mutual agreement of the parties, or unless terminated by either party with written notice received by the non-terminating party or by Bosch in the event that (i) compliance with laws and regulations is no longer possible; (ii) Bosch determines that it is unable to protect its licensed materials as a result in a change in ownership and control of Nikola by a third party investor that is not a manufacturer of FCPMs; (iii) Bosch determines that it is unable to protect its licensed materials as a result of a third party manufacturer of FCPMs becoming a five percent owner of our shares; or (iv) we are in default of a payment for over one month period. Bosch continues to supply FCPMs assembled in Germany to us for trucks.
Manufacturing and Production
Our manufacturing facility is approximately 670,000 square feet of state-of-the art manufacturing technology. The manufacturing facility was designed and constructed with environmentally thoughtful features including energy efficient LED lighting, HVAC, industrial fans, day lighting, smart controls, low water use landscaping, and a 750 kW nameplate solar array that also serves as a shade structure for employee parking and powers eighteen electric car charging stations. Our manufacturing includes modern energy efficient equipment, electric automated guided vehicles ("AGVs") and electric forklifts.
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
Sustainability is at the core of our products and mission. To develop and execute our sustainability strategy we have appointed a sustainability team lead and partnered with a third party to perform a materiality assessment. The assessment aided in the development of internal practices for reporting reliable data on meaningful metrics for our industry and stakeholders. We have integrated sustainability oversight into the charter of our sustainability, nominating and corporate governance committee. This committee reviews our performance and provides input and oversight into our strategy. In addition, we released our environmental, social, and governance ("ESG") highlights for the calendar year 2022 and 2023.
Safety
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

Employees
As of December 31, 2024, we had approximately 940 employees, the majority of whom are located in Coolidge, Arizona or the Phoenix, Arizona metropolitan area.
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
Item 1A. Risk Factors
Nikola has ceased business operations and sold substantially all of its assets, and the Bankruptcy Court has confirmed its Plan of Liquidation. On the Effective Date of the Plan of Liquidation, all existing equity interests in the Company will be cancelled for no value, and investors in our equity securities will lose the entire amount of their investments.
On February 19, 2025, Nikola and certain of its direct and indirect domestic subsidiaries (together with the Company, the “Company Parties”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Company Parties also filed a motion seeking authorization to pursue a structured sale of their assets pursuant to Section 363 of the Bankruptcy Code.
Filing the Bankruptcy Petitions constituted an event of default that accelerated certain obligations under the Company’s outstanding 8.00% / 11.00% Convertible Senior PIK Toggle Notes due 2026 and its 8.00% / 8.00% Series C Convertible Senior PIK Toggle Notes due 2026.
On February 26, 2025, the Company’s common stock, $0.0001 par value per share, was suspended from trading on The Nasdaq Stock Market LLC (“Nasdaq”) and was voluntarily delisted and deregistered under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) effective on the opening of business on April 14, 2025. As of January 2, 2025, the first business day of fiscal year 2025, the Company had fewer than 300 shareholders of record and as a result, was not subject to any periodic reporting obligations under Section 15(d) of the Exchange Act. The Company intends to file a Form 15 as soon as possible after filing this report.
Commencing in April 2025 through the date hereof, the Company has sold substantially all of its assets through the bankruptcy proceedings. The Company has ceased business operations, including the manufacture and sale of trucks, and is in the process of winding down its remaining operations.

On June 23, 2025, the Company Parties filed a combined disclosure statement and chapter 11 plan of liquidation with the Bankruptcy Court (as it may be amended or modified, the “Plan of Liquidation”). The Plan of Liquidation provides for liquidation of the Company Parties’ remaining assets, the creation of a liquidation trust, distributions to holders of allowed claims, and the wind down and dissolution of the Company Parties. On September 5, 2025, the Bankruptcy Court issued a bench ruling confirming the Plan of Liquidation and approving the adequacy of the disclosures contained therein on a final basis. The Bankruptcy Court’s written order confirming the Plan of Liquidation was entered on September 12, 2025. The Plan of Liquidation and the transactions contemplated therein will be implemented upon the satisfaction (or waiver, to the extent waivable) of the conditions precedent to the “Effective Date” of the Plan of Liquidation.
On the Effective Date, which we currently expect to be in December 2025, but which is subject to change without notice, all of our common stock and equity securities exercisable for or convertible into our common stock will be cancelled and holders of such equity interests will not receive anything on account of such interests. Holders of our common stock and other equity interests in the Company will not receive any distribution from Nikola or the Bankruptcy Court on account of their interests in our common stock.
Trading in our common stock is highly speculative, and trading prices may not reflect the pending cancellation of our common stock.
Recent trading prices for our common stock may not reflect the pending cancellation of our common stock pursuant to the Plan of Liquidation. Trading in our common stock is highly speculative and poses substantial risks.
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

Item 2. Properties

We lease our headquarters facility located in Phoenix, Arizona, which consists of more than 150,000 square feet. We also lease office space in Arizona, California and Colorado, a service center in California, and eight parcels of land in California and Canada that are used for refueling stations.
In addition, we lease an approximately 400-acre parcel of real property in Coolidge, Arizona, where we have constructed our manufacturing facility.
Item 3. Legal Proceedings
For a description of our material pending legal proceedings, see Legal Proceedings in Note 13, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Commencing in April 2025 through the date hereof, the Company sold substantially all of its assets and has ceased business operations, including the manufacturer and sale of trucks. Unless specifically noted or the context clearly requires otherwise, all information set forth in this Annual Report on Form 10-K relates to the Company as it existed as of December 31, 2024 and prior to the Company’s bankruptcy proceedings, including the sale of substantially all of its assets and the cessation of its business operations, and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of the Company after December 31, 2024, including with respect to the bankruptcy proceedings. See the Explanatory Note and "Risk Factors" for more information.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Until February 26, 2025, our common stock was traded on The Nasdaq Market LLC under the symbol "NKLA". On April 14, 2025, the Company's common stock was delisted from Nasdaq. Our common stock is available for quotation on the Pink Market operated by OTC Markets Group Inc., currently under the symbol "NKLAQ".
Holders
As of April 28, 2025, there were 214 holders of record of our common stock and 12 holders of record of our warrants. This number excludes holders whose stock or warrant is held in "street name" by brokers.
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
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon expectations that involve risks and uncertainties. Our actual results will differ materially from reflected on a historical basis and those anticipated in these forward-looking statements as a result of various factors, including our bankruptcy and pending liquidation, and as those set forth under the Explanatory Note, "Forward-Looking Statements," "Risk Factors" and in other parts of this Annual Report on Form 10-K.
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
Comparability of Financial Information
On June 30, 2023, we completed the Assignment (as defined below) of Romeo (as defined below), which was previously consolidated in our financial statements from the date of acquisition, October 14, 2022. The operating results of Romeo are reported in discontinued operations for the year ended December 31, 2023. Our results for the periods presented, as discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, include only results from continuing operations and exclude results related to our discontinued operation.
Key Factors Affecting Operating Results
We require substantial additional capital to manufacture and validate our products and services and fund operations for the foreseeable future. Unless we can generate sufficient revenue and positive gross margins, we will need to finance our operations through a combination of existing cash on hand, sales of stock, debt financings, strategic partnerships, and licensing arrangements. The amount and timing of our funding requirements will depend on many factors, including the pace and results of our development and validation efforts, demand for our trucks and expense levels, among other things.
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
The recall was initiated in response to investigations prompted by a battery pack thermal event. To minimize vehicle downtime and maximize end user safety and satisfaction, the battery packs in trucks owned by dealers and their retail customers are being retrofit with battery packs from an alternative supplier. We accrued recall campaign costs of $57.4 million for the BEV trucks that are expected to be returned to dealers and their customers once the recall is complete, of which $44.3 million has been incurred through December 31, 2024. The battery replacement commenced in late 2023, and the first recalled truck was returned to a customer in the first quarter of 2024.
Basis of Presentation
We conduct business through one operating segment. See Note 2 in the accompanying audited consolidated financial statements for more information.

Results of Operations
Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023
The following table sets forth our historical operating results from continuing operations for the periods indicated:

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except share and per share data)
Revenues:
Truck sales	$62,210	$30,061	$32,149	107%
Service and other	6,652	5,778	874	15%
Total revenues	68,862	35,839	33,023	92%
Cost of revenues:
Truck sales	279,854	242,519	37,335	15%
Service and other	19,434	7,387	12,047	163%
Total cost of revenues	299,288	249,906	49,382	20%
Gross loss	(230,426)	(214,067)	(16,359)	8%
Operating expenses:
Research and development	158,061	208,160	(50,099)	(24)%
Selling, general and administrative	191,212	198,768	(7,556)	(4)%
Impairment expense	336,758	—	336,758	NM
Loss on supplier deposits	—	28,834	(28,834)	NM
Total operating expenses	686,031	435,762	250,269	57%
Loss from operations	(916,457)	(649,829)	(266,628)	41%
Other income (expense):
Interest expense, net	(22,824)	(76,023)	53,199	(70)%
Revaluation of warrant liability	—	—	—	—%
Gain on divestiture of affiliate	—	70,849	(70,849)	NM
Loss on debt extinguishment	(6,004)	(31,025)	25,021	(81)%
Inducement expense	(7,714)	—	(7,714)	NM
Other expense, net	(3,529)	(162,163)	158,634	(98)%
Loss before income taxes and equity in net loss of affiliates	(956,528)	(848,191)	(108,337)	13%
Income tax expense	71	12	59	492%
Loss before equity in net loss of affiliates	(956,599)	(848,203)	(108,396)	13%
Equity in net loss of affiliates	(1,630)	(16,418)	14,788	(90)%
Net loss from continuing operations	$(958,229)	$(864,621)	$(93,608)	11%

Basic and diluted net loss per share (1):
Net loss from continuing operations	$(17.56)	$(32.42)	$14.86	(46)%

Weighted-average shares outstanding, basic and diluted (1):	54,558,229	26,667,685	27,890,544	105%
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
Revenues
Truck Sales
Revenues related to truck sales increased by $32.1 million, or 107%, from $30.1 million during the year ended December 31, 2023 to $62.2 million during the year ended December 31, 2024. The increase is primarily attributed to an increase in truck shipments. We shipped 200 Tre FCEVs during the year ended December 31, 2024 compared to 35 Tre FCEVs during the year ended December 31, 2023. We shipped 26 Tre BEVs and returned 42 Tre BEVs during the year ended December 31, 2024 compared to 79 Tre BEVs shipped and 12 returns during the year ended December 31, 2023.
Service and Other
Service and other revenues include sales from delivered charging products to dealers and fleet customers, regulatory credit sales, hydrogen sales, and service parts and labor. Revenues related to service and other revenue increased by $0.9 million, or 15%, from $5.8 million during the year ended December 31, 2023 to $6.7 million during the year ended December 31, 2024. The increase was primarily driven by regulatory credit sales, service, and hydrogen, partially offset by a reduction in deliveries of MCTs and other charging products.
Cost of Revenues
Truck Sales
Cost of revenues includes direct parts, material and labor costs, manufacturing overhead, including amortized costs and depreciation of our manufacturing facility, freight and duty costs, reserves for estimated warranty expenses including recall campaigns, and inventory write-downs.
Cost of revenues related to truck sales increased by $37.3 million, or 15%, from $242.5 million during the year ended December 31, 2023 to $279.9 million during the year ended December 31, 2024. The increase is primarily attributed to the increase in truck production during the year ended December 31, 2024 compared to the year ended December 31, 2023, which was partially offset by the voluntary recall of BEV trucks in the second half of 2023. As a result of the recall, we accrued $65.8 million for estimated recall campaign costs, and wrote down $45.7 million for BEV battery packs and other BEV inventory components deemed excess and obsolete during the year ended December 31, 2023.
Service and Other
Cost of revenues relate primarily to direct materials, labor, outsourced manufacturing services and fulfillment costs for the sale of charging products, hydrogen, and service parts and labor.
Cost of revenues related to service and other revenue increased by $12.0 million, or 163%, from $7.4 million during the year ended December 31, 2023 to $19.4 million during the year ended December 31, 2024. The increase is driven by direct materials, charging inventory write-downs and fulfillment costs related to hydrogen dispensing, including transportation, occupancy costs and depreciation.
Research and Development
Research and development expenses consist primarily of costs incurred for the discovery and development of our vehicles, including personnel-related expenses, fees paid to third parties such as consultants and contractors for outside development.
Research and development expenses decreased by $50.1 million, or 24%, from $208.2 million during the year ended December 31, 2023 to $158.1 million during the year ended December 31, 2024. This decrease was primarily due to decreased spending on outside development, purchased components, freight, professional services, and tooling related to FCEV prototype builds of $36.7 million. Additional decreases were related to stock compensation for $12.4 million and personnel costs for $4.2 million. These decreases were partially offset by an increase in depreciation and occupancy of $2.3 million related to equipment and software dedicated to research and development activities and a net increase in other costs of $1.5 million, primarily driven by hydrogen fuel costs.
Selling, General, and Administrative
Selling, general, and administrative expenses decreased by $7.6 million, or 4%, from $198.8 million during the year ended December 31, 2023 to $191.2 million during the year ended December 31, 2024. The decrease was primarily related to stock based compensation expense of $30.1 million, which decreased primarily due to the acceleration of stock compensation for the market based RSUs that were cancelled during 2023, a decrease of $9.6 million for depreciation and occupancy costs, a decrease of $6.6 million for personnel costs, and a $3.3 million decrease for general corporate costs including marketing. Decreases were partially offset by an increase of legal and other professional services, including legal settlements, for $31.2 million, and loss on sale of assets of $10.4 million during the year ended December 31, 2024.
Impairment Expense
Impairment expense during the year ended December 31, 2024 represents a $336.8 million impairment charge consisting of a $213.5 million impairment loss allocated to property, plant and equipment; a $47.2 million impairment charge for indefinite-

lived intangible assets; a $29.9 million impairment charge allocated to finite-lived intangible assets, a $5.2 million impairment charge to goodwill and a $41.0 million impairment charge allocated to finance and operating lease right of use assets.
Loss on Supplier Deposits
Loss on supplier deposits was $28.8 million for the year ended December 31, 2023, consisting of losses on deposits for tooling and long-term supply agreements.
Interest expense, net
Interest expense, net decreased by $53.2 million, or 70%, from $76.0 million during the year ended December 31, 2023 to $22.8 million during the year ended December 31, 2024. The decrease is primarily due to interest expense on our convertible notes which decreased by $54.7 million, driven by the conversion of the April 2023 Toggle Convertible Notes (as defined below) converted during the year ended December 31, 2023, and an increase of $2.3 million for interest income. This was partially offset by an increase in interest expense for our finance leases of $2.2 million and our other debt instruments of $1.5 million.
Gain on Divestiture of Affiliate
Gain on divestiture of affiliate was $70.8 million for the year ended December 31, 2023, representing the consideration received for the divestiture of Nikola Iveco Europe GmbH and related License Agreement, in excess of the basis of our investment as of the divestiture date.
Loss on Debt Extinguishment
Loss on debt extinguishment increased by $25.0 million, or 81%, from $31.0 million during the year ended December 31, 2023 to $6.0 million during the year ended December 31, 2024. Loss on debt extinguishment decreased primarily due to a decrease in principal amount of convertible notes converted.
Inducement expense
Inducement expense was $7.7 million for the year ended December 31, 2024 representing a $22.9 million loss on the induced conversion of the June 2022 Toggle Convertible Notes (as defined below) during the year ended December 31, 2024, partially offset by a gain of $15.2 million related to the sale of our common stock at a minimum selling price. Sales of our common stock at the minimum selling price was a condition of the induced conversion of the Toggle Convertible Notes (as defined below).
Other Expense, net
Other expense, net decreased by $158.6 million, from $162.2 million during the year ended December 31, 2023 to $3.5 million during the year ended December 31, 2024. The decrease was driven primarily by a decrease of net losses on revaluations of derivative assets and liabilities of $152.0 million compared to the prior year, along with gains on foreign currency valuation adjustments of $4.3 million, receipts from the sale of Romeo assets of $2.0 million, and a decrease in revaluation of warrant liabilities.
Income Tax Expense
Income tax expense for the years ended December 31, 2024 and 2023 was immaterial. We have cumulative net operating losses at the federal and state level and maintain a full valuation allowance against our net deferred taxes.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates decreased by $14.8 million, from $16.4 million for the year ended December 31, 2023 to $1.6 million for the year ended December 31, 2024. The decrease was driven by a reduction of losses of $15.6 million for Nikola Iveco Europe GmbH, primarily attributed to the divestiture of this affiliate during the second quarter of 2023.
Liquidity and Capital Resources
Since inception, we financed our operations primarily from the sales of common stock, the business combination with VectoIQ Acquisition Corp., redemption of warrants, and the issuance of debt. As of December 31, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $104.3 million.
As of December 31, 2024, our current assets were $265.1 million consisting primarily of cash and cash equivalents of $104.3 million and inventory of $71.8 million, and our current liabilities were $245.4 million, primarily comprised of accrued expenses and accounts payable, which includes $80.2 million related to the SEC settlement and $24.9 million for warranty reserves related primarily to the BEV recall.

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, management has concluded that the Company Parties' need for Bankruptcy Petitions under Chapter 11 raises substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance of the financial statements. The Company's accompanying Consolidated Financial Statements do not include any adjustments that might result from the wind-down of the Company Parties' estates, including the disposition of the proceeds and the disposition of the Company Parties’ remaining assets to eligible claim holders.
Liquidity Requirements
Historically, our short term liquidity was utilized to execute our business strategy over the next twelve month period including (i) performing recall work related to the BEV recall (ii) maintaining the Coolidge manufacturing facility, (iii) continuing to develop and maintain our energy infrastructure, and (iv) scaling the production, distribution, and servicing of the FCEV and BEV trucks.
In addition to those activities, historically, our short term liquidity was utilized to fund the current portion of non-cancellable commitments including leases, debt obligations and purchase commitments. Refer to Note 4, Leases, Note 7, Debt and Finance Lease Liabilities, and Purchase Commitments within Note 13, Commitments and Contingencies, for additional details.
As of December 31, 2024, our long-term liquidity requirements include debt repayments, lease arrangements, and long-term purchase commitments. Refer to Note 4, Leases, Note 7, Debt and Finance Lease Liabilities, and Purchase Commitments within Note 13, Commitments and Contingencies, for additional details.
Summary of Cash Flows
The following table provides a summary of cash flow data:

	Years Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(521,504)	$(496,178)
Net cash used in investing activities	(25,209)	(66,749)
Net cash provided by financing activities	174,360	742,983
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
Net cash used in operating activities was $521.5 million for the year ended December 31, 2024. The most significant component of our cash used during this period was a net loss from continuing operations of $958.2 million, which included $336.8 million for impairment expense, $88.0 million for inventory write downs, $46.0 million of depreciation and amortization,, $32.0 million for stock based compensation, $19.5 million for non-cash interest expense and other net non-cash charges of $41.7 million, and net cash outflows of $127.2 million from changes in operating assets and liabilities primarily driven by increases in prepaid expenses and other current assets and inventory, a decrease in accounts payable, accrued expenses and other current liabilities, partially offset by a decrease in accounts receivable, net.
Net cash used in operating activities was $496.2 million for the year ended December 31, 2023. The most significant component of our cash used during this period was a net loss from continuing operations of $864.6 million, which included $205.6 million non-cash net loss on revaluation of financial instruments, $79.2 million non-cash interest expense, non-cash expenses of $75.4 million related to stock-based compensation, gain on divestiture of affiliate of $70.8 million, $71.2 million in inventory write-downs, other non-cash adjustments of $72.5 million and net cash outflows of $64.6 million from changes in operating assets and liabilities primarily driven by an increase in inventory, a decrease in accounts payable, accounts receivable, accrued expenses and other current liabilities, partially offset by an increase in other long-term liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities was $25.2 million for the year ended December 31, 2024, which was primarily due to $47.0 million in purchases of and deposits for capital equipment, costs of expansion of our facilities, and investments in our hydrogen infrastructure, partially offset by proceeds of $21.8 million for the sale of assets, including the sale of assets to FFI (as defined below).
Net cash used in investing activities was $66.7 million for the year ended December 31, 2023, which was primarily due to $120.5 million in purchases and deposits for capital equipment, costs of expansion of our facilities and investments in our hydrogen infrastructure and $3.0 million in other investing outflows, partially offset by proceeds of $36.0 million related to the divestiture of Nikola Iveco Europe GmbH and dissolution of Nikola TA HRS 1, LLC ("TA"), and net proceeds of $20.7 million related to the sale of assets to FFI.
Cash Flows from Financing Activities
Net cash provided by financing activities was $174.4 million for the year ended December 31, 2024, which was primarily due to proceeds from the issuance of common stock under the Equity Distribution Agreement of approximately $144.1 million, proceeds from the issuance of convertible notes of $80.0 million, and proceeds from insurance premium financings of $5.8 million, partially offset by repayments of convertible notes, debt and notes payable, insurance premium financings and finance leases and financing obligations of $50.9 million, and other finance outflows of $4.7 million.
Net cash provided by financing activities was $743.0 million for the year ended December 31, 2023, which was primarily due to proceeds from the issuance of convertible notes of approximately $386.7 million, proceeds from public offerings of $128.2 million, proceeds from the issuance of common stock from the Equity Distribution Agreement of approximately $115.9 million, proceeds from First Tumim Purchase Agreement of $67.6 million, proceeds from a registered direct offering of $63.2 million, and proceeds from the issuance of financing obligations of $56.1 million, partially offset by repayments of debt and notes payable of $45.5 million, payments for coupon make whole premiums of $35.2 million and other net finance inflows of $5.9 million.
Off-Balance Sheet Arrangements
Since the date of incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve assessments of impairment for long-lived and intangible assets, valuation of derivative assets and liabilities, estimates related to the Company's lease assumptions and revenue recognition, contingent liabilities, including litigation reserves, inventory valuation and warranty reserves, including inputs and assumptions related to recall campaigns, and valuation of the Company's stock-based compensation related to the fair value of market-based restricted stock units. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and the results may be material.
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
Goodwill
Goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The Company may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
During the year ended December 31, 2024, the Company experienced a sustained decline in stock price and market capitalization which represents a qualitative factor indicating the carrying value of the Company's reporting unit may not be recoverable, and thus required further impairment review pursuant to ASC 350, Goodwill and Other.
The Company performed an impairment review during the year ended December 31, 2024, which indicated that the carrying value of the Company's single reporting unit was in excess of the fair value of the reporting unit. Accordingly, the Company recognized goodwill impairment of $5.2 million during the year ended December 31, 2024 within impairment expense on the consolidated statement of operations, representing the difference between the carrying value and the fair value of the reporting unit, limited by the carrying amount of goodwill on the Company's consolidated balance sheets.
Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets, including finite lived intangible assets, might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to be generated from the underlying asset group and the cash flows resulting from the asset groupings eventual disposition. If the projections indicate that the underlying asset grouping is not expected to be recoverable, the estimated fair value of the asset group is determined. An impairment loss is recognized based on the difference between the carrying value of the asset group and its estimated fair value. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets. The Company identified indicators of impairment associated with its asset groups, and as a result, performed an undiscounted cash flow tests during the fourth quarter of 2024. The sum of the undiscounted cash flows was less than the carrying balance for the Company's asset groups as of the December 31, 2024 testing date.

As a result, with the assistance of third-party valuation specialists, management estimated the fair value of the asset group as of December 31, 2024, including right of use lease assets and finite-lived intangible assets, and recorded an impairment loss of $284.3 million, which was allocated to the long-lived assets of the group on a pro rata basis on the difference between the estimated fair value of the asset group and its carrying value. In determining the fair value of the asset group, an indirect cost method was utilized, which utilizes the current reproduction cost of each asset. The cost indices used in the indirect cost method are sourced from industry standard resources including Marshall and Swift Valuation Services and Bureau of Labor Statistics. The current reproduction cost was adjusted to account for physical depreciation, functional obsolescence, and economic obsolescence, as applicable. A market approach was also utilized for certain equipment assets, where the Company relied on the comparable match method. All forms of functional and economic obsolescence were considered and applied through the application of the market approach.
Indefinite Lived Intangible assets
The Company is required to test its intangible assets with indefinite lives for impairment at least annually, and more frequently if events and circumstances indicate that the assets may be impaired, using the guidance for indefinite-lived intangible assets in ASC 350, Goodwill and Other. The Company's evaluation consists of first assessing qualitative factors to determine if impairment of the asset is more likely than not. If it is more likely than not that the asset is impaired, the Company determines the fair value of the asset and records an impairment charge if the carrying amount exceeds the fair value.

During the year ended December 31, 2024, the sustained decline in the Company's stock price and market capitalization indicated that the carrying value of the Company's indefinite lived intangible asset was more likely than not impaired. With the assistance of a third party valuation firm, the Company determined that the indefinite lived intangible asset had a de minimus fair value as of December 31, 2024, based on a qualitative assessment of the Company's financial performance and asset specific factors including the planned use of the asset.
During the year ended December 31, 2024 the Company recognized an impairment loss within impairment expense on the consolidated statement of operations for $47.2 million, representing the difference between the carrying value and the fair value of the Company's indefinite lived intangible asset.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Nikola Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Nikola Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Going concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on February 19, 2025, the Company and certain of its direct and indirect domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Liability for Product Warranties
The Company’s liability for product warranties totaled $53.2 million at December 31, 2024. As described further in Note 2 to the consolidated financial statements, the Company’s liability for product warranties is recognized upon transfer of control of trucks to dealers and is estimated based on factors including the length of the warranty, replacement product costs and expected product failure rates.

The principal considerations for our determination that the liability for product warranties is a critical audit matter are (i) the significant judgment exercised by management when developing the assumptions used in the expected product failure rates and (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to expected product failure rates.
Our audit procedures related to the liability for product warranties included the following, among others:
•We obtained an understanding of management’s process and evaluated the design of controls related to the liability for product warranties, including controls over the completeness and accuracy of information used in developing the estimate
•We assessed the reasonableness of the methodology used by management to estimate the liability for product warranties
•We tested the completeness and accuracy of the inputs used by management, including the length of the warranty and replacement product costs
•We assessed the reasonableness of the expected product failure rates, including testing the completeness and accuracy of actual product warranty claims data used in developing the assumption
•We recomputed the liability for product warranties as of December 31, 2024

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2024.

San Francisco, California
October 9, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nikola Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nikola Corporation (the Company) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2018 to 2024.

Phoenix, Arizona

February 28, 2024

except for the effects of the one-for-thirty (1-for-30) reverse-stock split as described in Note 1, as to which the date is October 9, 2025

NIKOLA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$104,302	$464,715
Restricted cash and cash equivalents	4,284	1,224
Accounts receivable, net	33,381	17,974
Inventory	71,847	62,588
Prepaid expenses and other current assets	51,244	25,911
Total current assets	265,058	572,412
Restricted cash and cash equivalents	13,026	28,026
Long-term deposits	16,153	14,954
Property, plant and equipment, net	230,876	503,416
Intangible assets, net	1,364	85,860
Investment in affiliate	55,432	57,062
Goodwill	—	5,238
Other assets	14,268	7,889
Total assets	$596,177	$1,274,857
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$53,412	$44,133
Accrued expenses and other current liabilities	182,391	207,022
Debt and finance lease liabilities, current	9,595	8,950
Total current liabilities	245,398	260,105
Long-term debt and finance lease liabilities, net of current portion	192,700	269,279
Operating lease liabilities	8,356	4,765
Other long-term liabilities	42,301	21,534
Total liabilities	488,755	555,683
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 and 1,600,000,000 shares authorized as of December 31, 2024 and 2023, respectively, 115,639,591 and 44,336,100 shares issued and outstanding as of December 31, 2024 and 2023, respectively (1)	12	4
Additional paid-in capital	4,136,586	3,790,401
Accumulated deficit	(4,029,298)	(3,071,069)
Accumulated other comprehensive loss	122	(162)
Total stockholders' equity	107,422	719,174
Total liabilities and stockholders' equity	$596,177	$1,274,857
(1) Shares issued and outstanding have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Revenues:
Truck sales	$62,210	$30,061
Service and other	6,652	5,778
Total revenues	68,862	35,839
Cost of revenues:
Truck sales	279,854	242,519
Service and other	19,434	7,387
Total cost of revenues	299,288	249,906
Gross loss	(230,426)	(214,067)
Operating expenses:
Research and development	158,061	208,160
Selling, general and administrative	191,212	198,768
Impairment expense	336,758	—
Loss on supplier deposits	—	28,834
Total operating expenses	686,031	435,762
Loss from operations	(916,457)	(649,829)
Other income (expense):
Interest expense, net	(22,824)	(76,023)
Gain on divestiture of affiliate	—	70,849
Loss on debt extinguishment	(6,004)	(31,025)
Inducement expense	(7,714)	—
Other expense, net	(3,529)	(162,163)
Loss before income taxes and equity in net loss of affiliates	(956,528)	(848,191)
Income tax expense	71	12
Loss before equity in net loss of affiliates	(956,599)	(848,203)
Equity in net loss of affiliates	(1,630)	(16,418)
Net loss from continuing operations	$(958,229)	$(864,621)
Discontinued operations:
Loss from discontinued operations	—	(76,726)
Loss from deconsolidation of discontinued operations	—	(24,935)
Net loss from discontinued operations	—	(101,661)
Net loss	$(958,229)	$(966,282)

Basic and diluted net loss per share (1):
Net loss from continuing operations	$(17.56)	$(32.42)
Net loss from discontinued operations	—	(3.81)
Net loss	$(17.56)	$(36.23)

Weighted-average shares outstanding, basic and diluted (1)	54,558,229	26,667,685
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2024	2023
Net loss	$(958,229)	$(966,282)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	284	1,415
Comprehensive loss	$(957,945)	$(964,867)

See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock (1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	17,097,850	$2	$2,562,904	$(2,034,850)	$(1,577)	$526,479
Exercise of stock options	224,121	—	7,155	—	—	7,155
Issuance of shares for RSU awards	441,585	—	—	—	—	—
Common stock issued under Tumim Purchase Agreements	1,073,726	—	67,587	—	—	67,587
Common stock issued under Equity Distribution Agreement, net	2,278,375	—	117,525	—	—	117,525
Common stock issued for conversions of convertible notes	16,486,475	1	526,942	—	—	526,943
Common stock issued in registered direct offering	1,979,167	1	63,155	—	—	63,156
Common stock issued in public offerings	5,441,468	—	127,893	—	—	127,893
Common stock received for contingent stock consideration	(686,667)	—	(2)	(69,937)	—	(69,939)
Reclassification of conversion features embedded in Toggle Convertible Notes to equity	—	—	241,851	—	—	241,851
Reclassification of share-based payment awards from liability to equity	—	—	20,992	—	—	20,992
Reclassification of share-based payment awards from equity to liability	—	—	(10,401)	—	—	(10,401)
Stock-based compensation	—	—	64,800	—	—	64,800
Net loss	—	—	—	(966,282)	—	(966,282)
Other comprehensive income	—	—	—	—	1,415	1,415
Balance as of December 31, 2023	44,336,100	$4	$3,790,401	$(3,071,069)	$(162)	$719,174
Issuance of shares for RSU awards	469,726	1	—	—	—	1
Common stock issued for conversions of convertible notes	41,063,202	4	187,361	—	—	187,365
Common stock issued under Equity Distribution Agreements, net	29,770,563	3	126,855	—	—	126,858
Stock-based compensation	—	—	31,969	—	—	31,969
Net loss	—	—	—	(958,229)	—	(958,229)
Other comprehensive income	—	—	—	—	284	284
Balance as of December 31, 2024	115,639,591	$12	$4,136,586	$(4,029,298)	$122	$107,422
(1) Amounts have been adjusted to reflect the one-for-thirty (1-for-30) reverse stock split that became effective on June 24, 2024. See Note 1, Basis of Presentation.
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(958,229)	$(966,282)
Less: Loss from discontinued operations	—	(101,661)
Loss from continuing operations	$(958,229)	$(864,621)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	46,018	35,890
Stock-based compensation	31,969	75,391
Equity in net loss of affiliates	1,630	16,418
Revaluation of financial instruments	10,096	205,589
Revaluation of contingent stock consideration	—	(43,981)
Inventory write-downs	87,977	71,218
Impairment expense	336,758	—
Inducement expense	7,714	—
Non-cash interest expense	19,500	79,201
Loss on supplier deposits	—	28,834
Gain on divestiture of affiliate	—	(70,849)
Loss on debt extinguishment	6,004	31,025
Net losses on asset sales and disposals	10,374	—
Other non-cash activity	5,860	4,343
Changes in operating assets and liabilities:
Accounts receivable, net	(15,407)	13,665
Inventory	(99,404)	(23,756)
Prepaid expenses and other current assets	(5,469)	(44,732)
Long-term deposits	(163)	(1,377)
Other assets	(1,403)	(1,530)
Accounts payable, accrued expenses and other current liabilities	(28,900)	(14,613)
Operating lease liabilities	(3,623)	(2,009)
Other long-term liabilities	27,194	9,716
Net cash used in operating activities	(521,504)	(496,178)
Cash flows from investing activities
Purchases and deposits for property, plant and equipment	(47,015)	(120,516)
Divestiture of affiliates	—	36,000
Proceeds from the sale of assets	21,806	20,742
Payments to assignee	—	(2,725)
Investments in affiliates	—	(250)
Net cash used in investing activities	(25,209)	(66,749)

See accompanying notes to consolidated financial statements.

Cash flows from financing activities
Proceeds from issuance of common stock under Equity Distribution Agreements, net of commissions and other fees paid	144,088	115,893
Proceeds from issuances of convertible debt instruments, net of discount and issuance costs	80,000	386,733
Proceeds from insurance premium financing	5,786	5,223
Proceeds from public offerings, net of underwriter's discount	—	128,152
Proceeds from issuance of shares under the Tumim Purchase Agreements	—	67,587
Proceeds from registered direct offering, net of underwriter's discount	—	63,246
Proceeds from the exercise of stock options	—	7,395
Proceeds from issuance of financing obligations, net of issuance costs	—	56,148
Repayment of Senior Convertible Notes	(39,415)	—
Payments on finance lease liabilities and financing obligation	(5,553)	(1,315)
Payments on insurance premium financing	(5,100)	(5,369)
Payment for Coupon Make-Whole Premiums	(4,579)	(35,241)
Repayments of collateralized promissory notes	(787)	(45,469)
Other financing activities	(80)	—
Net cash provided by financing activities	174,360	742,983
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(372,353)	180,056
Cash and cash equivalents, including restricted cash and cash equivalents, beginning of period	493,965	313,909
Cash and cash equivalents, including restricted cash and cash equivalents, end of period	$121,612	$493,965

Cash flows from discontinued operations:
Operating activities	—	(4,964)
Investing activities	—	(1,804)
Financing activities	—	(572)
Net cash used in discontinued operations	$—	$(7,340)

Supplemental cash flow disclosures:
Cash paid for interest	$18,054	$8,327
Cash interest received	$13,776	$11,522
Supplemental noncash investing and financing activities:
Conversion of Toggle Convertible Notes	$112,705	$115,152
Conversion of Senior Convertible Notes into common stock	$56,548	$246,431
Conversion of 8.25% Convertible Notes	$18,111	$131,361
Leased assets obtained in exchange for new finance lease liabilities	$16,718	$32,820
Toggle Convertible Notes issued for paid in kind interest	$14,891	$12,998
Purchases of property, plant and equipment included in liabilities	$10,183	$16,083
Accrued commissions under Equity Distribution Agreement	$2,122	$49
Accrued PIK interest	$439	$1,170
Reclassification of conversion features embedded in Toggle Convertible Notes to equity	$—	$241,851
Embedded derivative liability bifurcated from 8.25% Convertible Notes	$—	$47,250
Contingent stock consideration for divestiture of affiliate	$—	$25,956
Embedded derivative liability bifurcated from April 2023 Toggle Convertible Notes	$—	$21,180
Reclassification from liability to equity for certain share-based awards	$—	$20,992
Reclassification from equity to liability for certain share-based awards	$—	$10,401
Accrued debt and equity issuance costs	$—	$887
See accompanying notes to consolidated financial statements.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements

1.BASIS OF PRESENTATION
(a)Overview
Nikola Corporation ("Nikola" or the "Company") is a designer and manufacturer of heavy-duty commercial fuel cell electric vehicles ("FCEV") and battery electric vehicles ("BEV"), and energy infrastructure solutions. On June 3, 2020 (the "Closing Date"), VectoIQ Acquisition Corp. ("VectoIQ"), consummated a merger pursuant to the Business Combination Agreement, dated March 2, 2020 (the "Business Combination Agreement"), by and among VectoIQ, VCTIQ Merger Sub Corp., a wholly-owned subsidiary of VectoIQ incorporated in the State of Delaware ("Merger Sub"), and Nikola Corporation, a Delaware corporation ("Legacy Nikola"). Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Legacy Nikola was effected through the merger of Merger Sub with and into Legacy Nikola, with Legacy Nikola surviving as the surviving company and as a wholly-owned subsidiary of VectoIQ (the "Business Combination").
On October 14, 2022, the Company completed the acquisition (the "Romeo Acquisition") of all of the outstanding common stock of Romeo Power, Inc. (“Romeo”). On June 30, 2023, pursuant to a general assignment (the "Assignment"), the Company transferred ownership of all of Romeo's right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions (collectively, the "Assets") to SG Service Co., LLC, in its sole and limited capacity as Assignee for the Benefit of Creditors of Romeo ("Assignee"), and also designated Assignee to act as the assignee for the benefit of creditors of Romeo, such that, as of June 30, 2023, Assignee succeeded to all of Romeo’s right, title and interest in and to the Assets. The results of operations of Romeo are reported as discontinued operations for the year ended December 31, 2023. See Note 10, Deconsolidation of Subsidiary, for additional information.
On June 24, 2024, the Company effected a one-for-thirty (1-for-30) reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by stockholders at the Company's annual meeting of stockholders on June 5, 2024, and on June 13, 2024, the Company's board of directors approved the Reverse Stock Split. Contemporaneously with the Reverse Stock Split, the number of authorized shares of common stock was reduced from 1,600,000,000 to 1,000,000,000. All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock units, share data, per share data, conversion rates and prices with respect to convertible notes and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.
All references made to financial data in this Annual Report on Form 10-K are related to the Company's continuing operations, unless otherwise specifically noted.
(b)Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and pursuant to the regulations of the SEC.
Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.
Pre-production activities for the Company's Tre fuel cell electric vehicles ("FCEV"), including manufacturing readiness, process validation, prototype builds, freight, and inventory write-downs were recorded as research and development activities on the Company's consolidated statements of operations. Concurrent with the start of production, manufacturing costs, including labor and overhead, facility costs, and inventory-related expenses related to the Tre FCEV trucks, are recorded in cost of revenues beginning in the fourth quarter of 2023.
All dollar amounts are in thousands, unless otherwise noted.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
1. BASIS OF PRESENTATION (Continued)
(c)Chapter 11 Filing and Going Concern
In accordance with the Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
On February 19, 2025, the Company and certain of its direct and indirect domestic subsidiaries (together with the Company, the “Company Parties”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
On June 23, 2025, the Company Parties filed a combined disclosure statement and chapter 11 plan of liquidation with the Bankruptcy Court (as amended or modified, the “Plan of Liquidation”). The Plan of Liquidation provides for liquidation of the Company Parties’ remaining assets, the creation of a liquidation trust, distributions to holders of allowed claims, and the wind down and dissolution of the Company Parties.
On September 5, 2025, the Bankruptcy Court issued a bench ruling confirming the Plan of Liquidation and approving the adequacy of the disclosures contained therein on a final basis. The Bankruptcy Court’s written order confirming the Plan of Liquidation was entered on September 12, 2025.
The Plan of Liquidation and the transactions contemplated therein will be implemented upon the satisfaction (or waiver, to the extent waivable) of the conditions precedent to the “Effective Date” of the Plan of Liquidation.
Pursuant to the Plan of Liquidation, all of the Company’s common stock and equity securities exercisable for the Company’s common stock will be cancelled by order of the Bankruptcy Court and holders of such equity interests will not receive anything on account of such interests. Holders of the Company’s common stock and other equity interests in the Company will not receive any distribution from Nikola or the Bankruptcy Court on account of their interests in the Company’s common stock.
Commencing in April 2025 through the date hereof, the Company has sold substantially all of its assets through the bankruptcy proceedings. The Company has ceased business operations, including the manufacture and sale of trucks, and is in the process of winding down its remaining operations.
The accompanying Consolidated Financial Statements are prepared in accordance with US GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, management has concluded that the Company Parties’ need for Bankruptcy Petitions under Chapter 11 raises substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance of the financial statements. The Company's accompanying Consolidated Financial Statements do not include any adjustments that might result from the wind-down of the Company Parties’ estates, including the disposition of the proceeds and the disposition of the Company Parties’ remaining assets to eligible claim holders.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
(b)Comprehensive Loss
Comprehensive loss represents the net loss for the period adjusted for other comprehensive income and losses. Other comprehensive income and losses are comprised of currency translation adjustments relating to the Company's subsidiaries and equity method investments, whose functional currency is not the U.S. dollar.
(c)Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
period. The Company's most significant estimates and judgments involve assessments of impairment for long-lived and intangible assets, valuation of derivative assets and liabilities, estimates related to the Company's lease assumptions and revenue recognition, contingent liabilities, including litigation reserves, inventory valuation and warranty reserves, including inputs and assumptions related to recall campaigns, and valuation of the Company's stock-based compensation related to the fair value of market-based restricted stock units. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and the results may be material.
(d)Segment Information
Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM"), in deciding how to allocate resources and in assessing performance. The Company has two business units, the Truck business unit and Energy business unit. The Truck business unit is manufacturing and selling FCEV trucks and battery electric ("BEV") trucks that provide, or are expected to provide, environmentally friendly, cost effective solutions to the trucking sector. The Energy business unit is developing and constructing a network of hydrogen fueling solutions to meet hydrogen fuel demand for the Company's customers. The Company's chief executive officer, who is also the CODM, makes decisions and manages the Company's operations as a single reporting unit, and single operating and reportable segment for purposes of allocating resources and evaluating financial performance.
(e)Accounts Receivable, net
Accounts receivable, net, are reported at the invoiced amount, less an allowance for potential uncollectible amounts. The Company did not recognize an allowance for uncollectible amounts as of December 31, 2024 and 2023.
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
(g)Concentration of Supplier Risk
The Company is subject to risks related to its dependence on suppliers as some of the components and technologies used in the Company’s products are produced by a limited number of sources or contract manufacturers. The inability of these suppliers to deliver necessary components in a timely manner, at prices and quantities acceptable to the Company may cause the Company to incur transition costs to other suppliers and could have a material and adverse impact on the Company’s business, growth and financial and operating results. For example, the Company relies on a limited number of suppliers of battery products and fuel cell power modules. The manufacturing process of battery products and fuel cell power modules is complex, highly technical and can be affected by supply chain disruptions and component shortages.
(h)Concentration of Customer Risk
The Company is subject to risks related to its dependence on dealers to facilitate sales to end users. During the years ended December 31, 2024 and 2023, the Company sold FCEV and BEV trucks to nine and ten dealers, respectively, with three and

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
four dealers, respectively, individually representing sales in excess of 10% of total revenue. The loss of any of these dealers, or a significant reduction in sales to any such dealer, could adversely affect the Company's revenues.
The following is a summary of the percentage of sales during the years ended December 31, 2024 and 2023 for each dealer representing sales in excess of 10% of total revenue:

	Years Ended December 31,
	2024	2023
Dealer A	41.7%	26.1%
Dealer B	*	16.5%
Dealer C	22.5%	14.3%
Dealer D	*	12.3%
Dealer E	18.4%	*
*Represents sales less than 10% of total revenue
(i)Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds to be cash equivalents. As of December 31, 2024 and 2023 the Company had $104.3 million and $464.7 million of cash and cash equivalents, respectively. Cash equivalents included $19.1 million and $29.8 million of highly liquid investments as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, the Company had $17.3 million and $29.3 million, respectively, in current and non-current restricted cash. Restricted cash represents cash that is restricted as to withdrawal or usage and primarily consists of securitization of the Company's letters of credit. See Note 7, Debt and Finance Lease Liabilities, for additional details.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	As of December 31,
	2024	2023
Cash and cash equivalents	$104,302	$464,715
Restricted cash and cash equivalents—current	4,284	1,224
Restricted cash and cash equivalents—non-current	13,026	28,026
Cash, cash equivalents and restricted cash and cash equivalents	$121,612	$493,965
(j)Fair Value of Financial Instruments
The carrying value and fair value of the Company's financial instruments are as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$19,070	$—	$—	$19,070

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$29,839	$—	$—	$29,839

Liabilities
Derivative liability	$—	$—	$8,871	$8,871
Derivative Liabilities
Embedded conversion features derivative liabilities
On April 11, 2023, the Company completed an exchange (the "Exchange") of $100.0 million aggregate principal amount of the Company's existing 8.00% / 11.00% Convertible Senior PIK Toggle Notes due 2026 (the "June 2022 Toggle Convertible Notes") for the issuance of $100.0 million aggregate principal amount of 8.00% / 11.00% Series B convertible senior PIK toggle notes (the "April 2023 Toggle Convertible Notes"). The April 2023 Toggle Convertible Notes were issued pursuant to an indenture dated as of April 11, 2023 (the "April 2023 Toggle Convertible Notes Indenture").
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
Commensurate with the approval to increase the number of authorized shares on August 3, 2023, the Company reassessed the conversion features bifurcated from the April 2023 Toggle Convertible Notes and June 2023 Toggle Convertible Notes. As of August 3, 2023, the conversion features met all equity classification criteria, and as a result, the derivative liabilities were remeasured as of August 3, 2023, and reclassified from accrued expenses and other current liabilities to additional paid-in capital on the consolidated balance sheets. Changes in the fair value of the derivative liabilities were recorded within other expense, net on the consolidated statements of operations.

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
The fair value of the conversion features was estimated by applying a with-and-without approach to a binomial lattice model. The following reflects the ranges of inputs and assumptions used:

For The Year Ended
December 31, 2023
Stock price	$32.70 - $102.00
Conversion price	$43.68 - $44.48
Risk free rate	3.76% - 4.58%
Equity volatility	47.50% - 70.00%
Expected dividend yield	—%
Credit spread	14.90% - 20.10%
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
The conversion features embedded in the 8.25% Convertible Notes met the criteria to be separated from the host contract and recognized separately at fair value. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized in other expense, net on the consolidated statements of operations. As of the issuance of the 8.25% Convertible Notes, the Company recognized $47.3 million for the embedded conversion features as a derivative liability within accrued expenses and other current liabilities on the consolidated balance sheets. The change in fair value of the derivative liability was as follows:

Derivative liability
Estimated fair value as of December 31, 2022	$—
Recognition of derivative liability	47,250
Change in estimated fair value	10,458
Settlement of derivative liability for conversions	(48,837)
Estimated fair value as of December 31, 2023	8,871
Change in estimated fair value	(2,184)
Settlement of derivative liability for conversions	(6,687)
Estimated fair value as of December 31, 2024	$—
The fair value of the conversion features was estimated by applying a with-and without approach. The following reflects the ranges of inputs and assumptions used:

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the years ended
	December 31, 2024	December 31, 2023
Stock price	$1.19 - $31.20	$21.60 - $27.30
Conversion price	$27.00	$27.00
Risk free rate	3.66% - 5.47%	3.97% - 4.42%
Credit spread	13.62% - 17.38%	14.20% - 15.10%
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
Equity Method
Investments in which the Company can exercise significant influence, but do not control, are accounted for using the equity method and are presented on the consolidated balance sheets. The Company’s share of the net earnings or losses of the investee is presented within the consolidated statements of operations. The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Distributions received from equity method investees are presented in the consolidated statements of cash flows based on the cumulative earnings approach, whereby distributions received from equity method investments are classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. Refer to Note 6, Investments in Affiliates, for further discussion.
(m)Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation is generally computed on a straight-line basis over estimated useful life of the respective assets. The useful lives of the Company's assets are as follows:

Computers	3 years
Software	3 to 5 years
Demo trucks	2 to 5 years
Vehicles	5 years
Machinery and equipment	3 to 20 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or lease term
Tooling	5 years
Buildings	20 to 40 years
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
Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful life of the assets or the lease term. For leases classified as finance leases because the asset transfers ownership to the Company at the end of the lease

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
term or there is a purchase option which the Company is reasonably certain to exercise, the finance lease asset is amortized over the estimated remaining useful life of the asset. The interest component of a finance lease is included in interest expense, net on the consolidated statements of operations and recognized using the effective interest method over the lease term. Operating lease assets are amortized on a straight-line basis over the term of the lease. Leases with terms of 12 months or less at commencement are expensed over the lease term. The Company has also elected not to separate lease and non-lease components within a leasing arrangement related to the Company's existing classes of assets. Non-lease components primarily include payments for maintenance and utilities.
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
Goodwill is assessed for impairment using either a qualitative assessment or quantitative approach to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If the Company cannot determine if it is more likely than not that the fair value of a reporting unit is greater than its carrying value, a quantitative assessment is performed. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential. When determining the estimated fair value of a reporting unit using the quantitative approach, the Company determines the fair value of its reporting unit based on the Company's market capitalization because the Company only has a single reporting unit.
During the year ended December 31, 2024, the Company experienced a sustained decline in stock price and market capitalization which represents a qualitative factor indicating the carrying value of the Company's reporting unit may not be recoverable, and thus required further impairment review pursuant to ASC 350, Goodwill and Other.
The Company performed an impairment review during the year ended December 31, 2024, which indicated that the carrying value of the Company's single reporting unit was in excess of the fair value of the reporting unit. Accordingly, the Company recognized goodwill impairment of $5.2 million during the year ended December 31, 2024 within impairment expense on the consolidated statement of operations, representing the difference between the carrying value and the fair value of the reporting unit, limited by the carrying amount of goodwill on the Company's consolidated balance sheets. There was no impairment of goodwill for the year ended December 31, 2023. See Note 5, Goodwill and Intangible Assets, Net.
(p)Intangible Assets with Indefinite Useful Lives
The Company is required to test its intangible assets with indefinite lives for impairment at least annually, and more frequently if events and circumstances indicate that the assets may be impaired, using the guidance for indefinite-lived intangible assets in ASC 350, Goodwill and Other. The Company's evaluation consists of first assessing qualitative factors to determine if impairment of the asset is more likely than not. If it is more likely than not that the asset is impaired, the Company determines the fair value of the asset and records an impairment charge if the carrying amount exceeds the fair value. The fair value of the asset is determined using qualitative factors and discounted cash flow analysis, as applicable.
During the year ended December 31, 2024, the sustained decline in the Company's stock price and market capitalization indicated that the carrying value of the Company's indefinite lived intangible asset was more likely than not impaired. With the assistance of a third party valuation firm, the Company determined that the indefinite lived intangible asset had a de minimus fair value as of December 31, 2024, based on a qualitative assessment of the Company's financial performance and asset specific factors including the planned use of the asset.
During the year ended December 31, 2024 the Company recognized an impairment loss within impairment expense on the consolidated statement of operations for $47.2 million, representing the difference between the carrying value and the fair value of the Company's indefinite lived intangible asset. There were no impairments of indefinite-lived intangible assets for the year ended December 31, 2023. See Note 5, Goodwill and Intangible Assets, Net, for further discussion.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
For intangible assets acquired in a non-monetary exchange, the estimated fair value of the shares transferred are used to establish their recorded values.
(q)Long-Lived Assets and Finite Lived Intangibles
The Company has finite lived intangible assets related to licenses. The Company reviews its long-lived assets and finite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events and circumstances the Company monitors and considers include significant decreases in the market price of similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flow it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset. The fair value of the Company's asset groups is estimated using indirect cost methods.
For the year ended December 31, 2024, the Company determined that certain of its long-lived assets and finite lived intangible assets were not recoverable based on a comparison of the carrying amount of the assets and the future undiscounted cash flows it expects the assets or asset groups to generate. During the year ended December 31, 2024, the Company recognized impairment charges of $254.2 million for its property, plant and equipment, $29.9 million for its finite lived intangible assets and $0.2 million for its operating lease right of use assets, representing the difference between the asset or asset groups carrying value and the fair value of the asset or asset group, allocated on the basis of the carrying value of each asset in the asset group. See Note 3, Balance Sheet Components, Note 4, Leases, and Note 5, Goodwill and Intangible Assets, Net, for further discussion.
(r)Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
A valuation allowance is recognized when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2024 and 2023. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.
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
(t)Revenue Recognition
Truck sales
Truck sales consist of revenue recognized on the sales of the Company's trucks. The sale of a truck is generally recognized as a single performance obligation at the point in time when control is transferred to the customer, which has historically been only the Company's dealers. Control is generally deemed transferred when the product is picked up by the carrier and the dealer can direct the product's use and obtain substantially all of the remaining benefits from the product. In certain limited circumstances, the Company recognizes revenue under bill and hold arrangements with its dealers, and control is transferred when title and risk of loss has passed to the dealer and the Company does not have the ability to use the product or direct it to

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
another dealer. The Company may offer certain after-market upgrades at the request of dealers. If a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation. In accordance with state law and the Company's dealer agreements, the Company may be required to repurchase dealer inventory in the event a dealer agreement is terminated, and accounts for these as sales with right of return.
The Company estimates a reserve for returns, which considers average historical returns, including in the event of dealer agreement terminations. Management believes that the estimate is an accurate reflection of expected returns, but actual return activity may vary from estimates. Accrued returns were approximately $7.4 million and $0.7 million as of December 31, 2024 and 2023, respectively, and are generally reflected in accrued expenses and other current liabilities on the consolidated balance sheets. If the reserve applies to trucks that have an outstanding accounts receivable balance, the reserve is reflected as a reduction of accounts receivable, net.
Revenue is recognized based on the transaction price, which is measured as the amount of consideration that the Company expects to receive in exchange for transferring the product pursuant to the terms of the contract with its dealer. The transaction price may be adjusted, if applicable, for variable consideration, such as financing costs on floor plan arrangements, which require the Company to make estimates including financing rates and coverage periods.
Payments for trucks sold are made in accordance with the Company's customary payment terms, generally net 5 days to net 30 days except for the portions of the purchase price funded by HVIP vouchers which are net 180 days. The Company has elected an accounting policy whereby the Company does not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the dealer and the time when the dealer pays for that good or service will be one year or less. Sales tax collected from dealers is not considered revenue and is accrued until remitted to the taxing authorities. Shipping and handling activities occur after the dealer has obtained control of the product, thus the Company has elected to account for those expenses as fulfillment costs in cost of revenues, rather than an additional promised service.
Service and other
Service and other revenues primarily consist of sales of charging products, regulatory credits, service parts, after-market parts, service and labor, and hydrogen. Sales are generally recognized as a single performance obligation at the point in time when control is transferred to the customer. Control is deemed transferred when the product is delivered to the customer and the customer can direct the product's use and obtain substantially all of the remaining benefits from the asset. Payments for products sold are made in accordance with the Company's customary payment terms and the Company's contracts do not have significant financing components. Sales tax collected is not considered revenue and is accrued until remitted to the taxing authorities.
(u)Product Warranties and Recall Campaigns
Product warranty costs are recognized upon transfer of control of trucks to dealers, and are estimated based on factors including the length of the warranty (generally 2 to 5 years), product costs, and product failure rates. Warranty reserves are reviewed and adjusted quarterly to ensure that accruals are adequate to meet expected future warranty obligations. Estimating future warranty costs is highly subjective and requires significant management judgment. Management believes that the accruals are adequate, however, based on the limited historical information available, it is possible that substantial additional charges may be required in future periods based on new information or changes in facts and circumstances. The Company's accrual includes estimates of the replacement costs for covered parts which are based on historical experience. This could be impacted by contractual changes with third-party suppliers or the need to identify new suppliers and the engineering and design costs that would accompany such a change.
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
During the third quarter of 2023, the Company filed a voluntary recall with the National Highway Traffic Safety Administration for the Company's BEV trucks related to the identification of a battery defect. The Company transported all BEV trucks to the Company's manufacturing facility where they are being retrofit with battery packs from another supplier. As of December 31, 2024 and 2023, the Company accrued gross recall campaign costs of $57.4 million and $65.8 million, respectively, of which $44.3 million and $3.0 million has been incurred through December 31, 2024 and 2023, respectively, for the BEV trucks that have been or are expected to be returned to dealers and their retail customers once the recall work is complete. The accrual includes estimates of product costs which are based upon historical experience. See Note 13, Commitments and Contingencies, for additional information.
The changes in warranty liability for the years ended December 31, 2024 and 2023, are summarized as follows:

Warranty liability
Accrued warranty at December 31, 2022	7,788
Warranties issued in period - product warranty	11,888
Warranties issued in period - recall campaign	65,778
Net changes in liability for pre-existing warranties	(2,622)
Warranty costs incurred	(3,886)
Accrued warranty at December 31, 2023	78,946
Warranties issued in period - product warranty	47,827
Net changes in liability for pre-existing warranties	(12,674)
Warranty costs incurred	(47,756)
Accrued warranty at December 31, 2024	$66,343
Accrued warranty consists of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Accrued product warranty liability, current	$11,825	$2,949
Accrued recall campaign liability, current	13,114	62,754
Warranty liability, current	$24,939	$65,703

Accrued product warranty liability, non-current	$41,405	$13,243
Accrued recall campaign liability, non-current	—	—
Accrued warranty in other long-term liabilities	$41,405	$13,243
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
(w)Selling, General, and Administrative Expense
Selling, general, and administrative expense consist of personnel related expenses for corporate, executive, finance, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, marketing costs and gains and losses on the sale and disposal of assets. Personnel related expenses consist of salaries, benefits, and stock-based compensation.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Advertising expense is expensed as incurred and was $1.6 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively.
(x)Other Expense, Net
Other expense, net consists of revaluation gains and losses on derivative assets and liabilities, grant income received from various governmental entities, foreign currency gains and losses, and unrealized gains and losses on investments. Grant income is recognized as income over the periods necessary to match the income on a systematic basis to the costs that it is intended to compensate.
For the years ended December 31, 2024 and 2023, the Company recognized a $2.0 million gain and a $2.2 million loss, respectively, related to foreign currency adjustments.
(y)Net Loss Per Share
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
(z)Recent Accounting Pronouncements.
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendments in this update increase required disclosures about a public entity's reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 requires the Company to disclose the title and position of its CODM. The Company adopted this standard effective December 31, 2024 and accordingly updated its segment disclosures, see Note 15, Segments. There was no material impact on the Company’s results of operations, cash flows and financial condition.
Recently issued accounting pronouncements not yet adopted
In December 2023, FASB issued ASU No. 2023-09, Income Taxes, to enhance income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company plans to adopt ASU 2023-09 for the year ended December 31, 2025, and is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2024-03.
In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in ASU 2024-04 are effective for all entities for annual reporting

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
periods beginning after December 15, 2025, and early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2024-04.

3.BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following at December 31, 2024 and 2023, respectively:

	As of December 31,
	2024	2023
Raw materials	$2,408	$32,889
Work-in-process	30,146	15,486
Finished goods	30,806	8,206
Service parts	8,487	6,007
Total inventory	$71,847	$62,588
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at December 31, 2024 and 2023, respectively:

	As of December 31,
	2024	2023
Insurance receivable	$17,500	$—
Non-trade receivables	6,906	5,570
Prepaid expenses and other current assets	6,733	7,377
Return reserve assets	5,414	675
Holdback receivable	4,869	3,655
Inventory deposits	4,575	4,843
Other deposits	2,793	1,643
Prepaid insurance premiums	2,454	2,148
Total prepaid expenses and other current assets	$51,244	$25,911
Non-trade receivables
For the years ended December 31, 2024 and 2023, the Company recognized government grant income totaling $2.0 million and $2.7 million, respectively, in connection with the Arizona Qualified Facility Tax Credit (“QFTC”). As GAAP does not contain authoritative accounting standards on this topic, the Company accounted for the QFTC by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, the grant is recognized on a systematic basis over the periods in which the qualifying expenses are incurred when it is determined that receipt of the grant is no longer contingent. As of December 31, 2024 and 2023, the Company recognized $2.0 million in prepaid expenses and other current assets on the consolidated balance sheets. The Company must continue to maintain compliance of the QFTC within the meaning of A.R.S. § 41-1512(X)(5) and, in respect to at least 51% of the then Qualified Eligible Person ("QEP"), to continue to pay at least the applicable threshold wage, to qualify for the tax credits related to the Phoenix, Arizona facility for a maximum of $6.1 million, in five equal installments of $1.2 million and the tax credits related to the Coolidge, Arizona facility for a maximum of $3.7 million, in five equal installments of $0.7 million.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
3. BALANCE SHEET COMPONENTS (Continued)
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at December 31, 2024 and 2023, respectively:

	As of December 31,
	2024	2023
Buildings	$62,862	$239,918
Tooling	54,471	39,389
Construction-in-progress	66,085	135,994
Finance lease assets	12,538	37,504
Equipment	88,682	67,657
Software	10,202	8,649
Land	347	7,957
Other	8,032	6,409
Demo vehicles	2,955	788
Leasehold improvements	4,027	3,100
Property, plant and equipment, gross	310,201	547,365
Less: accumulated depreciation and amortization	(79,325)	(43,949)
Total property, plant and equipment, net	$230,876	$503,416
Construction-in-progress on the Company's consolidated balance sheets as of December 31, 2024 relates primarily to the development of hydrogen infrastructure.
During the quarter ended December 31, 2024, the Company performed its annual long-lived asset impairment testing and concluded that the carrying amount of its asset groups were not recoverable as of December 31, 2024. As a result, with the assistance of a third-party valuation specialist, management estimated the fair value of its asset groups, which was less than the carrying value of those asset groups. The fair value of the asset groups was determined using an indirect cost method, utilizing the current reproduction cost of each asset. The cost indices used in the indirect cost method are sourced from industry standard resources including Marshall and Swift Valuation Services and Bureau of Labor Statistics. The current reproduction cost was adjusted to account for physical depreciation, functional obsolescence, and economic obsolescence, as applicable. A market approach was also utilized for certain equipment assets, where the Company relied on the comparable match method. All forms of functional and economic obsolescence were considered and applied through the application of the market approach.
An impairment loss of $254.2 million was recognized based on the difference between the carrying value of the asset groups and their estimated fair value. The loss was allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.
During the year ended December 31, 2024, the Company changed its accounting estimate for the expected useful life of tooling. The Company determined that straight-line depreciation with an estimated useful life of 5 years was more representative of the estimated economic lives of those assets than the consumption method. This change in estimate was applied prospectively effective for the first quarter of 2024 and resulted in an increase in depreciation expense of $11.6 million for the year ended December 31, 2024. For the year ended December 31, 2024, the change in estimate resulted in an increase in net loss per share of $0.21.
Depreciation expense for the years ended December 31, 2024 and 2023 was $38.6 million and $28.9 million, respectively.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
3. BALANCE SHEET COMPONENTS (Continued)
In July 2023, the Company executed a membership interest and asset purchase agreement (the "FFI Purchase Agreement") with FFI. Pursuant to the terms of the FFI Purchase Agreement, FFI Phoenix Hub Holdings, LLC, acquired 100% of the interests in Phoenix Hydrogen Hub, LLC, the Company's wholly owned subsidiary holding the assets related to the Phoenix hydrogen hub project, including land and construction-in-progress. The Company sold $24.4 million of assets during the year ended December 31, 2023 pursuant to the first closing. The Company's proceeds were net of a $3.7 million holdback. During the year ended December 31, 2024, the Company completed the second closing under the terms of the FFI Purchase Agreement, and sold $25.1 million of assets. The Company's proceeds were net of a $3.7 million holdback. As of December 31, 2024, the Company recognized $4.9 million in prepaid and other current assets on the consolidated balance sheets for the remaining holdback receivable on the first and second closings. As of December 31, 2023, the Company recognized $3.7 million in prepaid and other current assets on the consolidated balance sheets for the holdback receivable on the first closing.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31, 2024 and 2023, respectively:

	As of December 31,
	2024	2023
Settlement liabilities	$115,950	$91,330
Warranty liability, current	24,939	65,703
Inventory received not yet invoiced	10,603	8,642
Accrued return reserve	4,425	658
Accrued purchase of intangible asset	5,193	13,796
Accrued payroll and payroll related expenses	5,020	3,254
Accrued purchases of property, plant and equipment	5,009	2,458
Operating lease liabilities, current	3,295	1,867
Other accrued expenses	6,078	6,236
Accrued outsourced engineering services	1,879	4,207
Derivative liability	—	8,871
Total accrued expenses and other current liabilities	$182,391	$207,022
4.LEASES
As of December 31, 2024 the Company leased land in California related to the development of hydrogen infrastructure, buildings for warehousing and office space in Arizona and in California, mobile fueling and hydrogen infrastructure assets, and equipment under noncancellable operating and finance leases expiring at various dates through March 2033. Certain of the Company's leases as of December 31, 2024, contain purchase options and options to renew that the Company has deemed reasonably certain to exercise. The Company's lease agreements do not contain material residual value guarantees or material restrictive covenants.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
4. LEASES (Continued)
The following table summarizes the effects of finance and operating lease costs in the Company's consolidated statements of operations:

	Consolidated Statements of Operations Caption	Year Ended December 31,
		2024	2023
Operating lease cost:
Lease cost	Research and development, Selling, general and administrative and Cost of revenues	$4,257	$2,622
Variable lease cost(1)	Selling, general and administrative and Cost of revenues	245	219
Total operating lease cost		4,502	2,841

Short-term lease cost	Research and development, Selling, general and administrative and Cost of revenues	3,378	3,617

Finance lease cost:
Amortization of right of use assets	Research and development, Selling, general and administrative and Cost of revenues	3,113	979
Interest on lease liabilities	Interest expense, net	2,983	753
Variable lease cost(1)	Cost of revenues	40	44
Total finance lease cost		6,136	1,776

Total lease cost		$14,016	$8,234
(1)Variable lease costs were not included in the measurement of the operating and finance lease liabilities and primarily include property taxes, property insurance and common area maintenance expenses.
Supplemental balance sheet information related to leases is as follows:

	Classification	As of December 31,
		2024	2023
Assets
Finance lease assets, net	Property, plant and equipment, net	$8,387	$36,106
Operating lease assets	Other assets	11,305	6,358
Total lease assets		$19,692	$42,464

Liabilities
Current:
Finance lease liabilities	Debt and finance lease liabilities, current	$6,783	$6,312
Operating lease liabilities	Accrued expenses and other current liabilities	3,295	1,867
Non-current:
Finance lease liabilities	Long-term debt and finance lease liabilities, net of current portion	34,875	26,395
Operating lease liabilities	Operating lease liabilities	8,356	4,765
Total lease liabilities		$53,309	$39,339

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
4. LEASES (Continued)

	As of December 31,
	2024	2023
Weighted average remaining lease term (years)
Finance leases	3.86	3.97
Operating leases	4.54	5.66
Weighted average discount rate
Finance leases	8.98%	9.58%
Operating leases	8.18%	6.29%
Supplemental cash flow information related to leases is as follows:

	As of December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow for finance leases	$2,983	$753
Operating cash flow for operating leases	4,434	2,502

Leased assets obtained in exchange for lease liabilities
Finance leases	$16,718	$32,820
Operating leases	8,524	706
Maturities of the Company's lease liabilities are as follows:

Years Ended December 31,	Finance leases	Operating leases	Total
2025	$10,135	$4,039	$14,174
2026	19,063	3,347	22,410
2027	8,310	1,877	10,187
2028	7,153	1,642	8,795
2029	4,150	1,365	5,515
Thereafter	1,327	1,712	3,039
Total lease payments	$50,138	$13,982	$64,120
Less: imputed interest	8,480	2,331	10,811
Total lease liabilities	$41,658	$11,651	$53,309
Less: current portion	6,783	3,295	10,078
Long-term lease liabilities	$34,875	$8,356	$43,231
During the quarter ended December 31, 2024, the Company performed its annual impairment testing and concluded that the carrying amount of its asset groups, including operating and finance lease right of use assets, were not recoverable as of December 31, 2024. As a result, with the assistance of a third-party valuation specialist, management estimated the fair value of its asset groups, which was less than the carrying value of the asset group. To determine the fair value of the lease assets within the Company's asset groups, a discounted cash flow model was utilized based on market rents projected over the remaining lease term and discounted to present value at a market derived discount rate.
Impairment losses of $40.8 million for finance lease right of use assets and $0.2 million for operating lease right of use assets were recognized for the year ended December 31, 2024, on a pro rata basis to each asset within the asset groups using the relative carrying amounts of those assets.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5.GOODWILL AND INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of separately identifiable intangible assets and goodwill are as follows:

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$(19,643)	$(29,916)	$441
FCPM license	47,181	—	(47,181)	—
Other intangibles	1,650	(727)	—	923
Total intangible assets	$98,831	$(20,370)	$(77,097)	$1,364

Goodwill	$5,238	$—	$(5,238)	$—

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses:
S-WAY Product and Platform license	$50,000	$(12,500)	$37,500
FCPM license	47,181	—	47,181
Other intangibles	1,650	(471)	1,179
Total intangible assets	$98,831	$(12,971)	$85,860

Goodwill	$5,238	$—	$5,238
Amortization expense for the years ended December 31, 2024 and 2023 was $7.4 million.
In 2019, the Company was granted a non-exclusive and non-transferable license to intellectual property used in the Iveco S-WAY Platform and Product, which is the cab over engine truck manufactured by Iveco S.p.A ("Iveco"). The material rights under the license agreement include the non-exclusive use of the S-WAY key technology to manufacture, distribute and service BEV and FCEV trucks and related components in the United States, and the ability to grant the use of the key technology to the Company's North American sub-suppliers. The license was placed in service in the second quarter of 2022 commensurate with the start of production of the BEV. The license will be amortized over a 7-year useful life, as it reflects the period over which the sales of BEV and FCEV trucks utilizing Iveco S-WAY platform are expected to contribute to the Company's cash flows. The Company recorded $7.1 million of amortization expense to cost of revenues on the consolidated statements of operations for the years ended December 31, 2024 and 2023 related to the S-WAY license.
In 2021, the Company was granted a non-exclusive and non-transferable license to intellectual property that will be used to adapt, further develop and assemble FCPMs for use in the production of the Company's FCEV. The license was accounted for as an asset acquisition and the accumulated cost of the license was determined to be €40.0 million or $47.2 million. As of December 31, 2024, the Company accrued €5.0 million or $5.2 million in accrued expenses and other current liabilities and €15.0 million or $15.6 million in accounts payable on the consolidated balance sheets related to the payments for the license. As of December 31, 2023, the Company accrued €12.5 million or $13.8 million in accrued expenses and other current liabilities and €5.0 million or $5.5 million in other long-term liabilities on the consolidated balance sheets. As of December 31, 2024, the Company has not started amortizing the license.
During the second half of 2024 the Company sustained declines in its stock price and market capitalization, and the Company determined it appropriate to evaluate its definite and indefinite long-lived assets for impairment. With the assistance

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
5. GOODWILL AND INTANGIBLE ASSETS, NET (Continued)
of a third party valuation firm, the Company determined that the indefinite and definite lived intangible assets had de minimus fair values as of December 31, 2024, based on a qualitative assessment of the Company's financial performance and asset specific factors including the planned use of the assets. For the year ended December 31, 2024, the Company recognized impairment charges of $82.3 million for its indefinite lived intangible asset, definite lived intangible assets and goodwill. See Note 2, Summary of Significant Accounting Policies, and Note 3, Balance Sheet Components, for additional information.
Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years Ended December 31,	Amortization
2025	$360
2026	210
2027	160
2028	160
2029	84
Thereafter	390
Total	$1,364
6.INVESTMENTS IN AFFILIATES
Investments in unconsolidated affiliates accounted for under the equity method consisted of the following:

		As of December 31,
	Ownership as of December 31, 2024	2024	2023
Wabash Valley Resources LLC	20%	$55,432	$57,062
		$55,432	$57,062
Equity in net loss of affiliates on the consolidated statements of operations for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
Equity in net loss of affiliates:
Nikola Iveco Europe GmbH	$—	$(15,556)
Wabash Valley Resources LLC	(1,630)	(862)
Total equity in net loss of affiliates	$(1,630)	$(16,418)
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
During the years ended December 31, 2024 and 2023, no contributions were made to Nikola Iveco Europe GmbH.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
6. INVESTMENTS IN AFFILIATES (Continued)
On June 29, 2023 (the "Divestiture Closing"), the Company and Iveco executed the European Joint Venture Transaction Agreement (the "Transaction Agreement") whereby the Company sold its 50% equity interest in Nikola Iveco Europe GmbH to Iveco for $35.0 million. In conjunction with the Transaction Agreement, the Company issued an intellectual property license agreement (the “License Agreement”), which grants Iveco and Nikola Iveco Europe GmbH a non-exclusive, perpetual, irrevocable, fully sublicensable, transferable, and fully assignable license ("Licensed Software") to software and controls technology related to the BEV and FCEV. According to the terms of the Transaction Agreement, the Company was eligible to receive 686,667 shares of its own common stock from Iveco, contingent on successful due diligence ("Software Due Diligence") performed by Iveco and its consultants on the Licensed Software delivered to Iveco on the Divestiture Closing pursuant to the License Agreement. The Software Due Diligence was evaluated based on mutually agreed criteria between Iveco and the Company.
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

For the year ended December 31, 2023
Cash consideration received	$35,000
Contingent stock consideration receivable	25,956
Derecognition of investment in affiliate	11,428
Derecognition of cumulative currency translation losses	(1,535)
Gain on divestiture of affiliate	$70,849
Contingent stock consideration received
The contingent stock consideration was accounted for as variable consideration and included in total consideration as of Divestiture Closing, as it was not probable that a significant reversal of such consideration would occur upon resolution of the contingency. On August 3, 2023, the Software Due Diligence was deemed successful, and Iveco transferred to the Company 686,667 shares of Nikola common stock, which were immediately retired. The Company recognized the fair value of the common stock upon receipt in accumulated deficit on the consolidated balance sheets. The fair value of the contingent stock consideration was measured based on the closing price of the Company's common stock price, with changes in fair value recognized in other expense, net on the consolidated statements of operations.
During the year ended December 31, 2023, the change in fair value of the contingent stock consideration was as follows:

Stock consideration receivable
Fair value at December 31, 2022	$—
Contingent stock consideration recognized on Divestiture Closing	25,956
Change in fair value	43,981
Receipt of shares for stock consideration	(69,937)
Fair value at December 31, 2023	$—
Wabash Valley Resources LLC
On June 22, 2021, the Company entered into a Membership Interest Purchase Agreement (the "MIPA") with Wabash Valley Resources LLC ("WVR") and the Sellers, pursuant to which, the Company purchased a 20% equity interest in WVR in exchange for $25.0 million in cash and 56,079 shares of the Company's common stock.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
6. INVESTMENTS IN AFFILIATES (Continued)
The Company's interest in WVR is accounted for under the equity method and is included in investment in affiliates on the Company's consolidated balance sheets. As of the WVR Closing Date, the fair value of the Company's investment in WVR was $57.4 million. Included in the initial carrying value was a basis difference of $55.5 million due to the difference between the cost of the investment and the Company's proportionate share of WVR's net assets. The basis difference is primarily comprised of property, plant, and equipment and intangible assets.
As of December 31, 2024, the Company's maximum exposure to loss was $55.9 million, which represents the book value of the Company's equity interest and a loan to WVR for $0.5 million.
Nikola - TA HRS 1, LLC
In March 2022, the Company and Travel Centers of America, Inc. ("TA") entered into a series of agreements which established a joint venture, Nikola - TA HRS 1, LLC. The agreements provided for 50/50 ownership of the joint venture. Pursuant to the terms of the agreements, the Company contributed $1.0 million to Nikola - TA HRS 1, LLC in 2022.
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
7.DEBT AND FINANCE LEASE LIABILITIES
A summary of debt and finance lease liabilities as of December 31, 2024 and 2023 is as follows:

	As of December 31,
	2024	2023
Current:
Finance lease liabilities	$6,783	$6,312
Insurance premium financing	1,865	1,852
Promissory notes	777	699
Financing obligations	170	87
Debt and finance lease liabilities, current	$9,595	$8,950

Non-current:
Financing obligations	102,389	101,470
Toggle Convertible Notes	$52,638	$124,061
Finance lease liabilities	34,875	26,395
Promissory notes	1,572	2,306
8.25% Convertible Notes	1,226	15,047
Long-term debt and finance lease liabilities, net of current portion	$192,700	$269,279

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
The fair values of the following debt obligations are estimated using level 2 fair value inputs, including stock price and risk-free rates. The following table presents the carrying value and estimated fair values:

	As of December 31, 2024
	Carrying Value	Fair Value
June 2022 Toggle Convertible Notes	$41,834	$38,367
June 2023 Toggle Convertible Notes	10,804	10,974
8.25% Convertible Notes	1,226	352
Promissory notes	2,349	2,311
Insurance premium financings	1,865	1,865
Toggle Convertible Notes
In June 2022, the Company completed a private placement of $200.0 million aggregate principal amount of the Company's June 2022 Toggle Convertible Notes, which mature on May 31, 2026. The June 2022 Toggle Convertible Notes were issued pursuant to an indenture, dated as of June 1, 2022 (the "June 2022 Toggle Convertible Notes Indenture").
In April 2023, the Company completed an exchange of $100.0 million aggregate principal amount of the Company's June 2022 Toggle Convertible Notes for the issuance of $100.0 million aggregate principal amount of April 2023 Toggle Convertible Notes, which mature on May 31, 2026. The April 2023 Toggle Convertible Notes were issued pursuant to the April 2023 Toggle Convertible Notes Indenture. In conjunction with the issuance of the April 2023 Toggle Convertible Notes, the Company executed the first supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of April 3, 2023 (the "First Supplemental Indenture to June 2022 Notes"), and the second supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of April 10, 2023 (the "Second Supplemental Indenture to June 2022 Notes"), which First Supplemental Indenture to June 2022 Notes, among other things, amended the conversion provisions of the June 2022 Toggle Convertible Notes Indenture.
Additionally, in June 2023, the Company completed a private placement of $11.0 million aggregate principal amount of the Company's June 2023 Toggle Convertible Notes, which mature on May 31, 2026. The June 2023 Toggle Convertible Notes were issued pursuant to the June 2023 Toggle Convertible Notes Indenture (together with the June 2022 Toggle Convertible Notes Indenture and the April 2023 Toggle Convertible Notes Indenture, the "Toggle Convertible Notes Indentures"). The June 2023 Toggle Convertible Notes were issued in consideration as a consent fee to the holders for execution of the third supplemental indenture to the June 2022 Toggle Convertible Notes Indenture dated as of June 23, 2023 (the "Third Supplemental Indenture to June 2022 Notes"), and the first supplemental indenture to the April 2023 Toggle Convertible Notes Indenture dated as of June 23, 2023 (the "First Supplemental Indenture to April 2023 Notes"), which, among other things, released Romeo as a guarantor of the June 2022 Toggle Convertible Notes and the April 2023 Toggle Convertible Notes, respectively.
In November 2024, the Company and the trustee named therein entered into the fourth supplemental indenture to the June 2022 Toggle Convertible Notes, dated as of November 13, 2024 (the "Fourth Supplemental Indenture to June 2022 Notes") and the first supplemental indenture to the June 2023 Toggle Convertible Notes, dated as of November 13, 2024 (the "First Supplemental Indenture to June 2023 Notes"). Each of the Fourth Supplemental Indenture to June 2022 Notes and First Supplemental Indenture to June 2023 Notes provided for a temporary modification to the conversion privileges of the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible, respectively. Provided that the Company has received at least $65.0 million of gross proceeds from the sale of its common stock from one or more holders who consented to the Fourth Supplemental Indenture to June 2022 Notes and First Supplemental Indenture to June 2023 Notes prior to November 27, 2024 (the "Specified Condition"), the holders may elect to convert the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes at a reduced conversion price of $3.116 through January 31, 2025. On November 27, 2024, the Company and the trustee named therein entered into the fifth supplemental indenture to the June 2022 Toggle Convertible Notes, dated as of such date (the "Fifth Supplemental Indenture to June 2022 Notes" and, together with the Fourth Supplemental Indenture to June 2022 Notes, the “November Supplemental Indentures to June 2022 Notes”) and the second supplemental indenture to the June 2023 Toggle Convertible Notes, dated as of such date (the "Second Supplemental Indenture to June 2023 Notes" and, together with the First Supplemental Indenture to June 2023 Notes, the “November Supplemental Indentures to June 2023 Notes”),

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
which supplemental indentures extended the Specified Condition to December 3, 2024. On December 3, 2024, the Specified Condition was satisfied. After January 31, 2025, the reduced conversion price does not apply.
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
The initial conversion rates were adjusted on June 24, 2024 to be 3.812 and 22.8938 shares per $1,000 principal amount of the June 2022 Toggle Convertible Notes and April 2023 Toggle Convertible Notes, respectively, subject to customary anti-dilution adjustments in certain circumstances, which represent adjusted conversion prices of approximately $262.33 and $43.68 per share, respectively.
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
The Toggle Convertible Notes Indentures provide that prior to February 28, 2026, the Toggle Convertible Notes are convertible at the option of the holders only upon the occurrence of specified events and during certain periods, and will be convertible on or after February 28, 2026, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Toggle Convertible Notes.
Holders of the Toggle Convertible Notes have the right to convert all or a portion of their Toggle Convertible Notes prior to the close of business on the business day immediately preceding February 28, 2026 only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2022 for the June 2022 Toggle Convertible Notes, during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2023 for the April 2023 Toggle Convertible Notes, during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2023 for the June 2023 Toggle Convertible Notes (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Toggle Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Toggle Convertible Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate of the Toggle Convertible Notes on each such trading day; (iii) if the Company calls

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
such Toggle Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events.
Pursuant to the November Supplemental Indentures to June 2022 Notes and November Supplemental Indentures to June 2023 Notes, the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes are convertible at the holder's option, at a reduced conversion price of $3.116 through January 31, 2025, conditioned on the holders purchasing at least $65.0 million of the Company's common stock. The holders completed $65.0 million of purchases in December 2024.
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
Put Premium
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
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
During the year ended December 31, 2023, the holders of the April 2023 Toggle Convertible Notes exercised their conversion right for all the outstanding principal amount. The Company elected to settle the conversion with the issuance of 2,415,293 shares of common stock. The remaining unamortized discount was recognized in interest expense, net on the consolidated statements of operations due to the reclassification of the conversion feature to equity.

During the year ended December 31, 2024, holders of the June 2022 Toggle Convertible Notes converted $94.2 million aggregate principal amount of June 2022 Toggle Convertible Notes for the issuance of 30,215,497 shares, at the reduced conversion price of $3.116. The conversion was accounted for as an induced conversion in accordance with ASC 470-20, Debt with Conversion and Other Options. The total fair value of the additional consideration to induce conversion of $22.9 million was recognized as inducement expense on the consolidated statement of operations for the year ended December 31, 2024.
The net carrying amounts of the debt component of the Toggle Convertible Notes as of December 31, 2024 were as follows:

	June 2022 Toggle Convertible Notes	June 2023 Toggle Convertible Notes
Principal amount	$43,282	$12,395
Accrued PIK interest	439	—
Unamortized discount	(456)	(1,591)
Unamortized issuance costs	(1,431)	—
Net carrying amount	$41,834	$10,804
The net carrying amounts of the debt component of the Toggle Convertible Notes as of December 31, 2023 were as follows:

	June 2022 Toggle Convertible Notes	June 2023 Toggle Convertible Notes
Principal amount	$123,478	$11,460
Accrued PIK interest	1,170	—
Unamortized discount	(2,306)	(2,496)
Unamortized issuance costs	(7,245)	—
Net carrying amount	$115,097	$8,964
As of December 31, 2024, the effective interest rates on the June 2022 Toggle Convertible Notes and June 2023 Toggle Convertible Notes were 13.90% and 17.24%, respectively. Amortization of the debt discount and issuance costs is reported as a component of interest expense and is computed using the straight-line method over the term of the Toggle Convertible Notes, which approximates the effective interest method.
The following table presents the Company's interest expense related to the June 2022 Toggle Convertible Notes:

	Years Ended December 31,
	2024	2023
Contractual interest expense	$13,225	$15,744
Amortization of debt discount and issuance costs	3,346	3,333
Total interest expense	$16,571	$19,077

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
The following table presents the Company's interest expense related to the April 2023 Toggle Convertible Notes:

Year Ended
December 31, 2023
Contractual interest expense	$3,562
Amortization of debt discount and issuance costs	42,242
Total interest expense	$45,804
The following table presents the Company's interest expense related to the June 2023 Toggle Convertible Notes:

	Years Ended December 31,
	2024	2023
Contractual interest expense	$935	$460
Amortization of debt discount and issuance costs	905	454
Total interest expense	$1,840	$914
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
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
The Company elected to account for the First Purchase Agreement Notes pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The Company believes that the fair value option better reflects the underlying economics of the First Purchase Agreement Notes. The First Purchase Agreement Notes were fully converted in the second quarter of 2023, and the First Purchase Agreement was terminated in the third quarter of 2023.
Second Purchase Agreement Notes
On August 21, 2023, the Company entered into a securities purchase agreement (the "Second Purchase Agreement") with the investors named therein for the sale of up to $325.0 million in initial principal amount of senior convertible notes (the “Second Purchase Agreement Notes”), in a registered direct offering. The Second Purchase Agreement Notes are convertible into shares of the Company’s common stock, subject to certain conditions and limitations. The Company consummated an initial closing for the sale of $125.0 million in aggregate principal amount of Second Purchase Agreement Notes on August 21, 2023 (the "Series A-1 Notes").
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
The following table summarizes conversions of the Second Purchase Agreement Notes during the year ended December 31, 2023:

	Series A-1 Notes	Series A-2 Notes
Shares of common stock issued for conversions	4,279,353	1,198,433
Principal balance converted	$125,000	$40,000
Make-whole interest converted	$6,250	$2,000
Average conversion price	$30.67	$35.05
The Company elected to account for the Second Purchase Agreement Notes pursuant to the fair value option under ASC 825. The Second Purchase Agreement Notes were fully converted during the year ended December 31, 2023, and the Second Purchase Agreement was terminated in the third quarter of 2024.
Third Purchase Agreement Notes
On August 19, 2024, the Company entered into a securities purchase agreement (the "Third Purchase Agreement") with the investors named therein for the sale of up to $160.0 million in initial principal amount of senior convertible notes (the “Third Purchase Agreement Notes”), in a registered direct offering. The Third Purchase Agreement Notes (together with the First Purchase Agreement Notes and the Second Purchase Agreement, the "Senior Convertible Notes") were convertible into shares of the Company’s common stock, subject to certain conditions and limitations. The Company consummated an initial closing for the sale of $80.0 million in aggregate principal amount of Third Purchase Agreement Notes on August 19, 2024 (the "Series B-1 Notes").
The purchase price for the Third Purchase Agreement Notes was $1,000 per $1,000 principal amount.
Each Third Purchase Agreement Note accrued interest at a rate of 5% per annum, payable in arrears on the first calendar day of each calendar quarter, beginning October 1, 2024 for the Series B-1 Notes. Interest was not paid in cash but was capitalized on each interest payment date by adding the accrued interest to the then outstanding principal of the Notes. Each Third Purchase Agreement Note issued pursuant to the Third Purchase Agreement had a maturity date of one year from issuance, which may be extended at the option of the noteholders in certain instances. Upon any conversion, redemption or other repayment of a Third Purchase Agreement Note, a “make-whole” amount equal to the amount of additional interest that would accrue under such Third Purchase Agreement Note at the interest rate then in effect assuming that the outstanding principal of such Third Purchase Agreement Notes remained outstanding through and including the maturity date of such Third Purchase Agreement Note.
Pursuant to Nasdaq Rule 5635, the Company was limited to the issuance of an aggregate of 10,114,374 shares under the terms of the Third Purchase Agreement. The Company could not issue any shares of common stock upon conversion of any Third Purchase Agreement Notes if the issuance of such common stock, together with all other common stock issued in connection with the Third Purchase Agreement Notes, would exceed the aggregate number of shares issuable pursuant to Nasdaq Rule 5635 (the “Exchange Cap”).
At any time on or after August 19, 2024, the Conversion Amount was convertible at any time, at the Conversion Price. The Reference Price and Floor Price applicable to each issuance of Third Purchase Agreement Notes is summarized below:

	Reference Price	Floor Price
Series B-1 Notes	$12.200	$1.620
The Company elected to account for the Third Purchase Agreement Notes pursuant to the fair value option under ASC 825. Using an as-converted fair value methodology, the Company determined the fair value of the Series B-1 Notes upon issuance was $88.4 million. The Company recognized an immediate fair value adjustment of $8.4 million in other expense, net on the consolidated statement of operations for the year ended December 31, 2024. Additionally, the Company recognized

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
$5.7 million in interest expense, net on the consolidated statement of operations for the year ended December 31, 2024 for placement agent fees and other issuance costs.
The following table summarizes conversions of the Third Purchase Agreement Notes during the year ended December 31, 2024:

Series B-1 Notes
Shares of common stock issued for conversions	10,114,374
Principal balance converted	$47,777
Make-whole interest converted	$2,389
Average conversion price	$5.59
Carrying value of notes converted	$52,806
Loss on debt extinguishment	$3,742
During the year ended December 31, 2024, and in conjunction with its execution of the Fourth Supplemental Indenture to June 2022 Notes and First Supplemental Indenture to June 2023 Notes, the Company executed a waiver to convertible notes and payoff agreement with the holders of the Series B-1 Notes (the "Payoff Agreement"). Pursuant to the terms of the Payoff Agreement, the Third Purchase Agreement was terminated in exchange for a payment of $39.4 million to the holders of the Series B-1 Notes. During the year ended December 31, 2024, the Company recognized $3.8 million in other expense, net on the consolidated statement of operations for fair value adjustments on the Series B-1 Notes subject to the Payoff Agreement.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
The following table summarizes conversions of the 8.25% Convertible Notes during the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023
Shares of common stock issued for conversions	733,331	5,683,038
Principal balance converted	$19,800	$153,442
Make-whole premium	$4,579	$35,241
Net carrying amount converted	$13,741	$107,102
Loss on debt extinguishment	$2,262	$10,663
The net carrying amount of the debt component of the 8.25% Convertible Notes as of December 31, 2024 and 2023 was as follows:

	As of December 31,
	2024	2023
Principal amount	$1,758	$21,558
Unamortized discount	(475)	(5,821)
Unamortized issuance costs	(57)	(690)
Net carrying amount	$1,226	$15,047
Interest expense on the 8.25% Convertible Notes for the years ended December 31, 2024 and 2023 was immaterial.
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
As of December 31, 2024 and 2023 the financing obligation for the headquarters was $51.5 million and $51.5 million, respectively, on the Company's consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company recognized $3.6 million of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
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
As of December 31, 2024 and 2023 the financing obligation for the land was $50.9 million and $49.9 million, respectively, on the Company's consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company recognized $5.2 million and $2.6 million, respectively, of interest expense related to interest on the financing obligation and amortization of debt issuance costs.
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
For the year ended December 31, 2023, the Company recognized $1.1 million of interest expense on the Collateralized Note. The Company repaid $39.3 million during the third quarter of 2023, representing the outstanding principal balance of the Collateralized Note.
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
For the years ended December 31, 2024 and 2023, the Company recognized immaterial amounts of interest expense on the Second Collateralized Note.
Insurance Premium Financing
The Company executes insurance premium financing agreements pursuant to which the Company finances certain annual insurance premiums, primarily consisting of premiums for directors' and officers' insurance.
During the years ended December 31, 2024 and 2023, the Company executed insurance premium financing agreements to finance premiums of $5.8 million and $5.2 million, respectively. As of December 31, 2024 and 2023, the Company recorded $1.9 million on the consolidated balance sheets for insurance premium financing obligations, with interest rates ranging from 6.64% to 6.99%, and with various maturity dates through June 13, 2025.
For the years ended December 31, 2024 and 2023, the Company recognized immaterial amounts of interest expense on the insurance premium financing agreements.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
7. DEBT AND FINANCE LEASE LIABILITIES (Continued)
Aggregate Long-Term Debt Maturities
The following table summarizes the long-term debt maturities for each of the next five years and thereafter at December 31, 2024.

Years Ended December 31,	Total
2025	$8,212
2026	66,540
2027	8,951
2028	8,442
2029	8,589
Thereafter	565,860
Total	$666,594
Letters of Credit
During the first quarter of 2024, the Company executed a $3.0 million letter of credit in connection with the FFI Purchase Agreement through January 30, 2025. As of December 31, 2024, no amounts have been drawn on the letter of credit.
During the third quarter of 2023, the Company executed a $1.2 million letter of credit to secure a customs bond through September 14, 2024. The letter of credit was subsequently extended through September 14, 2025. As of December 31, 2024, no amounts have been drawn on the letter of credit.
During the second quarter of 2022, and in conjunction with the execution of the Lease Agreement, the Company executed an irrevocable standby letter of credit for $12.5 million to collateralize the Company's lease obligation. The Lease Agreement was subsequently amended, increasing the amount of the letter of credit to $12.8 million. The letter of credit is subject to annual increases commensurate with base rent increases pursuant to the Lease Agreement. The letter of credit will expire upon the expiration of the Lease Agreement, but may be subject to reduction or early termination upon the satisfaction of certain conditions as described in the Lease Agreement.
During the fourth quarter of 2021, the Company executed an irrevocable standby letter of credit for $25.0 million through December 31, 2024 in connection with the execution of a product supply agreement with a vendor. The supply agreement was subsequently amended, reducing the amount of the letter of credit to zero.
8.CAPITAL STRUCTURE
Shares Authorized
As of December 31, 2024, the Company had authorized a total of 1,150,000,000 shares for issuance consisting of 1,000,000,000 shares designated as common stock and 150,000,000 shares designated as preferred stock.
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
Under the terms of the First Tumim Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, shares of common stock over the period commencing on the date of the First Tumim Purchase Agreement (the “Tumim Closing Date”) and ending on the first day of the month following the 36-month anniversary of the Tumim Closing Date. The

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. CAPITAL STRUCTURE (Continued)
purchase price will be calculated as 97% of the volume weighted average prices of the Company's common stock during normal trading hours for three consecutive trading days commencing on the purchase notice date.
During 2023, the Company sold 114,033 shares of common stock for proceeds of $8.4 million, and terminated the First Tumim Purchase Agreement during the first quarter of 2023.
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
During 2023, the Company sold 959,693 shares of common stock for proceeds of $59.2 million to Tumim under the terms of the Second Tumim Purchase Agreement, and terminated the Second Tumim Purchase Agreement during the third quarter of 2023.
Equity Distribution Agreements
In August 2022, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. ("Citi") as sales agent, pursuant to which the Company can issue and sell shares of its common stock with an aggregate maximum offering price of $400.0 million. In August 2023, the Company restated the equity distribution agreement with Citi as a sales agent, pursuant to which the Company increased the aggregate maximum offering price by $200.0 million, resulting in an aggregate offering price of up to $600.0 million.
The Company pays Citi a fixed commission rate of 2.5% of gross offering proceeds of shares sold under the Equity Distribution Agreement. The following table summarizes sales under the Equity Distribution Agreement during the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Shares sold	28,929,460	2,278,375
Average price per share	$4.60	$52.91

Gross proceeds	$132,985	$120,538
Commissions to the sales agent and other fees	6,940	3,013
Net proceeds	$126,045	$117,525
Commissions incurred in connection with the Equity Distribution Agreement are reflected as a reduction of additional paid-in capital on the Company's consolidated balance sheets. As of December 31, 2024 and 2023, $2.1 million and $49.5 thousand, respectively, in commissions were recognized in accounts payable and accrued expenses and other current liabilities on the Company's consolidated balance sheets.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
8. CAPITAL STRUCTURE (Continued)
During the year ended December 31, 2024, the Company sold $49.8 million under the terms of the Equity Distribution Agreement, plus an additional amount so the gross proceeds to the Company were equal to a minimum price of $3.116 per share, or $65.0 million in aggregate. See Note 7, Debt and Finance Lease Liabilities, for details. Proceeds of $49.8 million were attributed to the fair value of the shares sold as of the sale dates, and $15.2 million of the proceeds represent the difference between the fair value of the shares and the minimum price as of each sale date. The Company recognized a gain of $15.2 million in inducement expense on the consolidated statement of operations for the year ended December 31, 2024.
In December 2024, the Company entered into an equity distribution agreement with BTIG, LLC ("BTIG") as sales agent, pursuant to which the Company can issue and sell shares of its common stock with an aggregate maximum offering price of $100.0 million (the "Second Equity Distribution Agreement").
The Company pays BTIG a fixed commission rate of 2.5% of gross offering proceeds of shares sold under the Second Equity Distribution Agreement. During the year ended December 31, 2024, the Company sold 841,103 shares of common stock under the Second Equity Distribution Agreement at an average price per share of $1.48 for gross proceeds of $1.2 million and net proceeds of approximately $0.8 million, after $0.4 million in commissions to the sales agent and other fees.
Public Offerings
The Company sold 997,024 shares of common stock in an underwritten public offering (the "Public Offering") at an offering price of $33.60 per share. The Public Offering closed on April 4, 2023, and the Company received net proceeds of $32.2 million after underwriter's discounts and offering costs.
The Company sold 4,444,444 shares of common stock in an underwritten public offering (the "December 2023 Public Offering") at an offering price of $22.50 per share. The December 2023 Public Offering closed on December 12, 2023, and the Company received net proceeds of $95.6 million after underwriter's discounts and offering costs.
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
9.STOCK-BASED COMPENSATION EXPENSE
2017 and 2020 Stock Plans
The 2017 Stock Option Plan (the “2017 Plan”) provided for the grant of incentive and nonqualified options to purchase Legacy Nikola common stock to officers, employees, directors, and consultants. Options were granted at a price not less than the fair market value on the date of grant and generally became exercisable between one and four years after the date of grant. Options generally expire ten years from the date of grant. Outstanding awards under the 2017 Plan continue to be subject to the terms and conditions of the 2017 Plan.
The aggregate number of shares authorized for issuance under the Nikola Corporation 2020 Stock Incentive Plan ("2020 Plan") will not exceed 1,426,762, plus the number of shares subject to outstanding awards as of the closing of the Business Combination under the 2017 Plan that are subsequently forfeited or terminated. The aggregate number of shares available for issuance under the Nikola Corporation 2020 Employee Stock Purchase Plan ("2020 ESPP") is 133,333.
At the Company's annual meeting of stockholders on August 3, 2023, the Company's stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock available for issuance by 1,000,000 shares.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. STOCK-BASED COMPENSATION EXPENSE (Continued)
Stock Options
Options vested in accordance with the terms set forth in the grant letter. Time-based options generally vested ratably over a period of approximately 36 months. Changes in stock options are as follows:

	Options	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	501,362	$41.18	3.64	$23,418
Granted	—	—
Exercised	—	—
Cancelled	(11,470)	38.62
Outstanding at December 31, 2024	489,892	$41.23	2.47	$—
Vested and exercisable as of December 31, 2024	489,892	$41.23	2.47	$—
There were 224,121 stock options exercised during the year ended December 31, 2023. The total intrinsic value of stock options exercised was $8.2 million during 2023.There were no options exercised during the year ended December 31, 2024. The fair value of stock options vested during the years ended December 31, 2024 and 2023 was immaterial.
Restricted Stock Units
The fair value of RSUs is based on the closing price of the Company's common stock on the grant date. The time-based RSUs generally vest in increments over a three year period or, in the case of executive officers, cliff-vest following the third anniversary from the date of grant. The RSUs to directors have a vesting cliff of one year after the grant date. Changes in RSUs are as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	851,228	$75.8
Granted	561,534	17.6
Released	(467,580)	77.9
Cancelled	(142,529)	58.2
Balance at December 31, 2024	802,653	$36.7
Market Based RSUs
The Company grants market based RSUs to its executive officers, which entitle them to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between zero and 200% of the target award depending upon the Company's performance at the conclusion of the three-year performance period, ending either December 31, 2025 or December 31, 2026. The performance condition of the awards is based on total shareholder return ("TSR") of the Company's common stock relative to a broad group of green energy companies. The TSR performance condition is deemed a market condition. The grant date fair value of the TSR awards is recognized over the vesting period. During the years ended December 31, 2024 and 2023, the Company granted 386,300 and 166,667 shares of TSR awards, respectively, with aggregate grant date fair values of $11.0 million and $12.5 million, respectively.
The estimated fair value of the TSR awards as of each grant date were estimated using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The grant date fair value of the awards does not change

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
9. STOCK-BASED COMPENSATION EXPENSE (Continued)
throughout the vesting period. The following represents the range of assumptions used to determine the grant date or modification date fair value for these awards:

For the years ended December 31,
	2024	2023
Term (years)	1.83 - 2.68	2.23 - 2.69
Stock price	$7.22 - $21.00	$24.60 - $102.00
Risk-free interest rate	3.80% - 4.90%	3.93% - 5.03%
Expected volatility	115% - 119%	99% - 127%
The following table summarizes 2024 market-based RSU activity:

	Number of Market Based RSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	100,003	$97.6
Granted	386,300	28.4
Released	—	—
Cancelled	—	—
Balance at December 31, 2024	486,303	$42.6
Prior to the issuance of the TSR awards, the Company's market based RSUs contained a stock price index as a benchmark for vesting. During the year ended December 31, 2023, the remaining market based RSUs outstanding were cancelled and the Company expensed $6.8 million related to the cancelled awards representing the remaining unamortized expense as of the cancellation date.
Stock-Based Compensation Expense
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the years ending December 31, 2024, 2023 and 2022, respectively:

	Years Ended December 31,
	2024	2023
Selling, general, and administrative	$21,360	$51,003
Research and development	9,343	22,213
Cost of revenues	1,266	2,175
Total stock-based compensation expense	$31,969	$75,391
As of December 31, 2024, total unrecognized compensation expense and remaining weighted-average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted-average recognition period (years)
Market Based RSUs	$11,252	1.65
RSUs	16,513	1.37
Total unrecognized compensation expense at December 31, 2024	$27,765
10.DECONSOLIDATION OF SUBSIDIARY
As discussed in Note 1, Basis of Presentation, on June 30, 2023, the Company transferred ownership of all of Romeo's right, title and interest in and to all of its tangible and intangible assets, subject to certain agreed upon exclusions, to the Assignee. The Company received no cash consideration related to the Assignment.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
10. DECONSOLIDATION OF SUBSIDIARY (Continued)
The Company deconsolidated Romeo as of the Assignment as the Company no longer held a controlling financial interest in Romeo as of that date. The Company did not have any amounts included in accumulated other comprehensive loss associated with Romeo at the time of deconsolidation. The Assignment of Romeo represented a strategic shift and its results are reported as discontinued operations for the year ended December 31, 2023. Following the Assignment, the Company retained no interest in Romeo, and Romeo is not deemed a related party.
In connection with the deconsolidation, the Company recognized a loss from deconsolidation of subsidiaries of $24.9 million which is recorded in loss from deconsolidation of discontinued operations on the consolidated statements of operations for the year ended December 31, 2023 and consisted of the following:

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
10. DECONSOLIDATION OF SUBSIDIARY (Continued)
The following represents the major components of net loss from discontinued operations presented in the consolidated statements of operations:

For the year ended December 31, 2023
Revenues	$1,665
Cost of revenues	12,926
Gross loss	(11,261)
Operating expenses:
Research and development	5,673
Selling, general and administrative	14,937
Loss on supplier deposits	44,835
Total operating expenses	65,445
Loss from operations	(76,706)
Other income (expense), net
Interest expense, net	(53)
Revaluation of warrant liability	33
Loss from discontinued operations	$(76,726)
11.RETIREMENT SAVINGS PLAN
The Company sponsors a savings plan available to all eligible employees, which qualifies under Section 401(k) of the Code. Employees may contribute to the plan amounts of their pre-tax salary subject to statutory limitations. Beginning in 2021, the Company provided an employer matching contribution for the amount a participant contributes as salary deferrals up to 100% of the amount contributed for the first 1% of the participant’s plan compensation plus 50% for each additional 1% of compensation contributed between 1% and 6% of the participant’s plan compensation. For the years ended December 31, 2024 and 2023, the Company provided $4.0 million and $4.1 million, respectively, in matching contributions.
12.INCOME TAXES
A provision of $71.0 thousand and $12.0 thousand has been recognized for the years ended December 31, 2024 and 2023, respectively, related primarily to changes in indefinite lived goodwill deferred tax liabilities.
The components of the provision for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	Years Ended December 31,
	2024	2023
Current tax provision
Federal	$—	$—
State	93	2
Total current tax provision	93	2
Deferred tax provision
Federal	(4)	1
State	(18)	9
Total deferred tax provision	(22)	10
Total income tax provision	$71	$12

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
12. INCOME TAXES (Continued)
The reconciliation of taxes at the federal statutory rate to the provision for income taxes for the years ended December 31, 2024 and 2023 was as follows:

	Years Ended December 31,
	2024	2023
Tax at statutory federal rate	$(201,214)	$(181,041)
State tax, net of federal benefit	(76,530)	(70,917)
Stock-based compensation	6,404	23,822
Section 162(m) limitation	9	3,551
Divestiture of affiliate	—	(11,776)
Research and development credits, net of uncertain tax position	—	(13,822)
Warrant revaluation	(3)	(109)
Change in fair value of convertible debt instruments	4,014	60,204
Non-deductible interest expense	4,203	16,666
Net operating loss	6,918	—
Other	(405)	12,572
Change in valuation allowance	256,675	160,862
Total income tax provision	$71	$12
Deferred tax assets and liabilities as of December 31, 2024 and 2023 consisted of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Federal and state income tax credits	$8,334	$66,692
Net operating loss carryforward	72,218	397,340
Start-up costs capitalized	1,612	1,655
Stock-based compensation	5,827	4,659
Finance lease liabilities	33,650	32,202
Inventory	8,140	21,999
Research expenditures	89,370	79,429
Warranty reserve	19,237	23,072
Accrued Settlement Costs	38,331	—
Property, plant and equipment	44,816	—
Intangible assets	19,867	—
Other	2,881	2,429
Total deferred tax assets	344,283	629,477
Valuation allowance	(341,005)	(597,680)
Deferred tax assets, net of valuation allowance	3,278	31,797
Deferred tax liabilities:
Intangible assets	—	(2,775)
Finance lease assets	(3,278)	(1,860)
Property, plant and equipment, net	—	(27,184)
Total deferred tax liabilities	(3,278)	(31,819)
Deferred tax liabilities, net	$—	$(22)
The table above includes only deferred tax assets and liabilities related to continuing operations.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
12. INCOME TAXES (Continued)
The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded valuation allowances of $341.0 million and $597.7 million at December 31, 2024 and 2023 respectively. The decrease in the valuation allowance for the year ended December 31, 2024 of $256.7 million as reflected below, is primarily due to write offs of limited NOLs and R&D credits that would never be realized by the company due to Section 382 limitations.

	Years Ended December 31,
	2024	2023
Valuation Allowance as of the beginning of the period	$(597,680)	$(435,923)
Current Year Change	256,675	(161,757)
Valuation Allowance as of the end of the period	$(341,005)	$(597,680)
In March 2025, the Company completed a Section 382 study identifying a significant limitation on the future use of federal net operating losses and R&D credits due to an ownership change. At December 31, 2024, the Company had federal net operating loss carryforwards of $11.2 million that expire in 2037 and $195.8 million that have an indefinite carryforward period. The Company has combined state net operating loss carryforwards of $764.1 million at December 31, 2024, that begin to expire in 2033. The Company had federal and state tax credits of $8.3 million and $36.0 million, respectively, at December 31, 2024, which if unused will begin to expire in 2037 for federal and 2032 for state tax purposes.
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
The following table reflect changes in the unrecognized tax benefits:

	Years Ended December 31,
	2024	2023
Gross amount of unrecognized tax benefits as of the beginning of the year	$22,764	$18,076
Additions based on tax positions related to the current year	—	4,677
Additions based on tax position from prior years	(911)	11
Gross amount of unrecognized tax benefits as of the end of the year	$21,853	$22,764
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
As of December 31, 2024 and 2023, the Company had $21.9 million and $22.8 million,, respectively, of gross unrecognized tax benefits, related to research and experimental tax credits. The Company does not expect a significant change to the amount of unrecognized tax benefits to occur within the next 12 months.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
12. INCOME TAXES (Continued)
The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2024 or 2023, and has not recognized interest or penalties during the years ended December 31, 2024 and 2023, since there was no reduction in income taxes paid due to uncertain tax positions.
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
The Company is subject to taxation in the United States, various states, Canada, and Germany. As of December 31, 2024, all tax years remain open to examination, to the extent of the losses incurred.
13.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company expenses professional legal fees as incurred, which are included in selling general and administrative expense on the consolidated financial statements. Other than as described below, there is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2024.
Regulatory and Governmental Investigations
By order dated December 21, 2021, the Company and the SEC reached a settlement arising out of the SEC’s investigation of the Company related to a short-seller article published in September 2020. Under the terms of the settlement, without admitting or denying the SEC’s findings, the Company among other things, agreed to pay a $125.0 million civil penalty. The Company made payments to the SEC of $3.8 million and $6.0 million during the years ended December 31, 2024 and 2023, respectively. The remainder of the payment plan is subject to determination. As of December 31, 2024 and 2023, the Company has reflected the remaining liability of $80.2 million and $84.0 million, respectively, in accrued expenses and other current liabilities on the consolidated balance sheets. Although the Company indicated in its Schedules of Assets and Liabilities filed in the Bankruptcy Cases that the SEC had a General Unsecured Claim (as defined in the Plan of Liquidation) in the amount of $80.2 million, which was subsequently amended by the SEC’s filling of a Proof of Claim (No. 10420) in the amount of approximately $83.1 million, under the Plan of Liquidation, the Company sought to subordinate the entirety of the SEC’s claim pursuant to section 510(b) of the Bankruptcy Code. Prior to the confirmation hearing on the Plan of Liquidation, the Company and the SEC reached agreement on the terms and conditions of the SEC Claim Resolution (as defined in the Plan of Liquidation) under which, (a) the SEC voluntarily agreed that $40.0 million of the SEC Claim would be treated as an Allowed Section 510(b) and Other Junior Claims Claim in Class 7 (all as defined in the Plan of Liquidation); (b) the Company agreed to classify approximately $43.1 million of the SEC Claim as an Allowed General Unsecured Claim in Class 3, provided, however, that the sole distribution on account of such Claim will be a Cash (as defined in the Plan of Liquidation) payment in the amount of $4.0 million on the Effective Date (as defined in the Plan of Liquidation); and (c) the Company, their Estates (as defined in the Plan of Liquidation) and the Liquidating Trust (as defined in the Plan of Liquidation), including their respective successors and assigns and anyone acting on their behalf, shall release any and all Causes of Action (as defined in the Plan of Liquidation) that each may have against the SEC.
To the extent that certain government investigations and any resulting third-party claims yield adverse results over time, such results could jeopardize the Company's operations and exhaust its cash reserves, and could cause stockholders to lose their entire investment.
The Company is currently seeking reimbursement from Mr. Milton for costs and damages arising from the actions that are the subject of the government and regulatory investigations. On October 20, 2023, an arbitration panel in New York, New York awarded the Company approximately $165.0 million plus interest in an arbitration proceeding against Mr. Milton. The

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. COMMITMENTS AND CONTINGENCIES (Continued)
arbitration award was confirmed in the United States District Court of the District of Arizona, and the Company is pursuing collection. The Company's ability to recover any judgment from the counterparty is not guaranteed and could result in no recovery.
Shareholder Securities Litigation
The Company and certain of its current and former officers and directors are defendants in a consolidated securities class action lawsuit pending in the United States District Court of the District of Arizona (the "Shareholder Securities Litigation").On December 15, 2020, the United States District Court for the District of Arizona consolidated the actions under lead case Borteanu v. Nikola Corporation, et al., No. CV-20-01797-PXL-SPL, and appointed Angelo Baio as the “Lead Plaintiff”. On December 30, 2020, a petition for writ of mandamus seeking to vacate the District Court’s Lead Plaintiff order and directing the court to appoint another Lead Plaintiff was filed before the United States Court of Appeals for the Ninth Circuit, Case No. 20-73819. On July 23, 2021, the Ninth Circuit granted in part the mandamus petition, vacated the district court’s December 15, 2020 order, and remanded the case to the District Court to reevaluate the appointment of a Lead Plaintiff. On November 18, 2021, the court appointed Nikola Investor Group II as Lead Plaintiff. On January 24, 2022, Lead Plaintiff filed the Consolidated Amended Class Action Complaint which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, based on allegedly false and/or misleading statements and omissions in press releases, public filings, and in social media regarding the Company's business plan and prospects. On April 8, 2022, defendants moved to dismiss the Consolidated Amended Class Action Complaint. On February 2, 2023, the court issued a ruling granting the defendants' motions to dismiss, without prejudice. As a result, Plaintiffs' complaint was dismissed in its entirety, with leave to amend by April 3, 2023. On April 3, 2023, Plaintiffs filed the Second Consolidated Amended Class Action Complaint. Defendants filed their motions to dismiss the Second Consolidated Amended Class Action Complaint on May 15, 2023. On December 8, 2023, the court granted in part and denied in part Defendants' motion to dismiss. On January 26, 2024, the Company and certain former officers and directors answered the Second Consolidated Amended Class Action Complaint. On February 23, 2024, the parties exchanged initial disclosures. On May 17, 2024, Lead Plaintiff moved for class certification. On August 19, 2024, defendants filed an opposition to Lead Plaintiff’s motion for class certification, and a motion to exclude Lead Plaintiff’s expert’s testimony. Briefing on defendants’ motion to exclude concluded on September 30, 2024. On October 1, 2024, Lead Plaintiff filed a reply in further support of their motion for class certification. On October 25, 2024, defendants moved for leave to file a sur-reply in response to Lead Plaintiff’s reply. The motions are currently pending. Although the Lead Plaintiff filed a Proof of Claim in the Bankruptcy Cases asserting a General Unsecured Claim in the amount of $13.0 million, the Bankruptcy Court confirmed the Plan of Liquidation that subordinates and classifies the Lead Plaintiff's claim in Class 7 as a Section 510(b) Claim (as defined in the Plan of Liquidation) over the objection by the Lead Plaintiff. On September 12, 2025, the Lead Plaintiff filed a notice appealing the Bankruptcy Court's decision to subordinate its claim under the Plan of Liquidation. The claim is accrued in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2024.
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
13. COMMITMENTS AND CONTINGENCIES (Continued)
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
On June 30, 2025, the Company filed a motion in the Bankruptcy Cases seeking authority from the Bankruptcy Court to, among other things, enter into a Stipulation and Agreement of Settlement, Compromise, and Release resolving the Consolidated Chancery Action on a consensual basis. At a hearing held on July 21, 2025, the Bankruptcy Court approved such request. Thereafter, on August 21, 2025, the Company requested approval from the Delaware Chancery Court of such resolution, which, if approved at the Settlement Hearing scheduled for November 20, 2025, will resolve the Consolidated Chancery Action.
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
Additionally, on December 23, 2022, the Company received another demand letter from a law firm representing purported stockholder of the Company, Ed Lomont, alleging facts and claims substantially the same as many of the facts and claims in the filed derivative shareholder lawsuits. The demand letter requested that the board’s demand review committee (i) undertake an independent internal investigation into certain board members and management’s purported violations of Delaware and/or

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. COMMITMENTS AND CONTINGENCIES (Continued)
federal law; and (ii) commence a civil action against those members of the board and management for alleged fiduciary breaches. In February 2023, the board of directors reengaged the demand review committee, consisting of independent directors Bruce L. Smith, and Mary L. Petrovich, to review such demands and provide input to the Company and retained independent counsel. Upon completion of the independent internal investigation by the demand review committee, it was recommended that the Company take no action in response to the demand letter at this time.
On September 6, 2023, Lomont filed a Verified Stockholder Derivative Complaint in Delaware Chancery Court captioned Lomont v. Milton, et al.., C.A. No. 2023-0908-KSJM (the “Lomont Action”) against certain of the Company’s current and former directors, alleging claims against those defendants for purported breaches of fiduciary duty, unjust enrichment, and contribution and indemnification. The Lomont Action alleges that the Company constructively and wrongfully refused Lomont’s demand that the Company bring claims against officers and directors. On February 21, 2024, the court entered the parties’ stipulation staying the action for six months. On September 16, 2024, the court entered the parties' stipulation staying the action for an additional two months. Based upon information presently known to management, Lomont has not filed a Proof of Claim in the Bankruptcy Cases, thus based on information presently known to management, the claim is not deemed probable or reasonably estimable.
During the year ended December 31, 2024, the Company recorded an accrual for loss contingency within accrued expenses and other current liabilities on the consolidated balance sheets in the aggregate amount of $17.5 million, which represents the Company's preliminary expectations for settlement of the derivative litigation, as well as a $17.5 million receivable for loss recovery within prepaid expenses and other current assets on the consolidated balance sheets for the anticipated insurance proceeds related to the expected settlement.
On February 21, 2024, a purported shareholder derivative action was filed in the United States District Court for the District of Delaware, captioned Roy v. Russell, et al., Case No. 1:24-cv-00230-UNA (the “Roy Action”), purportedly on behalf of the Company, against certain of the Company’s current and former officers and directors alleging violations of Section 14(a) of the Exchange Act, breach of fiduciary duty based on false statements; oversight, and insider trading; unjust enrichment; abuse of control; corporate waste; and gross mismanagement. On May 2, 2024, the court entered the parties' stipulation staying the action through the final resolution of the Tenneson Action, described below. Based on the information presently known to management, Roy has not filed a Proof of Claim in the Bankruptcy Cases, thus based on information presently known to management, the claim is not deemed probable or reasonably estimable.
On April 23, 2024, the Company received a demand letter from a law firm representing a purported former stockholder of Romeo, Thomas Boisjolie, who says he received shares in the Company as part of the Company’s acquisition of Romeo. The demand letter alleges that certain former officers and directors of Romeo mismanaged the Romeo business and allegedly made false or misleading public statements about that business and about Romeo’s business combination with RMG Acquisition Corp., resulting among other things in the filing of a securities fraud action in the United States District Court for the Southern District of New York entitled In re Romeo Power Inc. Securities Litigation, No. 1:21-cv-03362-LGS. The demand letter requested that the Company’s board of directors commence a civil action against those members of the Romeo board and management for alleged fiduciary breaches and other alleged misconduct. In July 2024, the board of directors of the Company formed a demand review committee, consisting of independent directors, to review such demands and provide input to the Company; the demand review committee retained independent counsel and commenced its review. On August 15, 2024, and without waiting for the demand review committee to complete its review, Boisjolie filed suit a purported “double derivative" complaint in the Delaware Court of Chancery entitled Boisjolie v. Selwood, et al., C.A. No. 2024-0852, against the following former officers and directors of Romeo: Lionel Selwood, Lauren Webb, Susan Brennan, Brady Ericson, Donald Gottwald, Philip Kassin, Robert Mancini, Timothy Stuart and Paul Williams; with Romeo and the Company as nominal defendants. The complaint does not seek any recovery against the Company but rather alleges that the former officers and directors of Romeo should pay damages to the Company and to Romeo for the harms they have allegedly caused the Company and Romeo to suffer.
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

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. COMMITMENTS AND CONTINGENCIES (Continued)
manufacturing of battery components and the likelihood of a product recall. On April 25, 2024, the District of Arizona court appointed plaintiff Reyes as lead plaintiff. On May 24, 2024, lead plaintiff filed an amended complaint. On July 25, 2024, defendants moved to dismiss and briefing concluded on August 29, 2024. The motion is currently pending.
The lead plaintiff filed a Proof of Claim in the Bankruptcy Cases asserting a General Unsecured Claim in the amount “in excess of $914 million” plus certain unliquidated amounts,” under the Plan of Liquidation, however, the lead plaintiff’s claim will be subordinated and classified in Class 7 as a Section 510(b) Claim (as defined in the Plan of Liquidation) on the Effective Date of the Plan of Liquidation.
Lion Electric matter
On March 2, 2023, Lion Electric filed a complaint against the Company in Arizona federal district court alleging that the Company tortiously interfered with the Romeo Power, Inc. / Lion Electric business relationship and Lion’s business expectancy from the commercial relationship. The Company denies the allegations and intends to vigorously defend the matter. Based upon information presently known to management, including the Proof of Claim filed by Lion Electric in the Bankruptcy Cases in the amount of $3.3 million, the Company has reflected an estimated liability of $3.3 million in accrued expenses and other current liabilities on the consolidated balance sheets.
Lightning eMotors matter
On March 9, 2023, Lighting eMotors filed a complaint in Colorado State Court alleging that Nikola tortiously interfered with the Romeo Power, Inc. / Lightning eMotors business relationship and Lightning’s business expectancy. Nikola denies the allegations and intends to vigorously defend the matter. Lightning eMotors recently went into receivership and its assets are subject to a pending sale. Accordingly, the Colorado State Court stayed this action indefinitely. Based upon information presently known to management, Lightning eMotors has not filed a Proof of Claim in the Bankruptcy Cases, thus based on information presently known to management, the claim is not deemed probable or reasonably estimable.
Purchase Commitments
The Company enters into commitments under non-cancellable or partially cancellable purchase orders or vendor agreements in the normal course of business. The following table presents the Company's commitments and contractual obligations as of December 31, 2024:

	Payments due by period as of December 31, 2024
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unrecorded contractual obligations:
Purchase obligations	$115,456	$18,760	$25,283	$23,191	$48,222
Leases executed not yet commenced	43,781	4,918	17,303	17,303	4,257
Recorded contractual obligations:
Accrued SEC settlement	80,200	80,200	—	—	—
FCPM License	19,100	19,100	—	—	—
Other accrued obligations	35,750	35,750	—	—	—
	$294,287	$158,728	$42,586	$40,494	$52,479
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
Commitments and Contingencies
FCPM License
In the third quarter of 2021, the Company entered into a FCPM license to intellectual property that will be used to adapt, further develop and assemble FCPMs. Payments for the license were due in installments ranging from 2022 to 2023. As of

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
13. COMMITMENTS AND CONTINGENCIES (Continued)
December 31, 2024 and 2023, the Company accrued $19.1 million and $13.8 million, respectively, in accounts payable and accrued expenses and other current liabilities, and zero and $5.5 million, respectively, in other long-term liabilities on the consolidated balance sheets.
Inventory Repurchase Agreements
During the first quarter of 2023, the Company entered into an arrangement with a finance company to provide floor plan financing to its dealers (the "Floor Plan"), generally with terms of approximately 15 months. The Company receives payment from the finance company following shipment of trucks to the dealers, and the Company participates in the cost of dealer financing up to certain limits. In conjunction with the Floor Plan, the Company entered into an inventory repurchase agreement (the "Inventory Repurchase Agreement") with the finance company, whereby the Company has agreed to repurchase trucks re-possessed by the financing company in the event of a dealer default, at the financing company's option. As of December 31, 2024, the maximum potential cash payments the Company could be required to make under the terms of the Inventory Repurchase Agreement was $7.2 million. The Company's financial exposure under the Inventory Repurchase Agreement is limited to the difference between the amount paid to the financing company and the amount received upon subsequent resale of the re-possessed truck. As of December 31, 2024, the Company had not repurchased any trucks under the terms of the Inventory Repurchase Agreement, nor received any requests for repurchase.
BEV Recall Campaign
On August 11, 2023, the Company announced a voluntary recall of its BEV trucks. The recall was caused by a defect within components of the supplier battery pack. The Company determined that replacement of the battery pack in all BEV trucks is the safest, most cost effective remedy. All BEV trucks were transported to the Company's manufacturing facility to be retrofit with alternative battery packs.
Amounts accrued for the recall campaign are based on management’s best estimates of the amounts that will ultimately be required to settle such items. As of December 31, 2024, the Company accrued $57.4 million related to the recall campaign, of which $44.3 million has been incurred through December 31, 2024 for the BEV trucks that are expected to be returned to dealers and their retail customers once the recall work is complete. On June 5, 2025, the Company reported to officials at the Department of Transportation, National Highway Traffic Safety Administration, that all required actions under the recall campaign have been completed.
14.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(958,229)	$(864,621)
Net loss from discontinued operations	—	(101,661)
Net loss	$(958,229)	$(966,282)

Denominator:
Weighted average shares outstanding, basic and diluted	54,558,229	26,667,685

Net loss per share, basic and diluted:
Net loss from continuing operations	$(17.56)	$(32.42)
Net loss from discontinued operations	$—	$(3.81)
Net loss	$(17.56)	$(36.23)
Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

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

	Years Ended December 31,
	2024	2023
Restricted stock units, including Market Based RSUs	1,288,956	951,371
Stock options, including performance stock options	489,892	501,362
Toggle Convertible Notes (on an as-converted basis)	17,867,989	717,986
8.25% Convertible Notes (on an as-converted basis)	65,111	798,444
Outstanding warrants	28,038	28,038
Total	19,739,986	2,997,201
15.SEGMENTS
In accordance with the FASB’s authoritative accounting guidance on segment reporting, the Company has one operating segment and reportable segment. The Company is managed by the chief operating decision maker ("CODM") based on its one reportable segment.
The Company’s CODM is its President and Chief Executive Officer. The CODM evaluates Company performance and makes decisions on the allocation of resources and capital investments based on revenue and net loss from continuing operations, GAAP measures. The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and capital investments. The CODM also reviews forward-looking expense information contained in budgets and operating plans to manage operations and allocate resources.

The CODM uses consolidated net loss to monitor period-over-period results, to assess financial performance and decide where to allocate additional resources within the business.
The following presents a financial summary of the Company’s one reportable segment:

	For the years ended December 31,
	2024	2023
Revenue	$68,862	$35,839
less:
Cost of revenues	299,288	249,906
Research and development	158,061	208,160
Selling, general and administrative	191,212	198,768
Impairment expense	336,758	—
Loss on supplier deposits	—	28,834
Other segment items(1)	41,772	214,792
Net loss from continuing operations	$(958,229)	$(864,621)
(1)Other segment items include interest expense, net; gain on divestiture of affiliate; loss on debt extinguishment; inducement expense; other expense, net; income tax expense; and equity in net loss of affiliates.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)

Refer to the Company's consolidated balance sheets as of December 31, 2024 and 2023 for segment assets as the Company has one operating segment and reportable segment.
16.SUBSEQUENT EVENTS
Debt Conversions
In January 2025, holders of the June 2022 Toggle Convertible Notes converted $11.5 million aggregate principal amount of June 2022 Toggle Convertible Notes for the issuance of 3,690,629 shares of common stock, at the temporarily reduced conversion price of $3.116.
In February 2025, holders of the 8.25% Convertible Notes converted approximately $1.8 million aggregate principal amount of 8.25% Convertible Notes for the issuance of 65,111 shares of common stock and the payment of approximately $0.3 million in respect of the coupon make-whole premium.
FCPM License
In February 2025, the Company and Bosch Power Solutions Division ("Bosch") entered a letter agreement wherein Bosch forgave outstanding accounts due from Nikola of €21.4 million (or $22.5 million) in exchange for transfer of ownership of the FCPM assembly line and prototype manufacturing line to Bosch, and the termination of the FCPM license.
Change in Tax Law
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements. The Company cannot reasonably estimate the full impact of OBBBA on its consolidated financial statements.
Chapter 11 Filing
On February 19, 2025 (the “Filing Date”), the Company and certain of its direct and indirect domestic subsidiaries (together with the Company, the "the Company Parties”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Company Parties have also filed a motion seeking authorization to pursue a structured sale of their assets pursuant to Section 363 of the Bankruptcy Code.
Filing the Bankruptcy Petitions constituted an event of default that accelerated certain obligations outstanding under the Indenture, dated as of June 1, 2022 (as amended and supplemented by the First Supplemental Indenture dated as of April 3, 2023, the Second Supplemental Indenture dated as of April 10, 2023, the Third Supplemental Indenture dated as of June 23, 2023, the Fourth Supplemental Indenture dated as of November 13, 2024 and the Fifth Supplemental Indenture dated as of November 27, 2024, the “June 2022 Toggle Convertible Notes Indenture”), among the Company, Nikola Subsidiary Corporation, a Delaware corporation (the “Guarantor”), and U.S. Bank Trust Company, National Association (“U.S. Bank”), as trustee, that governs the Company’s 8.00% / 11.00% Convertible Senior PIK Toggle Notes due 2026; and the Indenture, dated as of June 23, 2023 (as amended and supplemented by the First Supplemental Indenture dated as of November 13, 2024 and the Second Supplemental Indenture, dated as of November 27, 2024, the “June 2023 Indenture”), among the Company, the Guarantor, and U.S. Bank, as trustee, that governs the Company’s 8.00% / 8.00% Series C Convertible Senior PIK Toggle Notes due 2026.
On February 26, 2025, the Company’s common stock, $0.0001 par value per share was suspended from trading on The Nasdaq Stock Market LLC (“Nasdaq”). The Company filed a Form 25 with the Securities and Exchange Commission (the “SEC”) on April 3, 2025 to effect the voluntary delisting and deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) , and the delisting and deregistration became effective on the opening of business on April 14, 2025. As of January 2, 2025, the first business day of fiscal year 2025, the Company had fewer than 300 shareholders of record and as a result, was not subject to any periodic reporting obligations under Section 15(d) of the Exchange Act. The Company intends to file a Form 15 as soon as possible after filing this report.

NIKOLA CORPORATION
Notes to Consolidated Financial Statements (Continued)
16. SUBSEQUENT EVENTS (Continued)
On June 23, 2025, the Company Parties filed a combined disclosure statement and chapter 11 plan of liquidation with the Bankruptcy Court (as amended or modified, the “Plan of Liquidation”). The Plan of Liquidation provides for liquidation of the Company Parties’ remaining assets, the creation of a liquidation trust, distributions to holders of allowed claims, and the wind down and dissolution of the Company Parties.
On September 5, 2025, the Bankruptcy Court issued a bench ruling confirming the Plan of Liquidation and approving the adequacy of the disclosures contained therein on a final basis. The Bankruptcy Court’s written order confirming the Plan of Liquidation was entered on September 12, 2025.
The Plan of Liquidation and the transactions contemplated therein will be implemented upon the satisfaction (or waiver, to the extent waivable) of the conditions precedent to the “Effective Date” of the Plan of Liquidation.
Pursuant to the Plan of Liquidation, all of the Company’s common stock and equity securities exercisable for the Company’s common stock will be cancelled by order of the Bankruptcy Court and holders of such equity interests will not receive anything on account of such interests. Holders of the Company’s common stock and other equity interests in the Company will not receive any distribution from Nikola or the Bankruptcy Court on account of their interests in the Company’s common stock.
Commencing in April 2025 through the date hereof, the Company has sold substantially all of its assets through the bankruptcy proceedings. The Company has ceased business operations, including the manufacture and sale of trucks, and is in the process of winding down its remaining operations.
On April 10, 2025, the Company executed an asset purchase agreement ("APA") with Lucid Group, Inc. ("Lucid") wherein Lucid purchased certain assets of the Company, as fully described in the APA, for consideration of $10.0 million, plus an additional $7.0 million, of which the use and application by the Company shall be subject to the terms and conditions of the APA to fund the Company's obligation to retrofit BEV trucks, and the assumption of the assumed liabilities.
Additionally, on April 10, 2025, the Company executed an asset purchase agreement with Midwest Infrastructure Partners LLC ("Midwest APA") for the sale of the Company's investment in WVR for $1.0 million. On April 10, 2025, the Company also executed an assignment and assumption agreement with Philipp Brothers Fertilizer LLC to sell all of the Company's title and interest to the notes and obligations executed between the Company and WVR for consideration of $0.1 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Change in Accounting Firm
On March 13, 2024, the audit committee approved the appointment of Grant Thornton LLP (“Grant Thornton") as our independent registered public accounting firm, effective March 13, 2024. Grant Thornton replaced Ernst & Young LLP ("EY") as our independent registered public accounting firm.
During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through the date of their engagement on March 13, 2024, neither us, nor anyone acting on our behalf, consulted Grant Thornton regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements, and neither a written report nor oral advice was provided to us by Grant Thornton that Grant Thornton concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.
In connection with our appointment of Grant Thornton as the Company's independent registered public accounting firm, on March 13, 2024, the audit committee dismissed EY as our independent registered public accounting firm.
EY’s audit reports on our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.
During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through their dismissal on March 13, 2024: (i) there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between us and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to EY’s satisfaction, would have caused EY to make reference to the subject matter of the disagreements in connection with its reports on our consolidated financial statements for such years, and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, except for material weaknesses in our internal control over financial reporting related to (x) ineffective information technology general controls ("ITGCs") in the areas of user access and change management over certain information technology systems that support the Company’s financial reporting process and (y) control deficiencies related to the precision of the Company’s review for the valuation and remeasurement of the embedded derivative liabilities of our Toggle Convertible Notes as of June 30, 2023 and September 30, 2023. The foregoing material weaknesses were discussed between the audit committee and EY, and we have authorized EY to respond fully to the inquiries of the successor accountant concerning the foregoing material weaknesses. We continue to remediate the ITGC material weakness and have remediated the material weakness for embedded derivative liabilities as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
We provided EY and Grant Thornton with a copy of the disclosures set forth above. EY's confirmatory letter was included as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on March 18, 2024.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K due to the existence of the material weakness in our internal control over financial reporting described below.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weakness described below.
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
Remediation Efforts
The aforementioned material weakness for ITGCs was first identified in 2022. With the oversight of senior management and our Audit Committee, we have identified controls and implemented our remediation plan to address the material weakness related to our ITGCs mentioned above. During the year ended December 31, 2023, we completed the following remedial actions.
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
This material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. Our testing of the controls was not completed through the end of 2024 and we were not able to conclude a full assessment of their effectiveness.
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
Item 9B. Other Information
During the quarter ended December 31, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Commencing in April 2025 through the date hereof, the Company has sold substantially all of its assets and has ceased operations, including the manufacture and sale of trucks. Unless specifically noted or the context clearly requires otherwise, all information set forth in this Annual Report on Form 10-K relates to the Company as it existed as of December 31, 2024 and prior to the Company’s bankruptcy proceedings, including the sale of substantially all of its assets and the cessation of its business operations, and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of the Company after December 31, 2024, including with respect to the bankruptcy proceedings. See the Explanatory Note and "Risk Factors" for more information.
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The names and certain biographical information regarding the members of our board of directors as of April 28, 2025 are set forth below:
Stephen J. Girsky, age 62, has served as our President and Chief Executive Officer since August 2023 and a member of our board of directors since January 2018. Mr. Girsky served as our Acting Chief Financial Officer from February 2024 to March 2024. Mr. Girsky served as President, Chief Executive Officer and a managing director of VectoIQ Acquisition Corp. (“VectoIQ”), our predecessor company and an independent advisory and investment firm based in New York, from January 2018 to June 2020. Mr. Girsky served in several capacities at General Motors Company (NYSE: GM), a vehicle manufacturer, from November 2009 until July 2014. His roles included Vice Chairman, with responsibilities spanning global corporate strategy, new business development, global product planning and program management, global connected consumer/OnStar, and GM Ventures LLC. Mr. Girsky also served on General Motors’ board of directors following its emergence from bankruptcy in June 2009 until June 2016. Mr. Girsky served as president of Centerbridge Industrial Partners, an affiliate of Centerbridge Partners, LP, and an investment fund. Mr. Girsky also previously served as managing director at Morgan Stanley and as senior analyst on the Morgan Stanley Global Automotive and Auto Parts Research Team. Mr. Girsky currently serves on the board of directors of Brookfield Business Partners Limited, the general partner of Brookfield Business Partners, L.P. (NYSE: BBU; TSX BBU.UN), a private equity company, and served on the board of directors of United States Steel Corporation (NYSE: X), a steel producer, from April 2016 to April 2021. Mr. Girsky received a bachelor of science degree in mathematics from the University of California, Los Angeles and an M.B.A. from Harvard University.
We believe Mr. Girsky is qualified to serve on our board of directors due to his extensive leadership and business experience, including his experience as a director of numerous public companies such as General Motors where he was involved with global corporate strategy, new business development, global product planning and program management, global research & development, and global purchasing and supply chain, together with his background in finance and public company governance, as well as his current role serving as our President and Chief Executive Officer.
Michael L. Mansuetti, age 59, was a member of the board of directors of Legacy Nikola since September 2019, prior to its business combination with VectoIQ in June 2020 (the “Business Combination”), and a member of our board of directors following the Business Combination. Mr. Mansuetti has been the President of Bosch in North America, a leading supplier of technology and services. Since joining Bosch in 1988, Mr. Mansuetti has held executive leadership roles in engineering, manufacturing and management in North America and Germany. Mr. Mansuetti was Senior Vice President for the global fuel injection business unit in the Gasoline Systems division. Mr. Mansuetti received a bachelor of science degree in mechanical engineering from Clemson University.
We believe Mr. Mansuetti is qualified to serve on our board of directors due to his expertise in advanced manufacturing, operations, and management and extensive leadership experience.
Jonathan M. Pertchik, age 58, has served as a member of our board of directors since December 2023. Mr. Pertchik served as Chief Executive Officer and Managing Director of TravelCenters of America, Inc. (Nasdaq: TA), a full-service truck stop and travel center company, from December 2019 to September 2023. Mr. Pertchik has served on the board of directors of Lenkbar, LLC, a medical design and manufacturing company since December 2014. Mr. Pertchik previously served on the board of directors for AV Homes, Inc., a homebuilding company, from July 2014 to October 2018. Mr. Pertchik received a bachelor of arts degree from Rutgers University, a juris doctor from the District of Columbia School of Law, and a LL.M in international finance law from Georgetown University Law Center.
We believe Mr. Pertchik is qualified to serve on our board of directors due to his extensive experience in the automotive, finance, real estate, and hospitality industries and expertise in sustainable fueling options, asset management, strategic planning, operations, and corporate development.

Mary L. Petrovich, age 62, has served as a member of our board of directors since December 2020. Ms. Petrovich has served as a senior operating executive at the Carlyle Group, a global asset management company, since June 2011, and as an advisor to American Security Partners, a private equity firm, since September 2013. Ms. Petrovich served in various capacities at AxleTech International, a supplier of off-highway and specialty vehicle drivetrain systems and components, as Executive Chair from December 2014 through July 2019, following its acquisition by General Dynamics, as General Manager from 2008 to 2011, and as Chairman and Chief Executive Officer, from 2001 to 2008. Ms. Petrovich also serves as Chairman of DealerShop, a leading buying group in North Ameria for dealerships and collision centers, since 2020, and Traxen, a company focused on developing useful combination of technologies to promote safe driving, efficient fuel use and to provide beneficial and actionable big data to heavy-duty trucking industry, since 2018. Ms. Petrovich served on the board of directors of Woodward, Inc. (Nasdaq: WWD), a designer, manufacturer, and service provider of control solutions for the aerospace and industrial markets, from 2002 to January 2023, and the board of directors of WABCO Holdings Inc. (NYSE: WBC), a global supplier of electronic, mechanical, electro-mechanical and aerodynamic products for manufacturers of commercial trucks, buses and trailers, and passenger cars, from November 2011 to December 2018. Ms. Petrovich received a bachelor’s degree in industrial and operations engineering from the University of Michigan, and an M.B.A. from Harvard University.
We believe Ms. Petrovich is qualified to serve on our board of directors due to her extensive experience in the automotive industry, and in particular, the trucking industry.
Steven M. Shindler, age 62, has served as a member of our board of directors since September 2020, and Chairman of our board of directors since August 2023. Mr. Shindler served as Chief Financial Officer of VectoIQ from January 2018 through the completion of the Business Combination in June 2020. Mr. Shindler served as Chief Executive Officer of NII Holdings, Inc. (Nasdaq: NIHD), a holding company that previously owned providers of wireless communication services under the Nextel brand in Latin America, from December 2012 to August 2017, as well as from 2000 to February 2008, and has also served on their board of directors since 1997. Mr. Shindler served as Executive Vice President and Chief Financial Officer of Nextel Communications, Inc. (Nasdaq: NXTL), a wireless service operator, from 1996 to 2000. Prior to joining Nextel, Mr. Shindler was Managing Director of Communications Finance at The Toronto Dominion Bank. Mr. Shindler is also a founding partner of RIME Communications Capital, a firm that has invested in early-stage media, technology and telecommunications companies. Mr. Shindler has served on the board of directors of Roundtrip EV Solutions, Inc., an electric vehicle transition service provider since January 2022. Mr. Shindler received a bachelor of arts degree in economics from the University of Michigan and an M.B.A. from Cornell University.
We believe Mr. Shindler is qualified to serve on our board of directors due to his corporate financial management and strategic planning experience, including financial and operational knowledge and experience.
Bruce L. Smith, age 62, has served as a member of our board of directors since October 2020. He has served as Chairman and Chief Executive Officer of Detroit Manufacturing Systems LLC, a Tier 1 component manufacturer for global automotive brands, since August 2018. Prior to joining Detroit Manufacturing Systems LLC, Mr. Smith served as President and Chief Executive Officer of BTM Company, a global leader of precision-engineered tooling and production equipment, from July 2015 to July 2018. Mr. Smith also served as President and Chief Executive Officer of Elyria & Hodge Foundries, a company that produces complex gray and ductile iron castings, from April 2009 to July 2015, President and Chief Operating Officer of Guilford Mills, a high-tech performance fabrics supplier, from May 2005 to April 2009, President and Chief Executive Officer of Piston Group, an automotive supplier, from 2003 to 2005, and President and Chief Operating Officer of United Plastics Group, an international plastics manufacturer, from 2001 to 2003. Mr. Smith received a bachelor’s degree in mechanical engineering from Carnegie Mellon University, and an M.B.A. from Harvard University.
We believe Mr. Smith is qualified to serve on our board of directors due to his extensive experience in the manufacturing industry, including his current role leading a Tier 1 component manufacturer for global automotive brands.
Carla M. Tully, age 52, has served as a member of our board of directors since February 2024 Ms. Tully served as Chief Executive Officer of Earthrise Energy, PBC, an independent power producer, from May 2019 to July 2023, and served as a member of their board of directors from May 2019 to March 2024. From August 2017 to April 2019, Ms. Tully served as Executive Vice President and Managing Director of Renewable Energy at MAP Energy, LLC, a $2.4 billion energy investment fund manager. At The AES Corporation (NYSE: AES), a global power leader, Ms. Tully held key leadership roles from 2010 through 2017, including President of AES UK and Ireland, Vice President of Corporate Strategy & Investment, and Chief of Staff for Global Utilities. Since March 2024, Ms. Tully has served on the board of directors of Pattern Energy Group, one of the world’s largest privately-owned developers and operators of wind, solar, transmission, and energy storage projects. And in April 2024, Ms. Tully joined CPP Investments (Canada Pension Plan) as a Senior Advisor to their Sustainable Energy Group. Ms. Tully received a bachelor of arts degree in international relations and economics from University of Southern California, a master of arts in law and diplomacy from the Fletcher School at Tufts University, and an M.B.A., with a finance concentration, from Columbia Business School.

We believe Ms. Tully is qualified to serve on our board of directors due to her extensive experience in the energy industry including with startups and large organizations, in addition to her experience in business development, finance, CSR and sustainability.
John C. Vesco, age 62, has served as a member of our board of directors since August 2023. Mr. Vesco has served as the Principal Business Consultant for V&J Consulting, a logistics and transportation consulting company with a primary focus working with organizations developing emerging technologies, since May 2021. Prior to that, Mr. Vesco served as the President of Hub Group Trucking and Executive Vice President of Hub Group, Inc. (Nasdaq: HUBG), a trucking and transportation company, from March 2013 to April 2020. Mr. Vesco enjoyed a 25-year tenure at Schneider National (NYSE: SNDR), a leading provider of transportation and logistics services. During his time at Schneider, he held roles including Vice President of Safety, General Manager of Schneider Dedicated Retail, and Vice President and General Manager of Schneider Logistics. Mr. Vesco has served as an adjunct professor teaching courses in supply chain, logistics, strategy, and operational management, at Concordia University from 2004 to 2013 and at Aurora University since 2021. Mr. Vesco received a bachelor’s degree in finance and business administration from Walsh University and an M.B.A. from Silver Lake College.
We believe Mr. Vesco is qualified to serve on our board of directors due to his broad supply chain and transportation expertise and strong network of strategic customer and carrier relationships.
Andrew M. Vesey, age 69, has served as a member of our board of directors since October 2022. Mr. Vesey has served as President and Chief Executive Officer of USA Fortescue Holdings Inc., a subsidiary of Fortescue Metals Group, Inc., a global green energy and metals company, since June 2022. Prior to that, Mr. Vesey served as President of Smart eMobility, a service provider within the sustainable energy ecosystem, from February 2022 to June 2022, as Chairman and Chief Executive Officer of the Global Energy Transformation Acquisition Company, a special purpose acquisition company with a focus on acquiring companies in the energy transition space, from September 2020 to January 2022, as President and Chief Executive Officer of Pacific Gas and Electric Company (NYSE: PCG), an electric and gas utility company, from August 2019 to July 2020, and as Chief Executive Officer and Managing Director of AGL Energy Limited (ASX: AGL), an electric generation and competitive electric and gas retailer, from February 2015 to December 2018. Mr. Vesey also served in numerous executive roles at The AES Corporation (NYSE: AES) from February 2004 to December 2014, including as Chief Operating Officer. Mr. Vesey spent several years as an energy industry consultant and leader at firms including FTI Consulting and Ernst & Young. He also served as Chief Executive and Managing Director of Melbourne-based CitiPower in Australia and began his career as a system planning engineer at Consolidated Edison. Mr. Vesey has previously served on the boards of PG&E and AGL Energy, among others. Mr. Vesey received a Bachelor of Arts degree in economics and a bachelor of science degree in mechanical engineering from Union College and a master of science degree from New York University.
We believe Mr. Vesey is qualified to serve on our board of directors due to his proven track record of transforming and repositioning businesses with more than 40 years of diverse energy industry experience.
Executive Officers
Our executive officers and their ages as of April 28, 2025 are listed below.

Name	Age	Position
Stephen J. Girsky	62	President, Chief Executive Officer and Director
Thomas B. Okray	62	Chief Financial Officer
Mary S. Chan	62	Chief Operating Officer
Dirk Ole Hoefelmann	57	President, Energy
Britton M. Worthen	51	Chief Legal Officer
Joseph R. Pike	43	Chief Human Resources Officer
Biographical information for our current executive officers, other than Mr. Girsky, is set forth below:
Thomas B. Okray has served as our Chief Financial Officer since March 2024. Prior to joining us, Mr. Okray was Executive Vice President and Chief Financial Officer at Eaton Corporation PLC (NYSE: ETN) ("Eaton"), an intelligent power management technologies company, from March 2021 to February 2024, and Executive Vice President and Chief Financial Officer-elect at Eaton from January 2021 to March 2021. Prior to that, he served as Senior Vice President and Chief Financial Officer of W.W. Grainger, Inc. (NYSE: GWW), an industrial supply distributor, from April 2018 to December 2020. From October 2016 to April 2018, Mr. Okray served as Executive Vice President and Chief Financial Officer of Advance Auto Parts, Inc. ( NYSE: AAP), an automotive aftermarket parts provider. He also served in various capacities at Amazon.com, Inc.

(Nasdaq: AMZN), an e-commerce company, including as President, Finance, North American Operations, from January 2016 to October 2016, and as Vice President, Finance, Global Customer Fulfillment, from June 2015 to January 2016. Prior to that, Mr. Okray served in various finance and operational roles at General Motors (NYSE: GM), an automotive company, from January 2010 to June 2015. Mr. Okray has served on the board of directors of Monro, Inc (Nasdaq: MNRO), an automotive service and tire dealer, since February 2024, and Flowserve Corporation (NYSE: FLS), a manufacturer and aftermarket service provider of comprehensive flow control systems, since April 2023. Mr. Okray received a bachelor of science degree in chemical engineering from Michigan State University and an M.B.A, with concentrations in finance, statistics, production and operations, and business policy, from the University of Chicago.
Mary S. Chan has served as our Chief Operating Officer since October 2023. Ms. Chan has been a Managing Partner at VectoIQ, LLC, a consulting firm focused on smart transportation product and services, since February 2016. From January 2021 to December 2022, Ms. Chan served as President and Chief Operating Officer of VectoIQ Acquisition Corp. II, a special purpose acquisition company. Prior to that, Ms. Chan served as Chief Operating Officer of VectoIQ from January 2018 to June 2020. She served as President of the Global Connected Consumer group at General Motors (NYSE: GM), an automotive manufacturing company, from May 2012 to May 2015. Ms. Chan joined General Motors from Dell Inc. (NYSE: Dell), a technology company in the business of computers and related products, where she was Senior Vice President and General Manager of Enterprise Mobility Solutions & Services from September 2009 to March 2012. Prior to that, she held various Executive Vice President and Senior Vice President positions at Alcatel-Lucent from December 2006 to 2009 and Lucent Technologies Inc., as President of 4G/LTE Wireless Networks and President of Global Wireless Networks from 2000 to December 2006. Ms. Chan has served on the boards of directors of Magna International Inc. (NYSE: MGA), a global automotive parts supplier, since August 2017, and on the board of directors of SBA Communications Corporation (Nasdaq: SBAC), a real estate investment company, since May 2015. In addition, Ms. Chan has served on the board of directors of CommScope Holding Company, Inc. (Nasdaq: COMM), a global network infrastructure provider, since April 2020. She previously served on the board of directors of Dialog Semiconductor Plc, a manufacturer of semiconductor-based system solutions, from 2016 to 2021. Ms. Chan received a bachelor of science degree and master of science in electrical engineering from Columbia University.
Dirk Ole Hoefelmann has served as our President, Energy since February 2024. Prior to joining us, Mr. Hoefelmann was Operating Partner for Hy24, an investment company, from April 2023 to October 2023. From January 2021 to April 2023, Mr. Hoefelmann was General Manager at Plug Power, Inc. (Nasdaq: PLUG), a provider of hydrogen solutions, responsible for their electrolyzer business. Prior to that, Mr. Hoefelmann spent 30 years at Air Liquide S.A., a global supplier of industrial and medical gases, in a variety of roles, including as Vice President, World Business Line Industrial Merchant from September 2019 to January 2021, Chief Executive Officer, Air Liquide Advanced Technologies U.S. LLC from March 2013 to August 2019, and Chairman of Air Liquide Advanced Materials from September 2013 to December 2015.Mr. Hoefelmann received bachelor’s degree in Mathematics and an M.B.A. in International Business from St. Mary’s College of California.
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
Joseph R. Pike has served as our Chief Human Resources Officer since June 2020, and prior to that, served as Legacy Nikola’s Chief Human Resources Officer from January 2018 to June 2020. Prior to joining Legacy Nikola, Mr. Pike served in various human resources positions at Vista Outdoor Inc. (NYSE: VSTO), an outdoor sports and recreational products company, including senior director of talent and as director of leadership and organizational development from June 2015 to January 2018. At H.J. Heinz Company, a food processing company which is now a part of Kraft Heinz Co (Nasdaq: KHC), Mr. Pike served in various capacities from March 2013 to June 2015, including as human resources business partner, head of talent management and organizational effectiveness and associate director of performance. Mr. Pike received a bachelor’s degree in communications from Brigham Young University and a master’s degree in public administration from the Brigham Young University Marriott School of Management.
Corporate Governance
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
Our board of directors has determined that each member of the audit committee satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, our board of directors examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. The audit committee is currently comprised of Messrs. Shindler and Mansuetti and Ms. Tully. Mr. Shindler is the chair of the audit committee.
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
We have chosen to separate the roles of chairman of the board of directors and Chief Executive Officer. Our board of directors believes that separating these roles is the most appropriate structure for the Company. Our board of directors believes that an independent chairman enables the board of directors to more effectively and objectively monitor our performance, and that of the Chief Executive Officer and our executive officers. By separating these roles, our board of directors believes that Mr. Girsky can devote his attention to executing our strategy while Mr. Shindler can take responsibility for leading the board of directors.
Mr. Shindler has served as the independent chairman of the board of directors since August 2023. In his role as the independent chairman, Mr. Shindler undertakes several responsibilities with respect to the operations and functioning of our board of directors. Among these responsibilities are the following: presides at meetings of our board of directors; presides over executive sessions of the non-employee directors; helps facilitate communication between senior management and the independent directors; works with committee chairs to oversee coordinated coverage of board responsibilities; and undertakes such other responsibilities as our board of directors may assign to him from time to time.
If our chairman of the board of directors is not an independent director, our board of directors will appoint an independent director to serve as lead independent director in accordance with our Corporate Governance Guidelines.
Role in Risk Oversight
One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and the audit committee has the responsibility to consider and discuss major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements, as well as the COVID-19 pandemic and inflation, interest rate and cybersecurity risks. Our compensation committee also assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.
Corporate Governance Guidelines
Our board of directors has adopted written Corporate Governance Guidelines to ensure that the board of directors will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. Our Corporate Governance Guidelines set forth the practices the board of directors intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluations, and board committees and compensation. If individual directors fail to receive a majority of votes, our Corporate Governance Guidelines require such directors to tender resignation to the board of directors for its consideration. If a majority of the votes cast for a director are marked “against” or “withheld” in an uncontested election, the sustainability, nominating and corporate governance committee will act on an expedited basis to determine whether the director’s resignation should be accepted and to make a recommendation to the board of directors. The board of directors shall promptly consider that recommendation and make the final determination whether to accept the resignation. The sustainability, nominating and corporate governance committee assists the board of directors in implementing and adhering to our Corporate Governance Guidelines. Our Corporate Governance Guidelines are reviewed at least annually by the sustainability, nominating and corporate governance committee, and changes are recommended to our board of directors as warranted.
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

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees. The code addresses various topics, including:
•compliance with laws, rules and regulations;
•confidentiality;
•conflicts of interest;
•corporate opportunities;
•fair dealing;
•payments or gifts from others;
•health and safety;
•insider trading;
•protection and proper use of company assets; and
•record keeping.
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
Corporate Governance Documents
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, charters for each of the audit, compensation and sustainability, nominating and corporate governance committees and other corporate governance documents, are posted on the investors section of our website at www.nikolamotor.com/investors under the heading “Corporate Governance — Governance Documents.” In addition, stockholders may obtain a printed copy of these documents by writing to Secretary, Nikola Corporation, P.O. Box 27028, Tempe, Arizona 85285.
Insider Trading Policy
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to the Company and its employees, officers, directors, consultants, contractors, and other covered persons (the "Insider Trading Policy"). The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Anti-Hedging Policy
Under the Insider Trading Policy, our directors, officers, employees, consultants and contractors are prohibited from engaging in short sales of our securities, purchases of our securities on margin, hedging or monetization transactions through the use of financial instruments, and options and derivatives trading on any of the stock exchanges or futures exchanges.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. These persons are required to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our executive officers, directors and greater than 10% stockholders complied on a timely basis with all Section 16(a) filing requirements applicable to them with respect to transactions during 2024.

Item 11. Executive Compensation
Director Compensation
For 2024, our each of our non-employee directors received a restricted stock unit (“RSU”) award based on a set value for their service on our board of directors. The grant date fair value of the RSUs for each non-employee director position for 2024 is shown below (with the number RSUs determined based on the trailing 10-day trading average prior to April 24, 2024).

	Cash Retainer ($)	Value of RSU Retainer ($)	RSU Retainer (# RSUs)
Chairman of the Board of Directors	$—	$300,000	455,000
Chair of a Committee	$—	$230,000	348,000
Director	$—	$200,000	333,333
The 2024 non-employee director RSU awards are scheduled to vest on the first anniversary of the grant date, which is April 25, 2025, or if earlier, upon the consummation of a change in control (as defined under the 2020 Plan).
As of December 31, 2024, all non-employee directors have elected to defer the settlement of RSUs granted after that date until the earlier of the date the non-employee director terminates from service as a member of our board of directors or the occurrence of a change in control (as defined under the 2020 Plan), subject to compliance with Code Section 409A.
We reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board of directors and committee meetings. Employee directors do not receive additional compensation for service as a member of our board of directors.
The following table shows certain information with respect to the compensation of our non-employee directors during the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)
Andrew Vesey	—	208,800	—	208,800
Bruce L. Smith	—	199,800	—	199,800
Carla Tully(2)	—	221,334	—	221,334
John Vesco	—	199,800	—	199,800
Jonathan Pertchik	—	199,800	—	199,800
Mary L. Petrovich	—	208,800	—	208,800
Michael L. Mansuetti	—	199,800	—	199,800
Steven M. Shindler	—	273,006	—	273,006
(1) Amounts represent the aggregate fair value of the RSUs computed as of the grant date of each award in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) for financial reporting purposes, rather than amounts paid to or realized by the named individual. See Note 9 to the consolidated financial statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards.
(2) The grant date fair value of Ms. Tully's RSU award reflects an award of 970 RSUs granted in connection with her appointment to the board of directors on February 16, 2024.
Executive Compensation
Summary Compensation Table
For the year ended December 31, 2024, our named executive officers were Stephen J. Girsky, our President, Chief Executive Officer, Thomas B. Okray, our Chief Financial Officer, and Mary S. Chan, our Chief Operating Officer. The following table provides information regarding compensation to each of our named executive officers during the last two or fewer fiscal years during which such individuals were named executive officers.

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Stephen J. Girsky(3)	2024	1,000,000	—	6,364,800	15,442	7,380,242
President and Chief Executive Officer	2023	388,462	—	7,777,250	29,423	8,195,135
Thomas B. Okray(4)	2024	561,346	—	3,257,616	55,464	3,874,426
Chief Financial Officer
Mary S. Chan(5)	2024	700,000	—	2,364,816	15,385	3,080,201
Chief Operating Officer	2023	148,077	—	1,818,000	21,885	1,987,962
(1) The amounts in this column represent the aggregate fair value of RSUs and performance-based vesting RSUs ("PSUs") computed as of the grant date of each award in accordance with ASC 718 for financial reporting purposes, rather than amounts paid to or realized by the individual. See Note 9 to the consolidated financial statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock awards.
(2) The amounts in this column represent company matching contributions to our 401(k) plan, the value of any taxable relocation reimbursements or stipends paid during the applicable fiscal year, and severance benefits. For 2024, relocation reimbursements or stipends in the amount of $39,560 were paid to Mr. Okray in connection with his relocation to Arizona. For 2023, relocation reimbursements or stipends in the amount of $20,000 were paid each of to Mr. Girsky and Ms. Chan in connection with their respective relocations to Arizona.
(3) Mr. Girsky served as Chairman of our board of directors from September 20, 2020 until his appointment as President and Chief Executive Officer on August 4, 2023.
(4) Mr. Okray was hired as our Chief Financial Officer on March 4, 2024.
(5) Ms. Chan was hired as our Chief Operating Officer on October 9, 2023.
Pursuant to our compensation program and their respective employment agreements, each of our named executive officers is paid an annual salary, is eligible to receive equity incentive awards that vest over time and based on performance, and is eligible to participate in our 401(k) plan with a matching contribution of 3.5% on the first 6% employee contribution (up to certain statutory limits) and in certain health and welfare benefit programs on the basis provided to all employees. Each of our executive officers, including our named executive officers, has declined to participate in any annual cash bonus program. None of our named executive officers received an increase in annual salary during 2024.
Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding outstanding equity awards for each of our named executive officers as of December 31, 2024.

		Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested ($)
Stephen J. Girsky	8/3/2023 (3)	—	—	—	—	—	—	33,334	39,667
	8/3/2023 (4)	—	—	—	—	9,167	10,909	—	—
	4/25/2024 (5)	—	—	—	—	—	—	132,600	157,794
	4/25/2024 (6)	—	—	—	—	132,600	157,794	—	—
Thomas B. Okray	3/4/2024 (3)	—	—	—	—	—	—	20,000	23,800
	3/4/2024 (7)	—	—	—	—	5,000	5,950	—	—
	4/25/2024 (3)	—	—	—	—	—	—	49,267	58,628
	4/25/2024 (6)	—	—	—	—	49,267	58,628	—	—
Mary S. Chan	10/26/2023 (3)	—	—	—	—	—	—	20,000	23,800
	10/26/2023 (8)	—	—	—	—	6,666	7,933	—	—
	4/25/2024 (5)	—	—	—	—	—	—	49,267	58,628
	4/25/2024 (6)	—	—	—	—	49,267	58,628	—	—

(1) All awards were granted under our 2020 Plan.
(2) The market value is calculated based on the closing price of our common stock on December 31, 2024.
(3) PSUs vest 100% following the three-year performance period ending on December 31, 2025 and will be distributed to the extent we have achieved the defined performance milestones during the performance period, subject to the named executive officer's continuous service through the performance period, further subject to acceleration pursuant to the applicable employment agreement between the Company and the named executive officer.
(4) RSUs vest in equal annual tranches on each of the first two anniversaries of August 4, 2023, subject to Mr. Girsky’s continuous service through the vesting date, further subject to acceleration pursuant to the Girsky Employment Agreement.
(5) PSUs vest 100% following the three-year performance period ending on December 31, 2026 and will be distributed to the extent we have achieved the defined performance milestones during the performance period, subject to the named executive officer’s continuous service through the performance period, further subject to acceleration pursuant to the applicable employment agreement between the Company and the named executive officer.
(6) RSUs vest in three equal installments beginning on March 3, 2025, subject to the named executive officer’s continuous service through the applicable vesting date, further subject to acceleration pursuant to the applicable employment agreement between the Company and the named executive officer.
(7) RSUs vest in two equal installments on September 3, 2024 and March 3, 2025, subject to Mr. Okray’s continuous service though the applicable vesting date, further subject to acceleration pursuant to his employment agreement.
(8) RSUs vest in six equal semi-annual installments beginning on March 3, 2024, subject to Ms. Chan’s continuous service through the applicable vesting date, further subject to acceleration pursuant to her employment agreement.

Potential Payment upon Termination or Change in Control
We have entered into employment agreements with each of our named executive officers that provide our named executive officers with severance protections. The employment agreements provide that our named executive officers will be eligible for severance benefits following an involuntary termination, whether or not in connection with a change in control, subject to the affected named executive officer’s execution of a customary release of claims in favor of the company and agreement to certain restrictive covenants.
Under the employment agreements, if the executive’s employment is involuntarily terminated (as defined under the named executive officer’s employment agreement), whether or not in connection with a change in control (as defined under the named executive officer’s employment agreement), then the executive will be entitled to receive a cash lump sum severance payment, a cash lump sum payment covering 18 months of COBRA benefits continuation, full acceleration of RSUs and vesting of PSUs based upon actual performance at the end of the performance period.
Under the employment agreements, in the event of a change in control (as defined in the 2020 Plan), the achievement of the performance conditions for performance-based stock awards, for example a PSU, will be based on performance through the closing of such change in control. The amount of the performance-based stock award that would have been earned based on actual performance though the closing of the change in control will be converted to time-vested restricted stock units immediately prior to such change in control (the “Converted Awards”). If the Converted Awards are assumed, substituted or otherwise continued by the successor corporation (or a parent or subsidiary thereof), all vesting restrictions applicable to the Converted Awards will lapse on the earlier of (i) the final day of the applicable performance period subject to the named executive officer’s continued employment with the successor corporation (or a parent or subsidiary thereof) through such date, at which time such Converted Awards will be settled, and (ii) the named executive officer’s “involuntary termination” (as defined in the employment agreement) of employment with the successor corporation (or a parent or subsidiary thereof). All Converted Awards that are not assumed, substituted, or otherwise continued by the successor corporation (or a parent or subsidiary thereof) will fully vest and will be settled immediately prior to the consummation of such change in control.
The severance payments described above are subject to the executive’s execution and non-revocation of a general release of claims in favor of us and continued compliance with customary confidentiality and non-solicitation requirements for a period of two years following termination. All severance payments are subject to compliance with Section 409A.
For further details on employment agreements with our named executive officers, see the section below entitled “Employment Agreements with Named Executive Officers.”

Employment Agreements with Named Executive Officers
We have entered into an at-will employment agreement with each of our named executive officers. Details of the employment agreements for our named executive officers are provided below.
Employment Agreement with Stephen J. Girsky
On August 4, 2023, Mr. Girsky entered into an employment agreement with us to serve as our President and Chief Executive Officer (the “Girsky Employment Agreement”). The Girsky Employment Agreement provides that Mr. Girsky will receive an initial annual salary of $1,000,000 and provides for a one-time relocation reimbursement bonus of $20,000, grossed up, in consideration for his relocation to the greater Phoenix, Arizona area. Pursuant to the Girsky Employment Agreement, Mr. Girsky has declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. The Girsky Employment Agreement also describes Mr. Girsky’s initial RSU and PSU, awards the material terms of which are set forth below in the “Outstanding Equity Awards at Year End” table.
Under the Girsky Employment Agreement, in the event that Mr. Girsky’s employment is involuntarily terminated (as defined in the Girsky Employment Agreement) and subject to Mr. Girsky’s delivery of an effective release of claims and ongoing compliance with certain restrictive covenants, including two-year noncompete, solicitation, and non-disparagement covenants, Mr. Girsky would be entitled to receive: (1) a lump sum cash payment in an amount equal to $2,600,000, less applicable withholding taxes, payable on the first regular payroll date following the effective date of the release; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes, payable on the first regular payroll date following the effective date of the release; (3) the acceleration in full of all unvested RSUs, restricted stock, and options, other than Mr. Girsky’s PSUs (and the post termination exercise period for unexercised stock options, if any, would be extended to three years following her termination date); and (4) service will be deemed to have been satisfied with respect to all unvested PSUs and all outstanding PSUs will vest and be settled at the end of the performance period based on final actual performance.
Employment Agreement with Thomas B. Okray
On February 29, 2024, Mr. Okray entered into an employment agreement with us to serve as our Chief Financial Officer (the “Okray Employment Agreement”). The Okray Employment Agreement provides that Mr. Okray will receive an initial annual salary of $695,000 and provides for a one-time relocation reimbursement bonus of $20,000, grossed up, in consideration for his relocation to the greater Phoenix, Arizona area. Pursuant to the Okray Employment Agreement, Mr. Okray has declined to participate in any annual cash bonus program, without regard to his eligibility for any such program. The Okray Employment Agreement also describes Mr. Okray’s initial RSU and PSU, awards the material terms of which are set forth below in the “Outstanding Equity Awards at Year End” table.
Under the Okray Employment Agreement, in the event that Mr. Okray’s employment is involuntarily terminated (as defined under the Okray Employment Agreement) and subject to Mr. Okray’s delivery of an effective release of claims and ongoing compliance with certain restrictive covenants, including two-year noncompete, solicitation, and non-disparagement covenants, Mr. Okray would be entitled to receive: (1) a lump sum cash payment in an amount equal to $1,390,000, less applicable withholding taxes, payable on the first regular payroll date following the effective date of the release; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes, payable on the first regular payroll date following the effective date of the release; (3) the acceleration in full of all unvested RSUs, restricted stock, and options, other than Mr. Okray’s PSUs (and the post termination exercise period for unexercised stock options, if any, would be extended to three years following her termination date); and (4) service will be deemed to have been satisfied with respect to all unvested PSUs and all outstanding PSUs will vest and be settled at the end of the performance period based on final actual performance.
Employment Agreement with Mary S. Chan
On September 15, 2023, Ms. Chan entered into an employment agreement with us to serve as our Chief Operating Officer (the “Chan Employment Agreement”). The Chan Employment Agreement provides that Ms. Chan will receive an initial annual salary is $700,000 and provides for a one-time relocation reimbursement bonus of $20,000, grossed up, in consideration for her relocation to the greater Phoenix, Arizona area. Pursuant to the Chan Employment Agreement, Ms. Chan has declined to participate in any annual cash bonus program, without regard to her eligibility for any such program. The Chan Employment Agreement also describes Ms. Chan’s initial RSU and PSU, awards the material terms of which are set forth below in the “Outstanding Equity Awards at Year End” table.
Under the Chan Employment Agreement, in the event that Ms. Chan’s employment is involuntarily terminated (as defined under the Chan Employment Agreement) and subject to Ms. Chan’s delivery of an effective release of claims and ongoing compliance with certain post termination restrictive covenants, including a two-year noncompete, non-solicitation and non-disparagement covenants, Ms. Chan would be entitled to receive: (1) a lump sum cash payment in an amount equal to $1,400,000, less applicable withholding taxes, less applicable withholding taxes, payable on the first regular payroll date following the effective date of the release; (2) a lump sum cash payment equal to 18 months of COBRA benefits coverage, less applicable withholding taxes, less applicable withholding taxes, payable on the first regular payroll date following the effective date of the release; (3) the acceleration in full of all unvested RSUs, restricted stock, and options, other than Ms. Chan’s PSUs (and the post termination exercise period for unexercised stock options, if any, would be extended to three years following her termination date); and (4) service will be deemed to have been satisfied with respect to all unvested PSUs and all outstanding PSUs will vest and be settled at the end of the performance period based on final actual performance.

Pay Versus Performance
The following table shows the total compensation for our named executive officers for each of the last two fiscal years as set forth in the Summary Compensation Table, the “compensation actually paid” to our Chief Executive Officer and, on an average basis, our other named executive officers (in each case, as determined under SEC rules), our total stockholder return (“TSR”), and our net income.

							Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total CEO (S. Girsky)(1)	Summary Compensation Table Total CEO (M. Lohscheller)(1)	Compensation Actually Paid to CEO (S. Girsky)(2)	Compensation Actually Paid to CEO (M. Lohscheller)(2)	Average Summary Compensation Table Total for Non-CEO NEOs(2)	Average Compensation Actually Paid to Non-CEO NEOs(2)	Total Stockholder Return(3)	Peer Group Total Stockholder Return(3)	Net Income (Loss) ($000)(4)
2024	7,380,242	—	(202,432)	—	2,283,327	347,652	4	82	(958,229)
2023	8,195,135	2,005,370	2,231,927	(226,005)	1,390,039	372,321	39	92	(966,282)
2022	—	9,438,959	—	2,754,048	2,694,939	(6,701,220)	21	67	(784,238)

(1)Amounts represent compensation actually paid to our CEO(s) and the average compensation actually paid to our remaining named executive officers for the relevant fiscal year, as determined under SEC rules and described below, which includes the following individuals for each fiscal year:

Year	CEO	Non-CEO Named Executive Officers
2024	Stephen J. Girsky	Thomas B. Okray, Mary S. Chan
2023	Michael Lohscheller, Stephen J. Girsky	Kim J. Brady, Stasy Pasterick, Mary S. Chan, Carey Mendes, Joseph S. Cappello, Britton M. Worthen
2022	Mark A. Russell, Michael Lohscheller	Kim J. Brady, Pablo M. Koziner, Carey Mendes, Joseph R. Pike, Britton M. Worthen

(2) SEC rules require certain adjustments be made to the Summary Compensation Table totals to determine “compensation actually paid” as reported in the Pay versus Performance Table. “Compensation actually paid” does not necessarily represent cash and/or equity value transferred to the applicable named executive officer as realized income, but rather is a value calculated under applicable SEC rules. In general, “compensation actually paid” is calculated as Summary Compensation Table total compensation adjusted to include the fair market value of equity awards as of December 31 of the applicable year or, if earlier, the vesting date. The following table details these adjustments. The Company offers neither a defined benefit pension plan nor dividends, so no adjustment for those items are included in the table below.

Year	Executive(s)	Summary Compensation Table Total	(-) Equity Awards in SCT	(+) Value of Awards Granted in Current Year and Unvested at Year End	(+) Change in Value of Prior Grants Unvested at Year End	(+) Value as of Vesting Date for Awards Granted in Year	(+) Change in Value for Prior Grants Vested in Year	(-) Value of Forfeited Awards as of End of Prior Year	(+) Dividends, Equivalents, or Other Earnings	Compensation Actually Paid
2024	CEO	7,380,242	6,364,800	420,784	(1,455,866)	—	(182,792)	—	—	(202,432)
	Other NEOs	2,283,327	1,700,585	120,493	(329,671)	8,986	(34,898)	—	—	347,652
2023	CEO 1 (S. Girsky)	8,195,135	7,777,250	1,814,042	—	—	—	—	—	2,231,927
	CEO 2 (M. Lohscheller)	2,005,370	1,370,000	—	—	—	(278,187)	583,188	—	(226,005)
	Other NEOs	1,390,039	893,667	449,083	(123,967)	193	(334,956)	114,404	—	372,321
2022	CEO 1 (M. Russell)	5,032,960	5,032,960	—	—	—	(12,145,396)	14,426,999	—	(26,572,395)
	CEO 2 (M. Lohscheller)	9,438,959	9,248,781	1,874,896	—	688,974	—	—	—	2,754,048
	Other NEOs	2,694,939	2,433,400	550,787	(3,089,106)	203,633	(472,057)	4,156,016	—	(6,701,220)
(3) TSR is determined based on the end of year value of $100 invested in our common stock on the first day of each respective year.
(4) The amounts in this column represent the Company’s disclosed net income (loss) for each reported year.
The following graphical depictions demonstrate the relationship between the compensation actually paid to our named executive officers versus our TSR, the compensation actually paid to our named executive officers versus our Net Income, and our TSR versus the TSR of the Nasdaq Clean Edge Green Energy Index, for the periods covered in the Pay Versus Performance table.

Equity Grant Practices

We do not grant equity awards in anticipation of the release of material non-public information, and we do not time the release of material non-public information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material non-public information into account when determining the timing and terms of such awards. Although we do not have a formal policy with respect to the timing of our equity award grants, our compensation committee has historically granted such awards on a predetermined annual schedule. During 2024, we did not grant new awards of stock options, stock appreciation rights, or similar option-like instruments to our named executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes the number of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights granted to our employees, consultants and directors, as well as the number of shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,778,848	$41.23	4,403,018
Equity compensation plans not approved by security holders	—	—	—
Total	1,778,848	$41.23	4,403,018
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 28, 2025 by:

(1) each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock,
(2) each named executive officer as of December 31, 2024,
(3) each director, and
(4) all current executive officers and directors as a group.
The beneficial ownership percentages set forth in the table below are based on 119,434,873 shares of common stock outstanding as of April 28, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, options held by that person that are exercisable within 60 days of April 28, 2025 and RSUs held by that person that vest within 60 days of April 28, 2025 have been included but RSUs that are currently vested but where settlement has been deferred have been excluded.
Except as otherwise set forth in footnotes to the table below, the address of each of the persons listed below is c/o Nikola Corporation, P.O. Box 27028, Tempe, Arizona 85285.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
5% Stockholders:
Nomura Holdings, Inc.(1)	7,864,292	7%
Antara Capital L.P.(2)	10,120,824	9%
Named Executive Officers and Directors:
Steven M. Shindler(3)	12,620	*
Mary S. Chan(4)	11,872	*
Stephen J. Girsky(5)	97,192	*
Michael L. Mansuetti	667	*
Thomas B. Okray	3,604	*
Jonathan Pertchik	1,553	*
Mary L. Petrovich	5,134	*
Bruce L. Smith	177	*
Carla Tully	970	*
John Vesco	2,512	*
Andrew Vesey	4,085	*
All current executive officers and directors as a group (14 persons)(6)	333,815	*
* Represents beneficial ownership of less than 1%.
(1)Based on a Schedule 13G filed on February 14, 2025, by Nomura Holdings Inc. ("Nomura") and Nomura Securities International, Inc. ("NSI"). NSI is a wholly owned subsidiary of Nomura. Such reporting persons have shared voting and dispositive power over the shares. The business address of Nomura is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan. The business address of NSI is Worldwide Plaza, 309 West 49th Street New York, NY 10019.
(2)Based on a Schedule 13G filed on February 14, 2025, by Antara Capital LP ("Antara Capital"), Antara Capital GP LLC ("Antara GP), and Himanshu Gulati ("Mr. Gulati"). Antara GP is the general partner of Antara Capital. Mr. Gulati is the sole member of Antara GP. Such reporting persons have shared voting and dispositive power over the shares. The business address for such reporting persons is 55 Hudson Yards, 47th Floor, Suite C, New York, New York 10001.
(3)Includes 1,048 shares underlying warrants to purchase common stock.
(4)Includes 1,048 shares underlying warrants to purchase common stock.
(5)Includes 6,048 shares underlying warrants to purchase common stock.
(6)Consists of 152,041 shares of common stock owned, directly or indirectly, by our current executive officers and directors, 8,144 shares underlying warrants to purchase common stock, and options to purchase 198,122 shares of common stock.
Item 13. Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions

The following includes a summary of transactions since January 1, 2024 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and certain related parties had or will have a direct or indirect material interest, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.”
Indemnification Agreements
We entered into indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our Restated Certificate and our Bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
The limitation of liability and indemnification provisions in our Restated Certificate and our Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit the Company and our stockholders.
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
During the year ended December 31, 2024, we recorded purchases of $7.8 million to these entities. As of December 31, 2024, we recorded $13.9 million of accounts payable and $6.9 million in accrued expenses to these entities.
Mr. Mansuetti does not have a material interest in the transactions described above.
Agreements with FFI Phoenix Hub Holdings LLC
On July 3, 2023, the Company entered into a Membership Interest and Asset Purchase Agreement (as amended on January 31, 2024, the "MIPA") with FFI Phoenix Hub Holdings LLC ("FFI") and Nikola Phx Hub, LLC ("PHH Parent"), whereby FFI acquired from PHH Parent 100% of the issued and outstanding membership interests of Phoenix Hydrogen Hub LLC ("PHH") and certain assets related to the Phoenix hydrogen hub project from the Company.
Andrew M. Vesey serves as a director of the Company and as the Manager, President, and Treasurer of USA Fortescue Future Industries LLC, the parent company of FFI and PHH. Pursuant to the terms of the MIPA, FFI paid a total of $24,068,157 for the membership interests of PHH, and during the year ended December 31, 2023, we received net proceeds of approximately $20.7 million for certain assets related to the Phoenix hydrogen hub project. We believe the terms of this agreement are generally no less favorable to the Company than those that could be obtained in similar transactions with unaffiliated third parties.
Mr. Vesey does not have a material interest in the transaction described above.
Transactions with Former Director
Agreements with CNHI/Iveco

On September 30, 2019, Legacy Nikola entered into a European alliance agreement with CNHI and Iveco (“the European Alliance Agreement”) whereby Legacy Nikola and CNHI/Iveco agreed to establish an entity for the purposes of designing, developing, engineering and manufacturing pure electric and hydrogen heavy trucks in Europe. While Gerrit A. Marx, our former director, was a member of our board of directors, he served as Chief Executive Officer of each of Iveco Group N.V. and Iveco. Pursuant to the European Alliance Agreement, Legacy Nikola and Iveco will contribute equal amounts of cash and in kind contributions necessary for each party to subscribe to 50% of the capital stock of the entity contemplated by the agreement. The initial term of the European Alliance Agreement expires on December 31, 2030, with automatic renewals of ten-year periods unless terminated by either party with written notice received by the non-terminating party no later than December 31, 2029 for the initial term and no later than the end of the 7th year of any subsequent term. As a result of this agreement, we issued to Iveco 25,661,448 shares of Series D preferred stock in exchange for a license valued at $50.0 million pursuant to an S-WAY Platform and Product Sharing Agreement, $100.0 million in-kind services, pursuant to a Technical Assistance Service Agreement, or the Technical Assistance Service Agreement, and $100.0 million in cash. As of December 31, 2022, we have utilized the full balance of in-kind services, which were recognized through research and development expense. We believe the contribution and capitalization terms of this agreement are generally no less favorable to Legacy Nikola than those that could be obtained in similar transactions with unaffiliated third parties.
During the year ended December 31, 2024, we recorded purchases of $19.1 million to these entities and their subsidiaries. As of December 31, 2024, we recorded $3.6 million of accounts payable and $1.9 million in accrued expenses to their subsidiaries.
While he was a member of our board of directors, Mr. Marx did not have a material interest in the transactions described above.
Director Independence
Our board of directors determined that each of our directors, other than Stephen J. Girsky, qualify as an independent director, as defined under the Nasdaq listing rules and that our board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC and the Nasdaq listing rules relating to director independence requirements. Our board of directors considered the fact that Mr. Shindler served as Chief Financial Officer of VectoIQ, our predecessor company prior to our Business Combination that was completed in June 2020, and in such capacity, participated in the preparation of financial statements of VectoIQ, but did not participate in the preparation of Legacy Nikola’s financial statements. Based on input from Nasdaq, our board of directors determined that Mr. Shindler qualifies as an independent director. There are no family relationships among any of our directors or executive officers.
Board Meetings
Our board of directors held 10 meetings during 2024. Each director who served on our board of directors in 2024 attended at least 75% of the aggregate meetings held by the board of directors and the committees on which such director served during the time such director was a director. We do not have a policy that requires the attendance of directors at our annual meeting of stockholders.
Meeting of Non-Management and Independent Directors and Communications with Directors
The independent directors meet in an executive session in connection with each regularly scheduled board meeting, during which the independent directors have the opportunity to discuss management performance. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. Our board of directors welcomes questions or comments about the Company and our operations. If a stockholder wishes to communicate with our board of directors, including our independent directors, they may send their communication in writing to: Secretary, Nikola Corporation, P.O. Box 27028, Tempe, Arizona 85285. You must include your name and address in the written communication and indicate whether you are a stockholder. The Secretary will review any communication received from a stockholder, and all material communications will be forwarded to the appropriate director or directors or committee of the board of directors based on the subject matter.

Item 14. Principal Accountant Fees and Services
On March 13, 2024, the audit committee appointed Grant Thornton LLP (“Grant Thornton") as our independent registered public accounting firm for the year ending December 31, 2024. EY was our independent registered public accounting firm from 2018 to March 13, 2024.
The following table sets forth the fees billed by EY and Grant Thornton for audit and other services rendered.

	For the years ended December 31,
	2024	2023
Audit Fees(1)	$1,145,142	$2,074,642
Audit-related Fees	—	—
Tax Fees(2)	—	—
	$1,145,142	$2,074,642
(1)Audit fees consist of fees billed for professional services rendered for the audit of our financial statements, including, the aggregate fees billed for 2023 and 2024 for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, and review of the quarterly financial information included in our Exchange Act filings.
(2)Tax fees consist of consulting work and assistance related to tax compliance.
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

3.1
Second Amended and Restated Certificate of Incorporation of Nikola Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

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

4.4
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

4.7
Fourth Supplemental Indenture to Indenture dated June 1, 2022, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated November 13, 2024 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-283679).

4.8
Fifth Supplemental Indenture to Indenture dated June 1, 2022, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated November 27, 2024 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 (File No. 333-283679).

4.9
Indenture (including form of Note) by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated June 23, 2023 (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

4.10
First Supplemental Indenture to Indenture dated June 23, 2023, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated November 13, 2024 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 (File No. 333-283679).

4.11
Second Supplemental Indenture to Indenture dated June 23, 2023, by and among Nikola Corporation, Nikola Subsidiary Corporation and U.S. Bank Trust Company, National Association, as trustee, dated November 27, 2024 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3 (File No. 333-283679).

4.12
Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company, dated May 15, 2018 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2018).

4.13
Registration Rights and Lock-Up Agreement by and among VectoIQ Acquisition Corp. and certain stockholders of VectoIQ Acquisition Corp., dated June 3, 2020 (incorporated by reference to Exhibit 4.4 to the Resale S-1).

Exhibit		Description
4.14
Amendment No. 1 to Registration Rights and Lock-Up Agreement by and among VectoIQ Acquisition Corp. and certain stockholders of VectoIQ Acquisition Corp., dated July 17, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2020).

4.15
Registration Rights Agreement by and between Nikola Corporation and Tumim Stone Capital LLC, dated September 24, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2021).

4.16		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.17
Warrant Agreement (including Form of Warrant) by and between RMG Acquisition Corp. and American Stock Transfer & Trust Company, LLC, as warrant agent, dated February 7, 2019, as amended by Amendment No. 1 to Warrant Agreement by and between Romeo Power, Inc. and American Stock Transfer & Trust Company, LLC, dated October 14, 2022 (incorporated by reference to Exhibit 4.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023).

4.18
Third Supplemental Indenture (including Form of Note) by and between Nikola Corporation and Wilmington Savings Fund Society, FSB, as trustee, dated August 19, 2024 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed on August 19, 2024).

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
Nikola Corporation 2020 Stock Incentive Plan, as amended and restated on April 24, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

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

10.11	#	Form of Amendment to Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2023).
10.12	#	Offer Letter from Nikola Corporation to Joseph R. Pike, dated January 1, 2018 (incorporated by reference to Exhibit 10.10 to the S-4).
10.13	#	Offer Letter from Nikola Corporation to Britton M. Worthen, dated March 26, 2019 (incorporated by reference to Exhibit 10.11 to the S-4).
10.14	#	Executive Employment Agreement by and between the Registrant and Joseph R. Pike, dated June 3, 2020 (incorporated by reference to Exhibit 10.15 to the Super 8-K).
10.15	#
Amendment to Executive Employment Agreement by and between Nikola Corporation and Joseph R. Pike dated August 15, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

10.16	#	Executive Employment Agreement by and between the Registrant and Britton M. Worthen, dated June 3, 2020 (incorporated by reference to Exhibit 10.16 to the Super 8-K).
10.17	#
Amendment to Executive Employment Agreement by and between Nikola Corporation and Britton M. Worthen dated August 15, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022).

Exhibit		Description
10.18	#
Executive Employment Agreement by and between Nikola Corporation and Stephen J. Girsky, dated August 4, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 2, 2023).

10.19	#
Executive Employment Agreement by and between Nikola Corporation and Mary S. Chan, dated September 15, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2023).

10.20	#
Executive Employment Agreement by and between Nikola Corporation and Joseph S. Cappello, dated September 15, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2023).

10.21	#	Nikola Corporation 2017 Stock Option Plan, dated July 10, 2017 (incorporated by reference to Exhibit 10.6 to the S-4).
10.22	#	Founder Stock Option Plan, dated November 9, 2018 (incorporated by reference to Exhibit 10.5 to the S-4).
10.23		Redemption Agreement by and between the Registrant and M&M Residual, LLC, dated June 3, 2020 (incorporated by reference to Exhibit 10.18 to the Super 8-K).
10.24		Lease Agreement by and between DARED 90 LLC and Nikola Corporation, dated February 13, 2018 (incorporated by reference to Exhibit 10.12 to the S-4).
10.25	*
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

10.26	*
Amended and Restated European Alliance Agreement by and between Nikola Corporation, Iveco S.p.A., and solely with respect to Sections 9.5 and 16.18, CNH Industrial N.V., dated February 28, 2020 (incorporated by reference to Exhibit 10.14 to the S-4).

10.27	*	Commercial Letter by and among VectoIQ Acquisition Corp., Nikola Corporation and Nimbus Holdings LLC, dated March 2, 2020 (incorporated by reference to Exhibit 10.15 to the S-4).
10.28	*	Master Agreement by and between Anheuser-Busch, LLC and Nikola Corporation (formerly Nikola Motor Company, LLC), dated February 22, 2018 (incorporated by reference to Exhibit 10.16 to the S-4).
10.29	*	Supply Agreement by and between Nel ASA and Nikola Corporation (formerly Nikola Motor Company, LLC), dated June 28, 2018 (incorporated by reference to Exhibit 10.18 to the S-4).
10.30	*	European Supply Agreement by and among Nikola Iveco Europe B.V., IVECO S.p.A. and Nikola Corporation, dated April 9, 2020 (incorporated by reference to Exhibit 10.23 to the S-4).
10.31	*
North American Supply Agreement by and among Nikola Iveco Europe B.V., Nikola Corporation, and solely with respect to Sections 2, 4.2, 4.8 and 6.2.2, Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.24 to the S-4).

10.32	*	Technical Assistance Service Agreement by and between Nikola Corporation and Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.25 to the S-4).
10.33	+
First Amendment to Technical Services Agreement by and between Nikola Corporation and Iveco S.p.A., a Società per Azioni, dated June 17, 2022 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.34	*	S-Way Platform and Product Sharing Contract by and between Nikola Corporation and Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.26 to the S-4).
10.35	*
First Amendment to S-Way Platform and Product Sharing Contract by and between Nikola Corporation and Iveco S.p.A., a Società per Azioni, dated June 17, 2022 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.36	*
Nikola Technology License Agreement by and among Nikola Iveco Europe B.V., Nikola Corporation, and solely with respect to Sections 4.3, 4.4, 4.5 and 4.6, Iveco S.p.A., dated April 9, 2020 (incorporated by reference to Exhibit 10.27 to the S-4).

10.37	* +
First Amendment to Nikola Technology License Agreement by and between Nikola Corporation and Nikola Iveco Europe GmbH (former Nikola Iveco Europe B.V.), dated June 17, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.38	*
Iveco Technology License Agreement by and among Nikola Iveco Europe B.V., Iveco S.p.A., and solely with respect to Sections 4.3, 4.4, 4.5, and 4.6, Nikola Corporation, dated April 9, 2020 (incorporated by reference to Exhibit 10.28 to the S-4).

Exhibit		Description
10.39	*
First Amendment to Iveco Technology License Agreement by and among Nikola Corporation, Nikola Iveco Europe GmbH (former Nikola Iveco Europe B.V.), and Iveco S.p.A., a Società per Azioni dated June 17, 2022 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.40	*
Membership Interests Purchase Agreement by and among the Registrant, Wabash Valley Resources LLC and the sellers party thereto, dated June 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.41
Amendment No. 1 to the Membership Interest Purchase Agreement by and between Nikola Corporation, Wabash Valley Resources LLC and the sellers party thereto, dated September 13, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.42	*
Hydrogen Sale and Purchase Agreement by and between the Registrant and Wabash Valley Resources LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.43	*
Second Amended and Restated Limited Liability Company Agreement of Wabash Valley Resources LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021).

10.44	*
Fuel Cell Supply Framework Agreement by and between Nikola Corporation and Robert Bosch LLC, dated August 30, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.45	*
FCPM Design and Manufacturing License Agreement by and between Nikola Corporation and Robert Bosch LLC, dated September 1, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.46
Loan Agreement by and between 4141 E Broadway Road LLC and Colliers Funding LLC, dated November 23, 2021 and Promissory Note, dated November 23, 2021 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.47	+
Loan and Security Agreement, dated as of July 30, 2022, by and among Nikola Corporation, Romeo Power, Inc., and Romeo Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 2, 2022).

10.48
Investment Agreement by and among Nikola Corporation, Nikola Subsidiary Corporation and Antara Capital LP, dated April 30, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2022).

10.49
Exchange and Investment Agreement by and among Nikola Corporation, Nikola Subsidiary Corporation and Antara Capital LP, dated March 29, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2023).

10.50
Stock Purchase Agreement by and between Nikola Corporation and Antara Capital LP, dated March 29, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2023).

10.51	+
Membership Interest and Asset Purchase Agreement by and among Nikola Corporation, FFI Phoenix Hub Holdings LLC and Nikola Phx Hub, LLC, dated July 3, 2023, as amended by First Amendment to Membership Interest and Asset Purchase Agreement, dated January 31, 2024 (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023).

10.52
Second Amended and Restated Equity Distribution Agreement by and between Nikola Corporation and Citigroup Global Markets Inc., as sales agent, dated May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2024).

10.53
Third Amended and Restated Equity Distribution Agreement by and between Nikola Corporation and Citigroup Global Markets Inc., as sales agent, dated October 31, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2024).

10.54	#
Executive Employment Agreement by and between Nikola Corporation and Dirk Ole Hoefelmann, dated February 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2024).

10.55	#
Executive Employment Agreement by and between Nikola Corporation and Thomas B. Okray, dated March 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2024).

10.56	#	Executive Employment Agreement by and between Nikola Corporation and Thomas Schmitt dated August 23, 2024.

Exhibit		Description
10.57
Securities Purchase Agreement, dated August 19, 2024, by and between Nikola Corporation and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2024).

10.58
Termination Agreement dated February 1, 2024 with respect to the Supply Agreement by and between Nel ASA and Nikola Corporation (formerly Nikola Motor Company, LLC), dated June 28, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.59
Equity Distribution Agreement dated December 9, 2024 between Nikola Corporation and BTIG, LLC, as sales agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2024).

16.1		Letter from Ernst & Young LLP, dated March 18, 2024 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2024).
19.1		Insider Trading Policy.
21.1		List of Subsidiaries.
24.1		Power of Attorney (included on the signature page hereof).
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1		Nikola Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL).
__________________________

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

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

NIKOLA CORPORATION

Date: October 9, 2025	By:	/s/ Britton M. Worthen
Britton M. Worthen
Chief Executive Officer and Chief Legal Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas B. Okray and Britton M. Worthen, and each of them, his or her true and lawful attorneys‑in‑fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Britton M. Worthen	Chief Executive Officer and Chief Legal Officer (Principal Executive Office)	October 9, 2025
Britton M. Worthen

/s/ Thomas B. Okray	Chief Financial Officer (Principal Financial and Accounting Officer)	October 9, 2025
Thomas B. Okray

/s/ Steven M. Shindler	Chairman of the Board	October 9, 2025
Steven M. Shindler

/s/ Stephen J. Girsky	Director	October 9, 2025
Stephen J. Girsky

/s/ Michael L. Mansuetti	Director	October 9, 2025
Michael L. Mansuetti

/s/ Mary L. Petrovich	Director	October 9, 2025
Mary L. Petrovich

/s/ Jonathan M. Pertchik	Director	October 9, 2025
Jonathan M. Pertchik

/s/ Bruce L. Smith	Director	October 9, 2025
Bruce L. Smith

/s/ Carla M. Tully	Director	October 9, 2025
Carla M. Tully

/s/ John C. Vesco	Director	October 9, 2025
John C. Vesco

/s/ Andrew M. Vesey	Director	October 9, 2025
Andrew M. Vesey